Form 10-Q
period 1999-09-30
AIRGATE WIRELESS INC
filed 1999-11-15
CIK 1086844

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form  10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1999.

       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER:  027455


                               AirGate PCS, Inc.
                                  Harris Tower
                               233 Peachtree St.
                                   Suite 1700
                               ATLANTA, GA  30303

                                 (404) 525-7272


       DELAWARE                                       58-2422929
--------------------------------          -------------------------------------
(STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)


11,969,734 shares of Common Stock, $0.01 par value per share, were outstanding as of November 15, 1999.



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes ______          No __X__


AIRGATE PCS, INC.

FOURTH QUARTER REPORT

Table of Contents

PART I  Financial Information

Item 1. Financial Statements

     Consolidated Balance Sheets at September 30, 1999 (unaudited) and December 31, 1998

     Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 1999 and 1998

     Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 1999 and 1998

     Notes to the Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk


PART II  Other Information

Item 2.  Changes in Securities and Use of Proceeds

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

                         PART I.  FINANCIAL INFORMATION
                          Item I  FINANCIAL STATEMENTS

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEETS
                              (dollars in $000's)


                                                                               September 30,    December 31,
   Assets                                                                          1999            1998
                                                                               ------------    ------------
                                                                                (unaudited)
Current assets:
    Cash and cash equivalents                                                     $ 258,900        $   2,296
    Due from AirGate Wireless, LLC                                                      751              378
    Prepaid expenses                                                                  1,596              100
                                                                                  ---------        ---------
        Total current assets                                                        261,247            2,774

Property and equipment, net                                                          44,206           12,545
Financing costs                                                                      11,622             --
Other assets                                                                            245              131
                                                                                  ---------        ---------
                                                                                  $ 317,320        $  15,450
                                                                                  =========        =========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
    Accounts payable                                                                 22,394      $     1,449
    Accrued interest                                                                  1,413              686
    Notes payable                                                                      --              6,000
    Notes payable to shareholders                                                      --              4,965
    Current maturities of long-term debt                                          $   7,700            3,381
                                                                                  ---------        ---------
        Total current liabilities                                                    31,507           16,481
Long-term debt, excluding current maturities                                        157,967            4,319
                                                                                  ---------        ---------
        Total liabilities                                                           189,474           20,800
                                                                                  ---------        ---------

Stockholders' equity(deficit):
    Preferred stock, par value, $.01 per share;
        5,000,000 shares authorized; no shares
        issued and outstanding                                                          --                --
    Common stock, par value, $.01 per share;
        25,000,000 shares authorized;
        11,957,201 shares issued and
        outstanding                                                                     120               34
    Unearned stock option compensation                                               (2,900)              --
    Additional paid-in capital                                                      157,880            6,270
    Accumulated deficit                                                             (27,254)         (11,654)
                                                                                  ---------         ---------

        Total stockholders' equity(deficit)                                         127,846           (5,350)
                                                                                  ---------         ---------

        Total liabilities and stockholders' equity(deficit)                       $ 317,320        $  15,450
                                                                                  =========        =========

See accompanying notes to consolidated financial statements.


               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                 (dollars in $000's, except per share amounts)



                                                                                                       Period from
                                                    Three Months                  Nine Months           Inception,
                                                       Ended                         Ended           June 15, 1995 to
                                                    September 30,                September 30,        September 30,
                                                1999           1998          1999           1998          1999
                                            ----------      ---------     ----------     ----------    ----------
General and administrative expenses        $   (3,820)    $     (452)    $   (5,619)    $   (1,552)    $ (12,027)
Depreciation and amortization                    (213)          (282)          (622)        (1,028)       (2,861)
                                           ----------     ----------     ----------     ----------     ---------
              Operating loss                   (4,033)          (734)        (6,241)        (2,580)      (14,888)
Interest expense                               (3,801)          (506)        (9,358)        (1,015)      (12,366)
                                           ----------     ----------     ----------     ----------     ---------
              Net loss                     $   (7,834)    $   (1,240)    $  (15,599)    $   (3,595)    $ (27,254)
                                           ==========     ==========     ==========     ==========     =========
Basic and diluted net loss per
     share of common stock                 $    (2.25)    $    (0.37)    $    (4.57)    $    (1.06)
Weighted-average common
     shares outstanding                     3,477,978      3,382,518      3,414,338      3,382,518
                                           ==========     ==========     ==========     ==========
Weighted-average fully diluted
     common shares outstanding              5,394,420      3,382,518      4,234,898      3,382,518
                                           ==========     ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                              (dollars in $000's)


                                                                                                   Period from
                                                                          Nine Months               Inception,
                                                                             ended                June 15, 1995
                                                                          September 30,          to September 30,
                                                                     1999           1998              1999
                                                                 -----------     ----------      ----------------
Cash flows from operating activities:
  Net loss                                                        $ (15,599)       $ (3,595)        $ (27,254)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
      Depreciation and amortization:                                    622           1,028             2,861
      Loss on sale of fixed assets                                      (19)             --               (19)
      Amortization of note discounts                                  8,691              --             8,691
      Stock option compensation                                         325              --               325
      (Increase) decrease in:
         Due from AirGate Wireless, LLC                                (373)             --              (751)
         Prepaid expenses                                            (1,496)           (212)           (1,596)
         Other assets                                                  (114)             --             2,102
         Increase (decrease) in:
         Accounts payable                                             4,673           1,002            (6,110)
         Accrued interest                                               726             788             3,170
                                                                  ---------        --------         ---------
                  Net cash (used in)
                      operating activities                           (2,564)           (989)            6,361
                                                                  ---------        --------         ---------
Cash flows from investing activities:
  Capital expenditures                                              (15,651)         (2,432)          (20,889)
  Purchase of FCC licenses                                               --              --            (2,936)
                                                                  ---------        --------         ---------
                   Net cash used in investing activities            (15,651)         (2,432)          (23,825)
                                                                  ---------        --------         ---------

Cash flows from financing activities:
  Proceeds from notes payable                                        18,500              --            26,300
  Payment on notes payable                                          (10,000)             --           (10,000)
  Proceeds from high yield debt                                     156,057              --           156,057
  Financing cost on Lucent and high yield offering                  (11,622)             --           (11,622)
  Proceeds from equity offering                                     130,985              --           130,985
  Offering costs                                                    (10,481)             --           (10,481)
  Payment of note payable to bank                                    (1,000)             --            (1,000)
  Proceeds from notes payable to stockholders                         2,530           5,200            30,190
  Payments on notes payable to stockholders                            (150)             --           (20,850)
  Cash distributions                                                     --              --              (493)
                                                                  ---------        --------         ---------
                   Net cash provided by financing activities        274,819           5,200           289,086
                                                                  ---------        --------         ---------
                  Net increase in cash and
                      cash equivalents                              256,604           1,779           258,900

Cash and cash equivalents at beginning of period                      2,296             147                --
                                                                  ---------        --------         ---------
Cash and cash equivalents at end of period                        $ 258,900        $  1,926         $ 258,900
                                                                  =========        ========         =========
Supplemental disclosure of cash flow information--
 cash paid for interest                                           $     503        $    930         $   2,209
                                                                  =========        ========         =========
Supplemental disclosure of non cash investing and
  financing activities:
      Assets acquired through debt financing:
          FCC licenses                                            $      --        $     --         $  11,745
         Site acquisition and engineering costs                          --           7,700             7,700
       Notes payable and accrued interest converted to equity         7,835              --            13,040
       Fair value of warrants                                        13,319              --            13,319
      Compensatory stock options                                      3,225              --             3,225
      Beneficial conversion of convertible notes                      6,979              --             6,979
      Network assets acquired through payables                       16,272              --            16,272
      Distribution of FCC licenses:
          Accrued interest                                               --            (894)             (894)
          Long-term debt                                                 --         (11,745)          (11,745)
          FCC licenses                                                   --          12,846            12,846
          Line of credit                                                 --          (1,800)           (1,800)


 See accompanying notes to consolidated financial statements.

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                  (unaudited)

(1)  Basis of Presentation

         The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of AirGate PCS, Inc. ("AirGate" or the "Company"). The results of operations for the three and nine months ended September 30, 1999 are not indicative of the results that may be expected for a full fiscal year. The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 1998 which include information and disclosures not included herein. All significant intercompany accounts or balances have been eliminated in consolidation.

(2)  Development Stage Enterprise

         AirGate, LLC, the first predecessor of the Company, was established on June 15, 1995 (inception). The Company has devoted most of its efforts to date to activities such as preparing business plans, raising capital and planning the build-out of its PCS network. From inception through September 30, 1999, the Company has not generated any revenues and has incurred expenses of $(27.3) million, resulting in an accumulated deficit during the development stage of $(27.3) million as of September 30, 1999.

(3)  Stockholders' Equity and Debt Transactions

         (a) On September 30, 1999, the Company sold 7,705,000 shares of its common stock in its initial public offering pursuant to a registration statement filed on Form S-1 (Registration File Numbers 333-79189-02 and 333-79189-01) declared effective by the Securities and Exchange Commission on September 27, 1999. Proceeds from the initial public offering were $131.0 million. The Company incurred expenses, underwriting discounts and commissions related to the initial public offering of $10.5 million to independent third parties which have been reflected as a reduction of the offering proceeds. The managing underwriters for the Company's initial public offering were Donaldson, Lufkin & Jenrette Securities Corporation, Credit Suisse First Boston Corporation and the Robinson-Humphrey Company, L.L.C.


         (b) On September 30, 1999, the Company issued 300,000 units, each unit consisting of $1,000 principal amount at maturity of 13.5% senior subordinated discount notes due 2009 and one warrant to purchase
             2.148 shares of common stock at a price of $0.01 per share pursuant to a registration statement filed on Form S-1 (Registration File Numbers 333-79189-02 and 333-79189-01) declared effective by the Securities and Exchange Commission on September 27, 1999. The aggregate principal amount outstanding as of September 30, 1999 of the discount notes was $156.1 million which will accrete to the full aggregate principal amount of $300.0 million by October 1, 2004. The managing underwriters for the Company's units offering were Donaldson, Lufkin & Jenrette Securities Corporation and Credit Suisse First Boston Corporation.

             The Company incurred expenses, underwriting discounts and commissions of $6.6 million to independent third parties related to the units offering which have been recorded as an issuance cost and are being amortized over the life of the notes.

             The Company has allocated $10.9 million as of September 30, 1999 to the fair value of the warrants and has recorded an associated discount on the senior subordinated discount notes and will recognize the discount through interest expense over the life of the notes.

         (c) In August 1999, the Company entered into a $153.5 million Credit Agreement with Lucent Technologies Inc. ("Lucent") (the "Credit Facility"). The Credit Facility provides for (i) a $13.5 million senior secured term loan (the "Tranche I Term Loan") which matures on June 6, 2007, and (ii) a $140.0 million senior secured term loan (the "Tranche II Term Loan") which matures on September 30, 2008. Mandatory quarterly payments of principal are required beginning December 31, 2002 for the Tranche I Term Loan and March 31, 2004 for the Tranche II Term Loan initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. In connection with this financing, the Company issued to Lucent warrants to purchase common stock that were exercisable upon issuance. The base price of the warrants equals 120% of the price of one share of common stock at the closing of the initial public offering, or $20.40, and the warrants are exercisable for an aggregate of 128,860 shares of common stock. The warrants expire on the earlier of August 15, 2004 or August 15, 2001, if, as of such date, the Company has paid in full all outstanding amounts under the Lucent financing and has terminated the remaining unused portion of the commitments under the Lucent financing. The Company had allocated $0.7 million to the fair value of the warrants and recorded a discount of the note payable, which will be recognized as interest expense over the period from issuance to the maturity date.

         The Company incurred origination fees and expenses of $5.0 million which have been recorded as a financing cost and are being amortized over the life of the Lucent financing.

     (d) On September 30, 1999, the Company converted $7.6 million of convertible notes payable and accrued interest payable into 869,683 shares of common stock at a 48% discount of the initial public offering price. The amount related to the fair value of the beneficial conversion feature of $7.0 million has been allocated to additional paid in capital and recognized as interest expense from the date of issuance to the expected date of conversion (August 15, 1999).

         In May 1999, the Company issued warrants to purchase shares of common stock for an aggregate amount up to $2.7 million at an exercise price 25% less than the price of a share of common stock sold in the initial public offering or $12.75. The warrants for 214,413 shares of common stock were exercisable upon issuance and may be exercised for two years from the date of issuance. The Company had allocated $1.7 million to the fair value of the warrants and recognized the associated discount on the convertible notes payable as interest expense over the period from issuance to the expected date of conversion (August 15, 1999).

     (e) On July 28,1999, the Board of Directors approved an incentive stock option plan, whereby 2.0 million shares of common stock were reserved for issuance to current and future employees. A total of 1,075,000 of these options was granted on July 28, 1999 at market value, $14 per share. These options vest at various terms up to a 5 year period beginning at the grant date. Unearned compensation of $3.2 million was recorded for the difference between the initial public offering price and the exercise price at the date of grant and is being recognized over the period in which the related employee services are rendered.

     (f) Shares of common stock outstanding reflect a 39,134-for-one stock split effective July 9, 1999 and subsequent reverse stock splits of 0.996- -for-one which was effective July 28, 1999, 0.900-for-one which was effective September 15, 1999, and 0.965-for-one which was effective September 27, 1999. All share and stockholders' equity amounts have been restated for these stock splits.

(4)  New Accounting Pronouncements

     On July 8, 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, Deferral of the Effective Date of FAS 133 which defers the effective date of SFAS 133, Accounting for Derivative Instruments and Hedging Activities to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the financial impact of adoption of SFAS No. 133. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

(5)  Subsequent Events

     (a) On October 21, 1999, the Company changed its fiscal year from the year ending December 31 to the year ending September 30 effective September 30, 1999. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on November 4, 1999 that indicated the change in the Company's fiscal year.

     (b) On October 21, 1999, the Company's Board of Directors authorized the issuance of 12,533 additional shares of common stock to the affiliates of Weiss, Peck & Greer Venture Partners and the affiliates of

         JAFCO America Ventures, Inc. pursuant to a previously authorized promissory note issued by the Company. The shares were authorized for issuance in consideration for interest that accrued from the period June 30, 1999 to September 28, 1999 on promissory notes issued to the affiliates of Weiss, Peck & Greer Venture Partners and the affiliates of JAFCO America Ventures Inc. The promissory notes were convertible into shares of common stock at a price 48% less than the price of a share of common stock sold in the Company's initial public offering of common stock.

     (c) On October 21, 1999, the Company's Board of Directors granted options to purchase 95,000 shares of common stock to a director and certain employees pursuant to the 1999 Stock Option Plan. Of these options, 45,000 options have an exercise price equal to the fair market value on the date of the grant, 40,000 options have an exercise price of $14.00, and 10,000 options granted to a director have an exercise price of $2.00.

(6)  AGW Leasing Company, Inc. -- Wholly-Owned Subsidiary

     AGW Leasing Company, Inc. ("AGW") is a wholly-owned subsidiary of AirGate. AGW has fully and unconditionally guaranteed the Company's senior subordinated discount notes. AGW is the Company's only subsidiary and was formed to hold the real estate interests for the Company's PCS network. AGW also was a registrant under the Company's registration statement (Registration File Number 333-78189-01) declared effective by the Securities and Exchange Commission on September 27, 1999. The Company has not presented separate financial statements and other disclosures for AGW because management has determined that such information is not material to investors.


     The unaudited condensed consolidating financial statements for the Company and AGW for the nine-month period ended September 30, 1999 are as follows (dollars in thousands):


                                       AirGage PCS, Inc.      AGW Leasing
                                       and Predecessors      Company, Inc.     Eliminations      Consolidated
                                       -----------------     -------------     ------------      ------------
Cash                                    $     258,900                    -                 -           258,900
Property and equipment, net                    44,206                    -                 -            44,206
Other assets                                   15,593                    -            (1,379)           14,214
                                        -------------         ------------      ------------    --------------

Total assets                            $     318,699                    -            (1,379)          317,320
                                        =============         ============      ============    ==============

Accounts payable                        $      22,394                    -                 -            22,394
Other liabilities                               9,113                1,379            (1,379)            9,113
Long term debt                                157,967                    -                 -           157,967
                                        -------------         ------------      ------------    --------------

Total liabilities                             189,474                1,379            (1,379)          189,474
                                        -------------         ------------      ------------    --------------

Common stock                                      120                    -                 -               120
Unearned stock option compensation             (2,900)                   -                 -            (2,900)
Additional paid-in capital                    157,880                    -                 -           157,880
Accumulated deficit                           (25,875)              (1,379)                -           (27,254)
                                        -------------         ------------      ------------    --------------
Total liabilities and stockholders'
  deficit                               $     318,699                    -            (1,379)          317,320
                                        =============         ============      ============    ==============

Total expenses                                (14,220)              (1,379)                -           (15,599)

Net loss                                $     (14,220)              (1,379)                -           (15,599)
                                        =============         ============      ============    ==============


                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements contained herein regarding expected financial results and other planned events are forward-looking statements that involve risk and uncertainties. Actual future events or results may differ materially from these statements. Readers are referred to the documents filed by AirGate with the Securities and Exchange Commission, specifically the most recent filings which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including potential fluctuations in quarterly results, dependence on new product development, rapid technological and market change, risks related to future growth and rapid expansion, volatility of stock prices, and risks related to the year 2000.
These and other applicable risks are summarized under the caption "risk factors" in the Company's Registration Statement on Form S-1 (Registration File No. 333-79189-02), as declared effective by the Securities and Exchange Commission on September 27, 1999.


Overview

On July 22, 1998, we entered into a management agreement with Sprint PCS whereby we became the Sprint PCS affiliate with the exclusive right to provide 100% digital, 100% PCS services under the Sprint and Sprint PCS brand names in our territory in the southeastern United States. We are a development stage company and have not generated any revenues to date. We have completed our radio frequency design, network design and substantial site acquisition and cell site engineering, and commenced construction of our PCS network in November 1998.

Sprint PCS has invested $44.6 million to purchase the PCS licenses in our territory and incurred additional expenses for microwave clearing. Under our long term agreements with Sprint PCS, we will manage the network on Sprint PCS' licensed spectrum as well as the Sprint and Sprint PCS brand names royalty-free during our affiliation with Sprint PCS. We also have access to Sprint PCS' national marketing support and distribution programs and are entitled to buy network and subscriber equipment and handsets at the same discounted rates offered by vendors to Sprint PCS based on its large volume purchases. In exchange for these benefits, we are entitled to receive 92%, and Sprint PCS is entitled to retain 8%, of collected service revenues from customers in our territory. We are entitled to 100% of revenues collected from the sale of handsets and accessories, on revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network, and on roaming revenues from non-Sprint PCS customers.

Through the nine months ended September 30, 1999, we have incurred $31.9 million of capital expenditures related to the build-out of our PCS network. As a result of the progress made on our PCS network build-out, we expect to be able to launch commercial PCS operations in the first quarter of 2000. We expect to extend our coverage during the balance of 2000 and anticipate substantially completing the build-out of our PCS network by the end of 2000 covering approximately 74% of the resident population in our territory of 6.8 million. We expect to continue to fill in coverage in 2001.

Results of Operations

Historical Income Statements

For the three months ended September 30, 1999 compared to the three months ended September 30, 1998:

Revenues

As a development stage enterprise, AirGate to date has not begun commercial operations. Accordingly, no revenues or costs of service have been recorded for either period.

General and Administrative Expenses

For the three months ended September 30, 1999, we were focused on raising capital to continue our PCS network build-out. We incurred expenses of $3.8 million during the three month period ended September 30, 1999 compared to $0.5 million for the three months ended September 30, 1998, an increase of $3.3 million. The increase is primarily comprised of all cell site lease payments related to our PCS network build-out, additional salaries, employee bonus accruals, relocation liabilities and non-cash compensation of vested stock options.

Depreciation and Amortization

For the three months ended September 30, 1999, depreciation and amortization expense decreased $0.1 million to $0.2 million compared to $0.3 million for the same period in 1998. Through August 1998 we were amortizing the purchase price for FCC licenses held by our predecessor. We incurred capital expenditures of $27.4 million in the three months ended September 30, 1999 related to the continued build-out of our PCS network which included approximately $0.8 million of capitalized interest. Depreciation will continue to increase as our network equipment is placed into service.

Interest Expense, net

For the three months ended September 30, 1999, interest expense was $3.8 million, an increase of $3.3 million over the same period in 1998. The increase is attributable to a $3.7 million charge recognized as interest expense in the three months ended September 30, 1999 to record the fair value of warrants and the beneficial conversion feature related to the convertible promissory notes issued to the affiliates of Weiss, Peck & Greer Venture Partners and the affiliates of JAFCO America Ventures Inc. Interest expense increased as a result of increased debt incurred to fund operations. The Company had borrowings of $165.7 million as of September 30, 1999 compared to $18.7 million at December 31, 1998. Of the September 30, 1999 borrowings, $156.1 million was issued as of September 30, 1999. Future interest expense will include the accretion on the 13.5% senior subordinated discount notes.

Net Loss

For the three months ended September 30, 1999, the net loss was $7.8 million an increase of $6.6 million compared to the net loss of $1.2 million for the same period in 1998 for the aforementioned reasons. Net losses will continue to increase as we further build-out our PCS network.


For the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998

Revenues

As a development stage enterprise, AirGate had no commercial operations for either period, resulting in no revenues or costs of service being recorded.

General and Administrative Expenses

From January 1, 1999 through September 30, 1999, we were focused on raising capital to continue our PCS network build-out. We incurred expenses of $5.6 million during the nine month period ended September 30, 1999 compared to $1.6 million for the nine months ended September 30, 1998, an increase of $4.0 million. The increase is primarily comprised of all cell site lease payments related to our PCS network build-out, additional salaries, employee bonus accruals, relocation liabilities and non-cash compensation of vested stock options.

Depreciation & Amortization

For the nine months ended September 30, 1999, depreciation and amortization expense was $0.6 million compared to $1.0 million for the nine months ended September 30, 1998. Through August 1998 we were amortizing the purchase price for FCC licenses held by our predecessor. We incurred capital expenditures of $31.9 million in the nine months ended September 30, 1999 related to the continued build-out of our PCS network which included approximately $1.1 million of capitalized interest compared to capital expenditures of $2.4 million in the nine months ended September 30, 1998 of which no interest was capitalized as the network build-out commenced August 1998. Depreciation will continue to increase as our network equipment is placed into service.

Interest Expense, net

For the nine months ended September 30, 1999, interest expense was $9.4 million, net of capitalized interest of $1.1 million, an increase of $8.4 million over the $1.0 million in interest expense for the nine months ended September 30, 1998. Interest expense for the 1999 period included a $8.7 million charge to record the fair value of warrants and the beneficial conversion feature related to the convertible promissory notes issued to the affiliates of Weiss, Peck & Greer Venture Partners and the affiliates of JAFCO
America Ventures Inc.   Capitalized interest of $1.1 million for the nine months
ended September 30, 1999 was higher due to increased capital expenditures compared to no capitalized interest for the nine months ended September 30, 1998. Future interest expense will include the accretion on the 13.5% senior subordinated discount notes.

Net Loss

For the nine months ended September 30, 1999, the net loss was $15.6 million as compared to $3.6 million for the same period in 1998. The net loss increased
$12.0 million, resulting primarily from the items discussed above.   Net losses
will continue to increase as we further build-out our PCS network.


Liquidity and Capital Resources

As of September 30, 1999, the Company had $258.9 million in cash and cash equivalents, as compared to $2.3 million in cash and cash equivalents at December 31, 1998. Net working capital was $229.7 million at September 30, 1999 versus negative working capital of $13.7 million at December 31, 1998.

Net Cash Used In Operating Activities

The $2.6 million in cash used in operating activities was the result of the Company's net loss for the nine months ended September 30, 1999 partially offset by an increase in accounts payable and amortization of note discounts.

Net Cash Used in Investing Activities

The $15.6 million in cash used by investing activities represents capital expenditures related to the network build-out with an additional $16.3 million acquired through accounts payable for a total of $31.9 million of capital expenditures in the nine months ended September 30, 1999.

Net Cash Provided by Financing Activities

The $274.8 million in cash provided by financing activities consisted primarily of $131.0 million gross proceeds with respect to the completion of our initial public offering, $156.1 gross proceeds relating to the notes offering as described below, increased borrowings pursuant to the Lucent financing partially offset by equity and debt issuance costs.

Liquidity

AirGate closed its offering of equity and debt funding on September 30, 1999. The total equity amount raised was $131.0 million, or $120.5 million in net proceeds. Concurrently, the Company closed its offering of $300 million principal amount at maturity senior subordinated discount notes (the "notes") due 2009 raising gross proceeds of $156.1 million. The notes will require cash payments of interest beginning on April 1, 2005.

In addition, on August 16, 1999, the Company entered into a $153.5 million Credit Agreement with Lucent (the "Credit Facility"). The Credit Facility provides for (i) a $13.5 million senior secured term loan (the "Tranche I Term Loan") which matures on June 6, 2007, and (ii) a $140.0 million senior secured term loan (the "Tranche II Term Loan") which matures on September 30, 2008. Mandatory quarterly payments of principal are required beginning December 31, 2002 for the Tranche I Term Loan and March 31, 2004 for the Tranche II Term Loan initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. Management expects that the proceeds of the Company's concurrent initial public offering of common stock and the offering of senior subordinated discount notes together with the Lucent financing will fund the Company's capital expenditures including the completion of our network build-out and working capital requirements through 2002.

Impact of Year 2000 Issue on the Operations and Financial Condition of AirGate

The year 2000 issue arises as the result of computer programs having been written, and systems having been designed, using two digits rather than four to define the applicable year. Consequently, such software has the potential to recognize a date using ''00'' as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

We believe that our computer systems and software are year 2000 compliant. To the extent that we implement our own computer systems and software in the future, we will assess year 2000 compliance prior to their implementation. We have not incurred any costs relating to year 2000 compliance. In the process of designing and constructing our PCS network, we have entered into material agreements with several third-party vendors. We rely on them for all of our important operating, computer and non-information technology systems. We are therefore highly dependent on Sprint PCS and other vendors for remediation of their network elements, computer systems, software applications and other business systems. We will purchase critical back office services from Sprint PCS, and our network infrastructure equipment will be contractually provided by a third party vendor with whom we have a material relationship. If either Sprint PCS or this third party vendor fail to become year 2000 compliant, our ability to commence operations may be materially delayed. We have contacted our third party vendors and believe that they will be year 2000 compliant. However, we have no contractual or other right to compel compliance by them.

We do not expect to commence operations until the first quarter of 2000. Because of our reliance on third-party vendors, we believe that the impact on us of issues relating to year 2000 compliance, if any, would be a delay in our launching commercial PCS operations and not a disruption in service. We, therefore, have not developed a contingency plan and do not expect to do so.

     ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the operations of the Company are exposed to interest rate risk on our financing from Lucent and any future financing requirements. Our fixed rate debt will consist primarily of the accreted balance of the senior subordinated discount notes. Our variable rate debt will consist of borrowings made under the Lucent financing. The Company's primary market risk exposure relates to: (i) the interest rate risk on the Company's long-term and short term borrowings; (ii) the Company's ability to refinance its senior subordinated discount notes at maturity at market rates; and (iii) the impact of interest rate movements on the Company's ability to meet interest expense requirements and financial covenants under the Company's debt instruments.

We expect to manage the interest rate risk on our outstanding long-term and short-term debt through the use of fixed and variable rate debt and interest rate swaps. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

Inflation

Management believes that inflation has not had, and will not have, a material adverse effect on our results of operations.

                          PART II.  OTHER INFORMATION


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (d) The information required to be provided by Item 701(f) of Regulation S-K is provided in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Report.


Item 4.  SUBMISSION OF MATTERS FOR TO A VOTE OF SECURITY HOLDERS

    (a) By unanimous consent on July 28, 1999 the security holders of the Company consented to the matters set forth in subsection (c) of this
         Item 4.
    (c)  By unanimous consent the security holders of the Company approved:
         (1) an Amendment to the Certificate of Incorporation of the Company; and (2) the 1999 Company Stock Option Plan.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits

3*      (i)  Amended and Restated Certificate of Incorporation of AirGate PCS, Inc.
        (ii)  Amended and Restated Bylaws of AirGate PCS, Inc.

4.1*    Specimen of Common Stock Certificate of AirGate PCS, Inc.

4.2*    Form of warrant issued in units offering

4.3*    Form of Weiss, Peck & Greer warrants

4.4*    Form of Lucent warrants

4.5*    Form of Indenture for senior subordinated discount notes (including form of pledge agreement)

4.6*    Form of unit (included in exhibit 10.15)

10.1*   Sprint PCS Management Agreement between SprintCom, Inc. and AirGate
        Wireless, L.L.C.

10.2*   Sprint PCS Services Agreement between Sprint Spectrum L.P. and AirGate
        Wireless, L.L.C.

10.3*   Sprint Spectrum Trademark and Service Mark License Agreement

10.4*   Sprint Trademark and Service Mark License Agreement

10.5*   Master Site Agreement dated August 6, 1998 between AirGate and BellSouth
        Carolinas PCS, L.P., BellSouth Carolinas PCS, L.P., BellSouth Personal
        Communications, Inc. and BellSouth Mobility DCS.

10.6*   Compass Telecom, L.L.C. Construction Management Agreement

10.7*   Commercial Real Estate Lease dated August 7, 1999 between AirGate and
        Perry Company of Columbia, Inc. to lease a warehouse facility

10.8*   Form of Indemnification Agreement

10.9*   Employment Agreement dated April 9, 1999 between AirGate and Thomas M.
        Dougherty

10.10*  Form of Executive Employment Agreement

10.11*  Form of 1999 Stock Option Plan

10.12* Credit Agreement with Lucent (including form of pledge agreement and form of intercreditor agreement)

10.13*  Consent and Agreement

10.14*  Assignment of Sprint PCS Management Agreement, Sprint Spectrum Services
        Agreement and Trademark and Service Mark Agreements from AirGate
        Wireless, L.L.C. to AirGate Wireless, Inc. dated November 20, 1998

10.15* Form of Warrant for units offering (including form of warrant in units offering and from of unit)

27      Financial Data Schedule

    (b)     Reports on Form 8-K

          On November 4, 1999, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that indicated the Company had changed its end of the fiscal year from December 31 to September
          30 effective September 30, 1999.

* Incorporated herein by reference from exhibits contained in the registration statement on Form S-1 (Registration File Nos. 333-79189-02 and 333-79189-01) declared effective by the Securities and Exchange Commission on September 27, 1999


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AirGate PCS, Inc.

                                 By:   /s/ Alan B. Catherall
                                      ------------------------------
                                 Name:     Alan B. Catherall
                                 Title:    Chief Financial Officer


Date:     November 15, 1999            /s/ Alan B. Catherall
                                       -----------------------------
                                       Alan B. Catherall
                                       Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)