Form 10-K
period 1999-09-30
AIRGATE WIRELESS INC
filed 1999-12-15
CIK 1086844

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   Form 10-K

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM DECEMBER 31, 1998 TO SEPTEMBER 30, 1999.

                        COMMISSION FILE NUMBER:  027455

                               AIRGATE PCS, INC.
                        -------------------------------
                         (Exact name of registrant as
                           specified in its charter)
                Delaware                                                               58-2422929
-----------------------------------------------------                 --------------------------------------------
(State or other jurisdiction of incorporation or                         (I.R.S. Employer Identification Number)
 organization)

   Harris Tower, 233 Peachtree St. NE, Suite 1700,
               Atlanta, Georgia                                                           30303
-----------------------------------------------------                 --------------------------------------------
(Address of principal executive offices)                                                (Zip code)

                (404) 525-7272
-----------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.


Securities registered pursuant to Section 12(g) of the Act:

     Common Stock, par value $.01 per share.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes ______    No  X
                                                     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing sale price on the Nasdaq Stock Market) on December 7, 1999 was approximately $433,621,547. As of December 7, 1999, there were 11,969,734 shares of Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE    Portions of the registrant's proxy
statement in connection with its Annual Meeting of Stockholders to be held January 21, 2000 are incorporated by reference into Part III hereof.

                               AIRGATE PCS, INC.

                               TRANSITION REPORT

                               TABLE OF CONTENTS

   ITEM NO.                                                                                       PAGE NO.
-----------                                                                                       --------
PART I............................................................................................  3
 ITEM 1.     BUSINESS.............................................................................  3
 ITEM 2.     PROPERTIES........................................................................... 24
 ITEM 3.     LEGAL PROCEEDINGS.................................................................... 24
 ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................. 24
PART II........................................................................................... 26
 ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................ 26
 ITEM 6.     SELECTED FINANCIAL DATA.............................................................. 26
 ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 28
 ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK............................ 32
 ITEM 8.     FINANCIAL STATEMENTS................................................................. 32
 ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. 32
PART III.......................................................................................... 33
 ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................... 33
 ITEM 11.    EXECUTIVE COMPENSATION............................................................... 33
 ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................... 33
 ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................... 33
PART IV........................................................................................... 33
 ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K................... 33

                                    PART I

ITEM 1.  BUSINESS

We have entered into a management agreement with Sprint PCS whereby we have the exclusive right to provide 100% digital, 100% PCS products and services under the Sprint and Sprint PCS brand names in our territory in the southeastern United States. Based upon the population of our territory, we are one of the largest Sprint PCS affiliates in the United States. Our territory, which covers almost the entire state of South Carolina, parts of North Carolina, and the eastern Georgia cities of Augusta and Savannah, has a resident population of more than 6.8 million and covers 21 contiguous markets in one of the fastest growing regions in the United States, based on population.

Sprint PCS

Sprint is a diversified telecommunications service provider whose principal activities include long distance service, local service, wireless telephony products and services, product distribution and directory publishing activities, and other telecommunications activities, investments and alliances. Sprint PCS, a wholly-owned subsidiary of Sprint, operates the only 100% digital, 100% PCS wireless network in the United States with licenses to provide service nationwide using a single frequency and a single technology. The Sprint PCS network uses CDMA technology nationwide.

Sprint launched its first commercial PCS service in the United States in November 1995. Since then, Sprint PCS has experienced rapid customer growth, providing service to approximately 4.7 million customers as of September 30, 1999. In the fourth quarter of 1998, Sprint PCS added approximately 830,000 net new subscribers, the largest single quarter of customer growth ever reported by a wireless provider in the United States. In the first quarter of 1999, Sprint PCS added approximately 763,000 net new wireless subscribers, the second largest quarter ever recorded by a wireless carrier in the United States. As of September 30, 1999, Sprint PCS, together with its affiliates, operated PCS systems in 4,000 cities and communities within the United States, including all of the 50 largest metropolitan areas. The following table, showing the quarterly end-of-period subscriber data for Sprint PCS, illustrates Sprint PCS' subscriber growth from the beginning of 1997 to the end of the third quarter of 1999.

                                                  1997                     1998                        1999
                                         --------------------   ----------------------------   ---------------------
                                           Q1   Q2   Q3   Q4       Q1     Q2     Q3     Q4        Q1     Q2     Q3
                                         --------------------   ----------------------------   ---------------------
                                                                       (In thousands)
Total subscribers........................  192  347  570  887     1,114  1,370  1,750  2,586     3,350  3,967  4,690

Sprint PCS currently provides nationwide PCS service through a combination of:

  .  operating its own digital network in major metropolitan areas;

  . strategic affiliations with other companies, primarily in and around smaller metropolitan areas;

  . roaming on analog cellular networks of other providers using dual-band, dual-mode handsets; and

  .  roaming on digital PCS networks of other CDMA-based providers.

We are one of the largest affiliates of Sprint PCS and will provide Sprint PCS services in key cities contiguous to current and future Sprint PCS markets. Our territory connects to Sprint PCS markets including Atlanta, Georgia; Charlotte and Raleigh, North Carolina; Norfolk, Virginia; and Knoxville, Tennessee. The build-out of our territory will significantly extend Sprint PCS' coverage in the Southeast and we believe is important to its nationwide strategy.

Competitive Strengths

      Benefits of the Sprint PCS Affiliation

Our strategic affiliation with Sprint PCS provides us with many business, operational and marketing advantages including the following:

     Exclusive provider of Sprint PCS products and services.  We are the
     ------------------------------------------------------
exclusive provider of Sprint PCS' 100% digital, 100% PCS products and services in our territory. We will provide these products and services exclusively under the Sprint and Sprint PCS brand names.

     Strong brand recognition and national advertising support.  We will benefit
     ---------------------------------------------------------
from the strength and the reputation of the Sprint and Sprint PCS brands. Sprint PCS' national advertising campaigns and developed marketing programs will be provided to us at no additional cost under our agreements with Sprint PCS. We will offer the same strategic pricing plans, promotional campaigns and handset and accessory promotions that we believe have made Sprint PCS the fastest growing wireless service provider in the United States.

     Established and available distribution channels.  We will have use of all
     -----------------------------------------------
the national distribution channels used by Sprint PCS. These channels include:

     .  RadioShack stores on an exclusive basis for PCS;

     . other major national third-party retailers such as Best Buy, Circuit City and Office Depot;

     .  Sprint PCS' national inbound telemarketing sales force;

     .  Sprint PCS' national accounts sales team; and

     .  Sprint PCS' electronic commerce sales platform.

     Nationwide coverage.  We plan to operate our PCS network seamlessly with
     -------------------
the Sprint PCS national network. This will provide customers in our territory with immediate nationwide roaming using Sprint PCS' network and other wireless networks with which Sprint PCS has roaming agreements. As of September 30, 1999, Sprint PCS, together with its affiliates, operated PCS systems in 4,000 cities and communities in the United States. Sprint PCS is still constructing its PCS network. Accordingly, the areas currently served by Sprint PCS, together with the areas covered by Sprint PCS' roaming agreements, do not cover every area in the United States. We will receive roaming revenue from the use of our PCS network by Sprint PCS customers traveling in or visiting our territory.

     Ability to purchase back office services from Sprint PCS.  Our affiliation
     --------------------------------------------------------
with Sprint PCS provides us with the option to use Sprint PCS' established back office services, including customer activation, billing and customer care. Using this option, we can accelerate the launch of our commercial PCS operations and reduce our capital expenditures and operating costs rather than establishing and operating our own systems. Sprint PCS has indicated that it intends to provide these services to us at costs reflecting Sprint PCS' economies of scale. We may elect to develop our own internal capabilities to handle these functions or outsource them to a third party in the event that doing so proves to be more cost effective.

     Sprint PCS network design.  Sprint PCS developed the initial build-out plan
     -------------------------
for our PCS network. We have based our network build-out on this design and have further enhanced it to better provide coverage for our territory.

     Economies of scale of a nationwide network.  We will purchase our network
     ------------------------------------------
and subscriber equipment under Sprint PCS' vendor contracts that provide for volume discounts. These discounts will reduce the overall capital required to build our PCS network and will lower the cost of subscriber equipment.

     Sprint PCS licenses and long-term commitment.  Sprint PCS has funded the
     --------------------------------------------
purchase of the licenses covering our territory at a cost of $44.6 million and incurred additional expenses for microwave clearing. As a Sprint PCS affiliate, we did not have to fund the acquisition of the licenses thereby reducing our start-up costs. Sprint PCS has entered into a consent and agreement with Lucent that limits Sprint PCS' rights or remedies under its agreements with us, including Sprint PCS' right to terminate the agreements and withhold payments, until our financing from Lucent is satisfied in full pursuant to the terms of the consent and agreement.

     Other Competitive Strengths

In addition to the advantages provided by our strategic affiliation with Sprint PCS, we have the following competitive strengths:

     Attractive market footprint.  Our territory has favorable demographic
     ---------------------------
characteristics for wireless communications services which we believe are important to Sprint PCS' national footprint. The 21 contiguous markets in our territory:

        .  include approximately 6.8 million residents;

        . include key southeastern cities and vacation destinations such as Myrtle Beach and Hilton Head Island, South Carolina; Savannah, Georgia; and the Outer Banks of North Carolina;

        .  have strong population growth and attractive traffic patterns;

        . connect important Sprint PCS markets which are already operational, including Atlanta, Georgia; Charlotte and Raleigh, North Carolina; Norfolk, Virginia; and Knoxville, Tennessee; and

        . are serviced by Sprint local telephone companies that we expect will provide local telephone service to approximately 30% of the population in our territory by the end of the year 2000, contributing to the market awareness of Sprint's telecommunications services and providing us with an additional distribution channel.

     Experienced management team.  We have attracted an experienced senior
     ---------------------------
management team with an average of more than 15 years of experience in building and operating telecommunications networks in the southeastern United States.

        . Thomas M. Dougherty, our president and chief executive officer, has more than 16 years of telecommunications experience, and is a former senior executive of Sprint PCS. As the president of a major Sprint PCS region, Mr. Dougherty was responsible for Sprint PCS market launches in eighteen major metropolitan areas with a resident population of approximately 75 million, including Chicago, Illinois; Houston, Texas; Atlanta, Georgia; and Charlotte, North Carolina.

        . Thomas D. Body III, our vice president of strategic planning, has over 20 years of telecommunications experience in the Southeast. Mr. Body co- founded and operated several successful paging and cellular companies and also served as chief executive officer of MFS-Atlanta, a major fiber- optic systems provider.

        . W. Chris Blane, our vice president of new business development, has over 20 years of experience in telecommunications in the Southeast. Mr. Blane co-founded and operated several successful paging and cellular companies including serving as a chief operating officer of American Mobilphone Paging and CellularOne of Birmingham and Montgomery, Alabama.

        . Robert E. Gourlay, our vice president of marketing, has 22 years of wireless telecommunications experience including 18 years with Motorola, Inc. Mr. Gourlay served as the southeastern manager of sales and operations for Motorola, Inc.'s Cellular Infrastructure Division for four years.

        . David C. Roberts, our vice president of engineering and network operations, has 15 years of wireless telecommunications experience, having served in various engineering and management positions with Motorola, Inc. in the Southeast.

        . Shelley L. Spencer, our vice president of law and secretary, has 12 years of legal experience, six of which were spent in the private practice of law specializing in telecommunications. Ms. Spencer joined AirGate in 1995.

        . Alan B. Catherall, our chief financial officer, has served in senior financial capacities in the telecommunications industry for approximately 17 years.

        . Mark A. Roth, our vice president of sales, interior region, has more than 10 years of wireless communications experience. Mr. Roth has served as a divisional head for Arch Communications, responsible for managing over $80 million in revenue. More recently, Mr. Roth was Senior Vice President of Sales and Distribution for Conxus Communications.

     Fully financed plan.  The net proceeds received from our concurrent
     -------------------
offerings of common stock and units, which consisted of senior subordinated discount notes and warrants, together with the amount of borrowings available under the Lucent financing, total approximately $408.9 million. We believe this capital will provide us with sufficient funds to complete our PCS network build-out and to fund anticipated operating losses and working capital requirements through 2002, at which point we expect to have achieved break-even operating cash flow.

Business Strategy

Upon the completion of our 100% digital, 100% PCS network, we intend to become a leading provider of wireless PCS services in the Southeast. We believe that the following elements of our business strategy will enable us to rapidly launch our network, distinguish our wireless service offerings from those of our competitors and compete successfully in the wireless communications marketplace.

     Leverage our affiliation with Sprint PCS.  The benefits of our affiliation
     ----------------------------------------
with Sprint PCS include:

     .  Sprint PCS brand awareness and national marketing programs;

     .  access to established Sprint PCS distribution channels and outlets;

     .  Sprint PCS nationwide coverage;

     . use of Sprint PCS' back office services including customer activation, billing and customer care;

     . roaming revenue from Sprint PCS customers traveling onto our PCS network;

     . availability of discount prices for network and subscriber equipment under Sprint PCS' vendor contracts; and

     . use of Sprint PCS' national network control center which is responsible for continually monitoring the performance of our PCS network and providing rapid response for systems maintenance needs.

     Execute optimal build-out plan.  We are constructing a state-of-the-art,
     ------------------------------
high quality, all digital PCS network. Our radio frequency design has a high density of cell sites. We believe that this cell density, together with the use of digital technology, will allow our system to handle more customers with fewer dropped calls and better clarity than our competitors. By leasing cell sites on facilities shared with one or more other wireless providers, we will be able to build our PCS network quickly. More than 85% of our leases for cell sites will be collocation leases. Our strategy is to provide service to major urban and suburban areas and the interstates and primary roads connecting these areas. We plan to initiate service only in areas where we are capable of providing population coverage comparable to or more extensive than that of our wireless competitors.

     Implement efficient operating structure.  We intend to maximize operating
     ---------------------------------------
efficiency by minimizing staffing and reducing costs through the purchase and use of Sprint PCS' existing back office services. For example, we will purchase billing and customer care from Sprint PCS on a per subscriber basis thereby avoiding the costly and time-consuming tasks of building our own systems. In addition, we will limit marketing costs by using Sprint PCS' national marketing concepts and programs. As the customer base in our territory grows, we may elect to develop internal systems for certain back office functions such as customer activation, billing and customer care, or outsource such functions directly to third party vendors if it is more cost-effective.

     Explore strategic opportunities to expand our territory in the future.
     ---------------------------------------------------------------------
Upon the successful build-out of our current territory and subject to the availability of financing, we may strategically expand our territory with a focus on the southeastern United States.

Markets

Our territory covers almost the entire state of South Carolina including Charleston, Columbia and Greenville-Spartanburg; portions of North Carolina including Asheville, Wilmington and Hickory; and the eastern Georgia cities of Augusta and Savannah. Sprint PCS has launched service in the major southeastern cities of Atlanta, Georgia; Knoxville, Tennessee; Norfolk, Virginia; and Charlotte and Raleigh, North Carolina. We will be the exclusive provider of Sprint PCS products and services in the markets connecting these major cities. The build-out of the network in our territory will bridge existing Sprint PCS markets. We believe connecting existing Sprint PCS markets is important to Sprint PCS' strategy to provide seamless, nationwide PCS service.

Our contiguous markets, with a population of 6.8 million, have attractive demographic characteristics.

        . According to the Charleston metropolitan area Chamber of Commerce, South Carolina beaches are a major national tourism destination. Myrtle Beach, Charleston, Savannah and Hilton Head Island have over 27 million visitors annually. In addition, the Outer Banks of North Carolina is a popular vacation spot for Virginia and Washington, D.C. residents.

        . Our territory includes over 2,750 highway miles. Over 36 million vehicle miles are traveled daily on the 1,320 interstate miles of highway.

        . It is estimated that our markets will have a population growth rate 16% higher than that of the United States as a whole over the 5 years ending December 31, 2000.

        . There are at least 27 colleges and universities located in our territory, including the University of South Carolina and Clemson University.

The following table lists the location and population of each of the markets that comprise our territory under our agreements with Sprint PCS:

         Territory (BTAs)*                                       State                            Population(1)
------------------------------------------           ---------------------------------       ----------------------
Greenville-Spartanburg                               South Carolina                                  853,000
Savannah                                             Georgia                                         715,000
Charleston                                           South Carolina                                  638,000
Columbia                                             South Carolina                                  628,000
Augusta                                              Georgia                                         568,000
Asheville-Hendersonville                             North Carolina                                  568,000
Anderson                                             South Carolina                                  329,000
Hickory-Lenoir-Morganton                             North Carolina                                  320,000
Wilmington                                           North Carolina                                  304,000
Florence                                             South Carolina                                  257,000
Greenville-Washington                                North Carolina                                  241,000
Goldsboro-Kinston                                    North Carolina                                  233,000
Rocky Mount-Wilson                                   North Carolina                                  213,000
New Bern                                             North Carolina                                  167,000
Myrtle Beach                                         South Carolina                                  157,000
Sumter                                               South Carolina                                  154,000
Jacksonville                                         North Carolina                                  150,000
Orangeburg                                           South Carolina                                  119,000
The Outer Banks(2)                                   North Carolina                                   80,000
Roanoke Rapids                                       North Carolina                                   80,000
Greenwood                                            South Carolina                                   73,000
                                                                                                   ---------
         Total                                                                                     6,847,000
                                                                                                   =========

*  Basic Trading Areas

          (1) Based on estimates compiled by Paul Kagan Associates, Inc. in 1997, except with respect to the Outer Banks.

          (2) The Outer Banks territory covered by our agreements with Sprint PCS does not comprise a complete BTA. The population information related to the Outer Banks territory is based on estimates by AirGate.


Network Build-Out Plan


In November 1999, we began offering roaming coverage along the Interstate 85 corridor in South Carolina, between Atlanta, Georgia and Charlotte, North Carolina. We expect to commence commercial operations in the first quarter of 2000, covering approximately 1.5 million people, or 22% of the population in our territory. By the end of the fourth quarter of 2000, we expect to be capable of providing service to more than 5.0 million residents, or 74% of the population in our territory. Our strategy is to provide service to major urban and suburban areas and to cover interstates and primary roads connecting these areas. We plan to initiate service only in areas where we are capable of providing population coverage comparable to or more extensive than that of our wireless competitors.

In order to complete our network build-out, we will need to acquire leasehold interests in or purchase and construct approximately 566 cell sites. The table below indicates the expected launch dates and network coverage that we expect will be operational and the population covered by those cell sites through the fourth quarter of 2000.

 Expected Commercial Launch                                                                 Percentage of       Cumulative Covered
      Date by Quarter                               Covered Residents                       Market Included     Residents as a Total
------------------------------      --------------------------------------------------     ----------------     --------------------
First quarter 2000                  Anderson and Greenville-Spartanburg                          22%                  1,535,986
                                    South Carolina; Asheville and Hickory, North
                                    Carolina
Second and third quarters 2000      Augusta and Savannah, Georgia; Charleston,                   63%                  4,363,458
                                    Columbia, Myrtle Beach, and Orangeburg, South
                                    Carolina; Goldsboro, Roanoke Rapids, Rocky Mount
                                    and Wilmington, North Carolina
Fourth quarter 2000                 Florence, Greenwood and Sumter, South Carolina;              74%                  5,003,320
                                    Greenville-Washington, Jacksonville, New Bern,
                                    and the Outer Banks, North Carolina

This build-out plan exceeds the network build-out requirements under our management agreement with Sprint PCS. We believe that the above schedule is achievable based on our management's prior experience in network build-outs, the proven digital PCS technology we will use to build our PCS network and the established standards of Sprint PCS. As of September 30, 1999, we had signed or negotiated master or generic lease agreements covering over 400 sites in our territory. We expect more than 85% of our cell sites to be collocated on facilities shared with one or more wireless providers. For sites where collocation leases are utilized, zoning, permitting and surveying approvals and licenses have already been secured thereby minimizing our start-up costs and accelerating access to the markets.

Sprint PCS developed the initial build-out plan for our PCS network. We have based our network build-out on this design and have further enhanced it to better provide coverage for our territory. We have completed the radio frequency design for the entire build-out of our digital PCS network. This process includes cell site design, frequency planning and network optimization for our market. Radio frequency engineering also allocates voice channels and assigns frequencies to cell sites taking into consideration both PCS and microwave interference issues. Under the management agreement, Sprint PCS is responsible for the microwave clearing efforts and costs in our territory. All relevant microwave paths have been cleared by Sprint PCS to allow us to provide service in our territory.

Lucent and Compass Telecom Services LLC will oversee the deployment of our digital PCS network. Lucent will provide the installation and optimization services for their equipment and Compass will provide project and construction services and employ local construction firms to build the cell sites. We may also hire firms to identify and obtain the required property for our PCS network. These firms will secure all zoning, permitting and surveying approvals and licenses.

Products and Services

We will offer established Sprint PCS products and services throughout our territory. Our products and services are designed to mirror the service offerings of Sprint PCS and to integrate seamlessly with the Sprint PCS nationwide network. The wireless services that Sprint PCS offers in over 4,000 cities and communities in the United States as of September 30, 1999, provide customers with affordable, reliable 100% digital, 100% PCS services. The Sprint PCS service package we will offer includes the following:

     100% digital wireless mobility.  Our primary service is wireless mobility
     ------------------------------
coverage. Our PCS network will be part of the largest 100% digital, 100% PCS network in the nation. We will offer customers in our territory enhanced voice clarity, advanced features, and simple, affordable Sprint PCS Free and Clear pricing plans. These plans include free long distance and wireless airtime minutes for use throughout the Sprint PCS network at no additional charge. Our basic wireless service includes voice mail, caller ID, enhanced call waiting, three-way calling, call forwarding, distinctive ringing and call blocking.

     Nationwide service.  Sprint PCS customers in our territory will be able to
     ------------------
use Sprint PCS services throughout our contiguous markets and seamlessly throughout the Sprint PCS network. Dual-band/dual-mode handsets allow roaming on wireless networks where Sprint PCS is not available and with which Sprint PCS has roaming agreements.

     Advanced handsets.  CDMA handsets weighing approximately eight ounces will
     -----------------
offer two days of standby time and approximately four hours of talk time. We will also offer dual-band/dual-mode handsets that allow customers to make and receive calls on both PCS and cellular frequency bands and both digital or analog technology. These handsets allow roaming on cellular networks where Sprint PCS digital service is not available. All handsets will be equipped with preprogrammed features such as speed dial and last number redial, and will be sold under the Sprint and Sprint PCS brand names.

     Extended battery life. CDMA handsets offer significantly extended battery
     ---------------------
life relative to earlier technologies, providing two days of standby battery life. Handsets operating on a digital system are capable of saving battery life while turned on but not in use, improving efficiency and extending the handset's use.

     Improved voice quality.  We believe the Sprint PCS CDMA technology offers
     ----------------------
significantly improved voice quality, compared to existing analog and TDMA networks, more powerful error correction, less susceptibility to call fading and enhanced interference rejection, all of which result in fewer dropped calls. See "--CDMA Technology" for a discussion of the reasons CDMA technology offers improved voice quality.

     Privacy and security.  Sprint PCS provides secure voice transmissions
     --------------------
encoded into a digital format to prevent eavesdropping and unauthorized cloning of subscriber identification numbers.

     Easy activation.  Customers can purchase a shrink-wrapped Sprint PCS
     ---------------
handset off the shelf at a retail location and activate their service by calling customer service, which can program the handset over the air. We believe over-the-air activation will reduce the training requirements for salespersons at the retail locations.

     Customer care.  Sprint PCS will provide customer care services to customers
     -------------
in our territory under our services agreement. Sprint PCS offers customer care 24 hours a day, seven days a week. Customers can call the Sprint PCS toll-free customer care number from anywhere on the national Sprint PCS network. All Sprint PCS phones are preprogrammed with a speed dial feature that allows customers to easily reach customer care at any time.

In addition to these services, we may also offer wireless local loop services in our territory. Wireless local loop is a wireless substitute for the landline-based telephones in homes and businesses. We also believe that new features and services will be developed on the Sprint PCS nationwide network to take advantage of CDMA technology. As a leading wireless provider, Sprint PCS conducts ongoing research and development to produce innovative services that give Sprint PCS a competitive advantage. We intend to offer a portfolio of products and services developed by Sprint PCS to accommodate the growth in, and the unique requirements of, high speed data traffic and demand for video services. We plan to provide, when available, a number of applications for wireless data services including facsimile, Internet access, wireless local area networks and point-of-sale terminal connections.

Marketing Strategy

Our marketing and sales strategy will use Sprint PCS' proven strategies and developed national distribution channels. We plan to enhance Sprint PCS' proven strategies with strategies tailored to our specific territory.

     Use Sprint PCS' brand equity and marketing.  We will feature exclusively
     ------------------------------------------
and prominently the nationally recognized Sprint and Sprint PCS brand names in our marketing effort. From the customers' point of view, they will use our PCS network and the Sprint PCS national network seamlessly as a unified national network. We will build on Sprint PCS' national distribution channels and advertising programs.

     Pricing.  Our use of the Sprint PCS pricing strategy will offer customers
     -------
in our territory simple, easy-to-understand service plans. Sprint PCS' consumer pricing plans are typically structured with competitive monthly recurring charges, large local calling areas, service features such as voicemail, enhanced caller ID, call waiting and three-way calling, and competitive per-minute rates. Lower per-minute rates relative to analog cellular providers are possible in part because the CDMA system that both we and Sprint PCS employ has greater capacity than current analog cellular systems, enabling us to market high usage customer plans at lower prices. All of Sprint PCS' current national plans:

     .  include minutes in any Sprint PCS market with no roaming charges;

     . are feature-rich and generally require no annual contracts or hidden charges;

     . offer a wide selection of phones to meet the needs of consumers and businesses;

     .  provide a limited-time money back guarantee on Sprint PCS phones; and

     .  provide the first incoming minute free.

In addition, Sprint PCS' national Free and Clear plans, which offer simple, affordable plans for every consumer and business customer, include free long distance calling from anywhere on its nationwide network.

     Local focus.  Our local focus will enable us to supplement Sprint PCS'
     -----------
marketing strategies with our own strategies tailored to each of our specific markets. This will include attracting local businesses to enhance our distribution and drawing on our management team's experience in the southeastern United States. We will use local radio, television and newspaper advertising to sell our products and services in each of our markets. We intend to establish a large local sales force to execute our marketing strategy through 12 company-owned Sprint PCS stores and to employ a direct sales force targeted to business sales. In addition, Sprint PCS' existing agreements with national retailers provide us with access to over 250 retail locations in our territory. We expect that Sprint-owned local exchange carriers will provide local telephone service to approximately 30% of the population in our territory by the end of the year 2000 which will provide us with an additional distribution channel through which we can market to an established base of Sprint customers. Many of these local exchange carriers have store fronts for Sprint customers to pay their bills, which we can use to sell Sprint PCS products and services.

     Advertising and promotions.  Sprint PCS uses national as well as regional
     --------------------------
television, radio, print, outdoor and other advertising campaigns to promote its products. We benefit from this national advertising in our territory at no additional cost to us. Sprint PCS also runs numerous promotional campaigns which provide customers with benefits such as additional features at the same rate or free minutes of use for limited time periods. We are able to purchase promotional materials related to these programs from Sprint PCS at their cost.

     Sponsorships.  Sprint PCS is a sponsor of numerous selective, broad-based
     ------------
national, regional and local events. These sponsorships provide Sprint PCS with brand name and product recognition in high profile events, provide a forum for sales and promotional events and enhance our promotional efforts in our territory.

     Bundling of services.  We intend to take advantage of the complete array of
     --------------------
communications services offered by bundling Sprint PCS services with other Sprint products, such as long distance and Internet access.

Sales and Distribution

Our sales and distribution plan mirrors Sprint PCS' proven multiple channel sales and distribution plan. Key elements of our sales and distribution plan consist of the following:

     Sprint store within a RadioShack store.  Sprint has an exclusive
     --------------------------------------
arrangement with RadioShack to install a "store within a store," making Sprint PCS the exclusive brand of PCS sold through RadioShack stores. RadioShack has 175 stores in our territory.

     Other national third party retail stores.  In addition to RadioShack, we
     ----------------------------------------
will benefit from the distribution agreements established by Sprint PCS with other national retailers which currently include Best Buy, Circuit City, Office Depot, The Good Guys, Dillard's, The Sharper Image, Montgomery Ward, OfficeMax, Ritz Camera and certain May Company department stores. These retailers provide an additional 75 retail stores in our territory.

     Sprint PCS stores.  We intend to own and operate 12 Sprint PCS stores.
     -----------------
These stores will be located in major metropolitan markets within our territory, providing us with the strong local presence and a high degree of visibility. We will train our sales representatives to be informed and persuasive advocates for Sprint PCS' services. Following the Sprint PCS model, these stores will be designed to facilitate retail sales, bill collection and customer service.

     National accounts and direct selling.  We will participate in Sprint PCS'
     ------------------------------------
national accounts program. Sprint PCS has a national accounts team which focuses on the corporate headquarters of Fortune 500 companies. Once a representative reaches an agreement with the corporate headquarters, we service the offices of that corporation located in our territory. Our direct sales force will target the employees of these corporations in our territory and cultivate other local business clients.

     Inbound telemarketing.  Sprint PCS will provide inbound telemarketing sales
     ---------------------
when customers call from our territory. As the exclusive provider of Sprint PCS products and services in our market, we will use the national Sprint 1-800-480-4PCS number campaigns that generate call-in leads. These leads are then handled by Sprint PCS' inbound telemarketing group.

     Electronic commerce.  Sprint PCS launched an Internet site in December 1998
     -------------------
which contains information on Sprint PCS products and services. A visitor to Sprint PCS' Internet site can order and pay for a handset and select a rate plan. Customers visiting the site can review the status of their account, including the number of minutes used in the current billing cycle. Customers in our territory who purchase products and services over the Sprint PCS Internet site will be customers of our PCS network.

CDMA Technology

Sprint PCS' nationwide network and its affiliates' networks all use digital CDMA technology. CDMA technology is fundamental to accomplishing our business objective of providing high volume, high quality airtime at a low cost. We believe that CDMA provides important system performance benefits.

     Voice quality.  CDMA systems offer more powerful error correction, less
     -------------
susceptibility to fading and reduced interference than analog systems. Using enhanced voice coding techniques, CDMA systems achieve voice quality that is comparable to that of the typical wireline telephone. This CDMA vocoder technology also employs adaptive equalization which filters out annoying background noise more effectively than existing wireline, analog cellular or other digital PCS phones.

     Greater capacity.  CDMA technology allows a greater number of calls within
     ----------------
one allocated frequency and reuses the entire frequency spectrum in each cell. CDMA systems are expected to provide capacity gains of up to seven times over the current analog system and up to three times greater than TDMA and GSM systems. We believe that, by the end of 1999, a new voice coding technology will be available for CDMA networks which is expected to increase the capacity of the system by approximately 40%. This new voice coding standard, referred to as Enhanced Variable Rate Coding, or EVRC, will allow the network to support additional capacity while maintaining the high level of voice quality associated with digital networks. We will utilize the EVRC technology throughout our PCS network to gain the capacity increases. Additional capacity improvements are expected for CDMA networks over the next two years as new third generation standards are approved and implemented that will allow for high-speed data and an even greater increase in the voice traffic capacity.

     CDMA technology is designed to provide flexible or "soft" capacity that permits a system operator to temporarily increase the number of telephone calls that can be handled within a cell. When capacity limitations in analog, TDMA and GSM systems are reached, additional callers in a given cell must be given a busy signal. Using CDMA technology, the system operator can allow a small degradation in voice quality to provide temporary increases in capacity. This reduces blocked calls and increase the probability of a successful cell-to-cell hand-off.

     Soft hand-off.  CDMA systems transfer calls throughout the network using a
     -------------
technique referred to as a soft hand-off, which connects a mobile customer's call with a new cell site while maintaining a connection with the cell site currently in use. CDMA networks monitor the quality of the transmission received by both cell sites simultaneously to select a better transmission path and to ensure that the network does not disconnect the call in one cell until it is clearly established in a new one. As a result, fewer calls are dropped compared to analog, TDMA and GSM networks which use a "hard hand-off" and disconnect the call from the current cell site as it connects with a new one.

     Integrated services.  CDMA systems permit us to offer advanced features,
     -------------------
including voice mail, caller ID, enhanced call waiting, three-way calling, call forwarding and paging and text-messaging. These advanced features may also be offered by companies utilizing competing technologies.

     Privacy and security.  One of the benefits of CDMA technology is that it
     --------------------
combines a constantly changing coding scheme with a low power signal to enhance security and privacy. Vendors are currently developing additional encryption capabilities which will further enhance overall network security.

     Simplified frequency planning.  Frequency planning is the process used to
     -----------------------------
analyze and test alternative patterns of frequency use within a wireless network to minimize interference and maximize capacity. Currently, cellular service providers spend considerable money and time on frequency planning. Because TDMA and GSM based systems have frequency reuse constraints similar to present analog systems, frequency reuse planning for TDMA and GSM based systems is expected to be comparable to planning for the current analog systems. With CDMA technology, however, the same subset of allocated frequencies can be reused in every cell, substantially reducing the need for costly frequency reuse patterning and constant frequency plan management.

     Longer battery life.  Due to their greater efficiency in power consumption,
     -------------------
CDMA handsets will provide two days of standby time and approximately four hours of talk time availability. This generally exceeds the battery life of handsets using alternative digital or analog technologies.

     Benefits of other technologies.  While CDMA has the inherent benefits
     ------------------------------
discussed above, TDMA networks are generally less expensive when overlaying existing analog systems since the TDMA spectrum usage is more compatible with analog spectrum planning. In addition, the GSM technology standard, unlike CDMA, supports a more robust interoperability standard which allows multi-vendor equipment to be used in the same network. This, along with the fact that the GSM technology is currently more widely deployed throughout the world than CDMA, provides economies of scale for handset and equipment purchases. A standards process is also underway which will allow wireless handsets to support analog, TDMA and GSM technologies in a single unit. Currently, there are no plans to have CDMA handsets that support either the TDMA or GSM technologies.

Competition

We will compete in our territory with the incumbent cellular providers and new PCS providers. The cellular providers in our territory serve different geographic segments of our territory, with no cellular carrier providing complete coverage throughout our territory. Of the PCS providers, only two will provide service comparable to ours in our territory. These are BellSouth Mobility DCS and Triton PCS. BellSouth Mobility DCS has deployed a PCS network that uses GSM technology. This competitor is dependent on its roaming agreements with other wireless carriers to provide service beyond its licensed areas. Triton PCS is deploying a PCS network that uses TDMA technology. Triton PCS markets its PCS services under the SunCom name and as a member of the AT&T wireless network. In addition, we compete with wireless providers using ESMR technology such as Nextel and Southern LINC, a subsidiary of The Southern Company. Our ability to compete effectively with these other providers will depend on a number of factors, including the continued success of CDMA technology in providing better call quality and clarity as compared to analog and digital cellular systems, our competitive pricing with various options suiting individual customer's calling needs, and the continued expansion and improvement of the Sprint PCS nationwide network, customer care system, and handset options.

Most of our competitors are current cellular providers and joint ventures of current and potential wireless communications service providers, many of which have financial resources and customer bases greater than ours. Many of our competitors have access to more licensed spectrum than the 10 MHz licensed to Sprint PCS in our territory. Cellular service providers have licenses covering 25 MHz of spectrum, and two competing PCS providers have licenses to use 30 MHz in our territory. Some of our competitors also have established infrastructures, marketing programs, and brand names. In addition, certain competitors may be able to offer coverage in areas not served by our PCS network, or, because of their calling volumes or their affiliations with, or ownership of, wireless providers, may be able to offer roaming rates that are lower than those we offer. PCS operators will likely compete with us in providing some or all of the services available through the Sprint PCS network and may provide services that we do not. Additionally, we expect that existing cellular providers, some of whom have been operational for a number of years and have significantly greater financial and technical resources and customer bases than us, will continue to upgrade their systems to provide digital wireless communication services competitive with Sprint PCS.

We also face competition from "resellers" which provide wireless service to customers but do not hold FCC licenses or own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee's services and also a competitor of that and other licensees. The FCC requires all cellular and PCS licensees to permit resale of carrier service to a reseller.

In addition, we will compete with paging, dispatch and conventional mobile telephone companies in our markets. Potential users of PCS systems may find their communications needs satisfied by other current and developing technologies. One or two-way paging or beeper services that feature voice messaging and data display as well as tone-only service may be adequate for potential customers who do not need to speak to the caller.

In the future, we expect to face increased competition from entities providing similar services using other communications technologies, including satellite-based telecommunications and wireless cable systems. While some of these technologies and services are currently operational, others are being developed or may be developed in the future.

Over the past several years the FCC has auctioned and will continue to auction large amounts of wireless spectrum that could be used to compete with PCS.
Based upon increased competition, we anticipate that market prices for two-way wireless services generally will decline in the future. We will compete to attract and retain customers principally on the basis of services and features, the size and location of our service areas, network coverage and reliability, customer care and pricing. Our ability to compete successfully will also depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors.

Intellectual Property

The Sprint diamond design logo is a service mark registered with the United States Patent and Trademark Office. The service mark is owned by Sprint. We expect, pursuant to the trademark and service mark license agreements, to use, royalty-free, the Sprint and Sprint PCS brand names and the Sprint diamond design logo and certain other service marks of Sprint in connection with marketing, offering and providing licensed services to end-users and resellers, solely within our territory.

Except in certain instances, Sprint PCS has agreed not to grant to any other person a right or license to provide or resell, or act as agent for any person offering, licensed services under the licensed marks. In all other instances, Sprint PCS reserves for itself and its affiliates the right to use the licensed marks in providing its services, subject to its exclusivity obligations described above, whether within or without our territory.

The trademark license agreements contain numerous restrictions with respect to the use and modification of any of the licensed marks.

Employees

As of December 2, 1999, we employed 81 full-time employees. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

Regulation of the Wireless Telecommunications Industry

The FCC regulates the licensing, construction, operation, acquisition and interconnection arrangements of wireless telecommunications systems in the United States.

The FCC has promulgated, and is in the process of promulgating, a series of rules, regulations and policies to, among other things:

        .  grant or deny licenses for PCS frequencies;

        .  grant or deny PCS license renewals;

        .  rule on assignments and/or transfers of control of PCS licenses;

        . govern the interconnection of PCS networks with other wireless and wireline carriers;

        .  establish access and universal service funding provisions;

        . impose fines and forfeitures for violations of any of the FCC's rules; and

        .  regulate the technical standards of PCS networks.

The FCC currently prohibits a single entity from having a combined attributable interest, of 20% or greater interest in any license, in broadband PCS, cellular and SMR licenses totaling more than 45 MHz in any geographic area.

Transfers and Assignments of PCS Licenses

The FCC must give prior approval to the assignment of, or transfers involving, substantial changes in ownership or control of a PCS license. Non-controlling interests in an entity that holds a PCS license or operates PCS networks generally may be bought or sold without prior FCC approval. In addition, a recent FCC order requires only post-consummation notification of certain pro forma assignments or transfers of control.

Conditions of PCS Licenses

All PCS licenses are granted for 10-year terms conditioned upon timely compliance with the FCC's build-out requirements. Pursuant to the FCC's build-out requirements, all 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population within 5 years and to two-thirds of the population within 10 years, and all 10 MHz broadband PCS licensees must construct facilities that offer coverage to at least one-quarter of the population within 5 years or make a showing of ''substantial service'' within that 5 year period. Rule violations could result in license revocations. The FCC also requires licensees to maintain a certain degree of control over their licenses. The Sprint PCS agreements reflect an alliance that the parties believe meets the FCC requirements for licensee control of licensed spectrum. If the FCC were to determine that our agreements with Sprint PCS need to be modified to increase the level of licensee control, the Sprint PCS agreements may be modified to cure any purported deficiency regarding licensee control of the licensed spectrum.

PCS License Renewal

PCS licensees can renew their licenses for additional 10 year terms. PCS renewal applications are not subject to auctions. However, under the FCC's rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing. The FCC's rules afford PCS renewal applicants involved in comparative renewal hearings with a "renewal expectancy." The renewal expectancy is the most important comparative factor in a comparative renewal hearing and is applicable if the PCS renewal applicant has: (1) provided "substantial service" during its license term; and (2) substantially complied with all applicable laws and FCC rules and policies. The FCC's rules define "substantial service" in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal.

Interconnection

The FCC has the authority to order interconnection between CMRS providers and any other common carrier. The FCC has ordered local exchange carriers to provide reciprocal compensation to CMRS providers for the termination of traffic. Using these new rules, we will negotiate interconnection agreements for the Sprint PCS network in our market area with all of the major regional Bell operating companies, GTE and several smaller independent local exchange carriers. Interconnection agreements are negotiated on a state-wide basis. If an agreement cannot be reached, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval.

Other FCC Requirements

In June 1996, the FCC adopted rules that prohibit broadband PCS providers from unreasonably restricting or disallowing resale of their services or unreasonably discriminating against resellers. Resale obligations will automatically expire on November 24, 2002. The FCC is also considering whether wireless providers should be required to offer unbundled communications capacity to resellers who intend to operate their own switching facilities.

The FCC also adopted rules in June 1996 that require local exchange and most CMRS carriers, to program their networks to allow customers to change service providers without changing telephone numbers, which is referred to as service provider number portability. The FCC requires most CMRS carriers to implement wireless service provider number portability where requested in the top 100 metropolitan areas by November 24, 2002. Most CMRS carriers are required to implement nationwide roaming by November 24, 2002 as well. The FCC currently requires most CMRS providers to be able to deliver calls from their networks to ported numbers anywhere in the country, and to contribute to the Local Number Portability Fund.

The FCC has adopted rules permitting broadband PCS and other CMRS providers to provide wireless local loop and other fixed services that would directly compete with the wireline services of LECs. In June 1996, the FCC adopted rules requiring broadband PCS and other CMRS providers to implement enhanced emergency 911 capabilities within 18 months after the effective date of the FCC's rules. In December 1997, the FCC revised these rules to extend the compliance deadline for phase 1 until October 1, 1998 and for phase II until October 1, 2001 for digital CMRS carriers to ensure access for customers using devices for the hearing-impaired. The FCC recently extended the phase 1 compliance deadline to January 1, 1999. Further waivers of the enhanced emergency 911 capability requirements may be obtained by individual carriers by filing a waiver request.

On June 10, 1999, the FCC initiated a regulatory proceeding seeking comment from the public on a number of issues related to competitive access to multiple-tenant buildings, including the following:

        . the FCC's tentative conclusion that the Communications Act of 1934, as amended, requires utilities to permit telecommunications carriers access to rooftop and other rights-of-way in multiple tenant buildings under just, reasonable and nondiscriminatory rates, terms and conditions; and

        . whether building owners that make access available to a telecommunications carrier should be required to make access available to all other telecommunications carriers on a nondiscriminatory basis, and whether the FCC has the authority to impose such a requirement.

This proceeding could affect the availability and pricing of sites for our antennae and those of our competitors.

Communications Assistance for Law Enforcement Act

The Communications Assistance for Law Enforcement Act, enacted in 1994 to preserve electronic surveillance capabilities authorized by Federal and state law, requires telecommunications carriers to meet certain ''assistance capability requirements'' by October 25, 1998. However, the FCC recently granted a blanket extension of that deadline until June 30, 2000, because CALEA compliant equipment is not yet available. CALEA provides that a telecommunications carrier meeting industry CALEA standards shall have safe harbor for purposes of compliance with CALEA. Toward the end of 1997 telecommunications industry standard-setting organizations agreed to a joint standard to implement CALEA's capability requirements, known as J-STD-025. Although we will be able to offer traditional electronic surveillance capabilities to law enforcement, it, as well as the other participants in the wireless industry, may not meet the requirements of J-STD-025 by June 30, 2000, given hardware changes that are yet to be developed and implemented by switch manufacturers.

In addition, the FCC is considering petitions from numerous parties to establish and implement technical compliance standards pursuant to CALEA requirements.

Other Federal Regulations

Wireless systems must comply with certain FCC and FAA regulations regarding the siting, lighting and construction of transmitter towers and antennas. In addition, certain FCC environmental regulations may cause certain cell site locations to become subject to regulation under the National Environmental Policy Act. The FCC is required to implement the Act by requiring carriers to meet certain land use and radio frequency standards.

Review of Universal Service Requirements

The FCC and the states are required to establish a "universal service" program to ensure that affordable, quality telecommunications services are available to all Americans. Sprint PCS is required to contribute to the federal universal service program as well as existing state programs. The FCC has determined that the Sprint PCS' "contribution" to the federal universal service program is a variable percentage of "end-user telecommunications revenues." Although many states are likely to adopt a similar assessment methodology, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules. At the present time it is not possible to predict the extent of the Sprint PCS total federal and state universal service assessments or its ability to recover from the universal service fund.

Partitioning; Disaggregation

The FCC has modified its rules to allow broadband PCS licensees to partition their market areas and/or to disaggregate their assigned spectrum and to transfer partial market areas or spectrum assignments to eligible third parties.

Wireless Facilities Siting

States and localities are not permitted to regulate the placement of wireless facilities so as to "prohibit" the provision of wireless services or to "discriminate" among providers of such services. In addition, so long as a wireless system complies with the FCC's rules, states and localities are prohibited from using radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities. The FCC is considering numerous requests for preemption of local actions affecting wireless facilities siting.

Equal Access

Wireless providers are not required to provide equal access to common carriers for toll services. However, the FCC is authorized to require unblocked access to toll carriers subject to certain conditions.

State Regulation of Wireless Service

Section 332 of the Communications Act preempts states from regulating the rates and entry of commercial mobile radio service providers. However, states may petition the FCC to regulate such providers and the FCC may grant such petition if the state demonstrates that (1) market conditions fail to protect subscribers from unjust and unreasonable rates or rates that are unjustly or unreasonably discriminatory, or (2) when commercial mobile radio service is a replacement for landline telephone service within the state. To date, the FCC has granted no such petition. To the extent we provide fixed wireless service, we may be subject to additional state regulation.

RISK FACTORS

Risks Particular to AirGate

The termination of our affiliation with Sprint PCS or Sprint PCS' failure to perform its obligations under our agreements would severely restrict our ability to conduct our business

Our ability to offer Sprint PCS products and services and our PCS network's operation are dependent on our agreements with Sprint PCS being renewed and not terminated. Each of these agreements can be terminated for breach of any material terms. We are dependent on Sprint PCS' ability to perform its obligations under the Sprint PCS agreements. The non-renewal or termination of any Sprint PCS agreement or the failure of Sprint PCS to perform its obligations under the Sprint PCS agreements would severely restrict our ability to conduct our business.

If Sprint PCS does not complete the construction of its nationwide PCS network, we may not be able to attract and retain customers

Sprint PCS' network may not provide nationwide coverage to the same extent as its competitors which could adversely affect our ability to attract and retain customers. Sprint PCS is creating a nationwide PCS network through its own construction efforts and those of its affiliates. Today, Sprint PCS is still constructing its nationwide network and does not offer PCS services, either on its own network or through its roaming agreements, in every city in the United States. Sprint PCS has entered into, and anticipates entering into, affiliation agreements similar to ours with companies in other territories pursuant to its nationwide PCS build-out strategy. Our results of operations are dependent on Sprint PCS' national network and, to a lesser extent, on the networks of its other affiliates. Sprint PCS and its affiliate program are subject, to varying degrees, to the economic, administrative, logistical, regulatory and other risks described in this prospectus. Sprint PCS' and its other affiliates' PCS operations may not be successful.

We do not have an operating history and if we do not successfully manage our anticipated rapid growth, we may not be able to complete our PCS network by our target date, if at all

Our performance as a PCS provider will depend on our ability to manage successfully the network build-out process, implement operational and administrative systems, expand our base of 23 employees as of September 30, 1999 and train and manage our employees, including engineering, marketing and sales personnel. We have completed our radio frequency design, network design and substantial site acquisition and cell site engineering, and commenced construction of our PCS network in November 1998. Based on our build-out plan, we do not expect to launch commercial PCS operations, other than roaming coverage which commenced in November 1999, until the first quarter of 2000. We will require expenditures of significant funds for the development, construction, testing and deployment of our PCS network before commencement of commercial PCS operations. These activities are expected to place significant demands on our managerial, operational and financial resources.

The inability to use Sprint PCS' back office services and third party vendors' back office systems could disrupt our business

Our operations could be disrupted if Sprint PCS is unable to maintain and expand its back office services such as customer activation, billing and customer care, or to efficiently outsource those services and systems through third party vendors. The rapid expansion of Sprint PCS' business is expected to continue to pose a significant challenge to its internal support systems. Additionally, Sprint PCS has relied on third-party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint PCS' willingness to continue to offer such services to us and to provide these services at competitive costs. Our services agreement with Sprint PCS provides that, upon nine months' prior written notice, Sprint PCS may elect to terminate any such service beginning January 1, 2002. If Sprint PCS terminates a service for which we have not developed a cost-effective alternative, our operating costs may increase beyond our expectations and restrict our ability to operate successfully.

If we fail to complete the build-out of our PCS network, Sprint PCS may terminate our management agreement, and we would no longer be able to offer Sprint PCS services

A failure to meet our build-out requirements for any one of the individual markets in our territory, or to meet Sprint PCS' technical requirements, would constitute a breach of our management agreement with Sprint PCS that could lead to its termination. If the management agreement is terminated, we will no longer be able to offer Sprint PCS products and services. Our agreements with Sprint PCS require us to build our PCS network in accordance with Sprint PCS' technical and coverage requirements. These agreements also require that we provide network coverage to a specified percentage, ranging from 39% to 86%, of the population within each of the 21 markets which make up our territory by specified dates.

We have substantial debt which we may not be able to service and which may result in our lenders controlling our assets in an event of default

Our substantial debt will have a number of important consequences for our operations and our investors, including the following:

        . we will have to dedicate a substantial portion of any cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce funds available for other purposes;

        . we may not have sufficient funds to pay interest on, and principal of, our debt;

        . we may not be able to obtain additional financing for currently unanticipated capital requirements, capital expenditures, working capital requirements and other corporate purposes;

        . some of our debt, including borrowings under our financing from Lucent Technologies Inc., will be at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates; and

        . due to the liens on substantially all of our assets and the pledges of stock of our subsidiary and future subsidiaries that secure our senior debt and our senior subordinated discount notes, lenders or holders of our senior subordinated discount notes may control our assets or our subsidiaries' assets upon a default.

As of September 30, 1999, our outstanding long-term debt totaled $165.7 million. Under our current business plan, we expect to incur substantial additional debt before achieving break-even operating cash flow, including $140.0 million of additional borrowings under our financing from Lucent.

If we do not meet all of the conditions required under our Lucent financing documents, we may not be able to draw down all of the funds we anticipate receiving from Lucent and may not be able to complete the build-out of our network

We have borrowed $13.5 million to date from Lucent. The remaining $140.0 million which we expect to borrow in the future is subject to our meeting all of the conditions specified in the financing documents and, in addition, is subject at each funding date to the following conditions:

        . that the representations and warranties in the loan documents are true and correct; and

        .  the absence of a default under our loan documents.

If we do not meet these conditions at each funding date, the lenders may not lend any or all of the remaining amounts, and if other sources of funds are not available, we may not be in a position to complete the build-out of our PCS network. If we do not have sufficient funds to complete our network build-out, we may be in breach of our management agreement with Sprint PCS and in default under our financing from Lucent and under our senior subordinated discount notes.

If we lose the right to install our equipment on wireless towers owned by other carriers or fail to obtain zoning approval for our cell sites, we may have to rebuild our network

We expect more than 85% of our cell sites to be collocated on facilities shared with one or more wireless providers. We will collocate over 150 of these sites on facilities owned by one tower company. If our master collocation agreement with that tower company were to terminate, we would have to find new sites, and if the equipment had already been installed we might have to rebuild that portion of our network. Some of the cell sites are likely to require us to obtain zoning variances or other local governmental or third party approvals or permits. We may also have to make changes to our radio frequency design as a result of difficulties in the site acquisition process.

We may have difficulty in obtaining infrastructure equipment required in order to meet our network construction deadlines required under our management agreement

If we are not able to acquire the equipment required to build our PCS network in a timely manner, we may be unable to provide wireless communications services comparable to those of our competitors or to meet the requirements of our agreements with Sprint PCS. The demand for the equipment that we require to construct our PCS network is considerable, and manufacturers of this equipment could have substantial order backlogs. Accordingly, the lead time for the delivery of this equipment may be long. Some of our competitors purchase large quantities of communications equipment and may have established relationships with the manufacturers of this equipment. Consequently, they may receive priority in the delivery of this equipment.

Sprint PCS' vendor discounts may be discontinued, which could increase our equipment costs

We intend to purchase our infrastructure equipment under Sprint PCS' vendor agreements that include volume discounts. If Sprint PCS were unable to continue to obtain vendor discounts for its affiliates, the loss of vendor discounts could increase our equipment costs.

The failure of our consultants and contractors to perform their obligations may delay construction of our network which may lead to a breach of our management agreement

The failure by any of our vendors, consultants or contractors to fulfill their contractual obligations to us could materially delay construction of our PCS network. We have retained Lucent and other consultants and contractors to assist in the design and engineering of our systems, construct cell sites, switch facilities and towers, lease cell sites and deploy our PCS network systems and we will be significantly dependent upon them in order to fulfill our build-out obligations.

Conflicts with Sprint PCS may not be resolved in our favor which could restrict our ability to manage our business and provide Sprint PCS products and services

Conflicts between us and Sprint PCS may arise and as Sprint PCS owes us no duties except as set forth in the management agreement, these conflicts may not be resolved in our favor. The conflicts and their resolution may harm our business. For example, Sprint PCS prices its national plans based on its own objectives and could set price levels that may not be economically sufficient for our business. In addition, upon expiration, Sprint PCS could decide to not renew the management agreement which would not be in our best interest or the interest of our stockholders. There may be other conflicts such as the setting of the price we pay for back office services and the focus of Sprint PCS' management and resources.

If we fail to pay our debt, our lenders may sell our loans to Sprint PCS giving Sprint PCS certain rights of a creditor to foreclose on our assets

Sprint PCS has contractual rights, triggered by an acceleration of the maturity of the Lucent Financing, pursuant to which Sprint PCS may purchase our obligations under the Lucent financing and obtain the rights of a senior lender. To the extent Sprint PCS purchases these obligations, Sprint PCS' interests as a creditor could conflict with ours. Sprint PCS' rights as a senior lender would enable it to exercise rights with respect to our assets and continuing relationship with Sprint PCS in a manner not otherwise permitted under our agreements with Sprint PCS.

Certain provisions of our agreements with Sprint PCS may diminish the valuation of our company

Provisions of our agreements with Sprint PCS could effect the valuation of our company, thereby, among other things reducing the market prices of our securities and decreasing our ability to raise additional capital necessary to complete our network build-out. Under our agreements with Sprint PCS, subject to the requirements of applicable law, there are circumstances under which Sprint PCS may purchase our operating assets or capital stock for 72% or 80% of the "entire business value" of our company, as defined in our management agreement with Sprint PCS. In addition, Sprint PCS must approve any change of control of our ownership and consent to any assignment of our agreements with Sprint PCS.

Sprint PCS also has been granted a right of first refusal if we decide to sell our operating assets. We are also subject to a number of restrictions on the transfer of our business including the prohibition on selling our company or our operating assets to a number of identified and as yet to be identified competitors of Sprint PCS or Sprint. These and other restrictions in our agreements with Sprint PCS may limit the saleability and/or reduce the value a buyer may be willing to pay for our business and may operate to reduce the "entire business value" of our company.

We may not be able to compete with larger, more established businesses offering similar products and services

Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors. We will compete in our territory with two cellular providers, both of which have an infrastructure in place and have been operational for a number of years. They have significantly greater financial and technical resources than we do, could offer attractive pricing options and may have a wider variety of handset options. We expect that existing cellular providers will upgrade their systems and provide expanded, digital services to compete with the Sprint PCS products and services that we intend to offer. These wireless providers require their customers to enter into long-term contracts, which may make it more difficult for us to attract customers away from them. Sprint PCS generally does not require its customers to enter into long-term contracts, which may make it easier for other wireless providers to attract Sprint PCS customers away from Sprint PCS. We will also compete with several PCS providers and other existing communications companies in our territory. A number of our cellular and PCS competitors will have access to more licensed spectrum than the 10 MHz licensed to Sprint PCS in our territory. In addition, any competitive difficulties that Sprint PCS may experience could also harm our competitive position and success.

Our services may not be broadly used and accepted by consumers

PCS systems have a limited operating history in the United States. The extent of potential demand for PCS in our markets cannot be estimated with any degree of certainty. If we are unable to establish and successfully market PCS services we may not be able to attract customers in sufficient numbers to operate our business successfully.

The technology we use has limitations and could become obsolete

We intend to employ digital wireless communications technology selected by Sprint PCS for its network. Code division multiple access, known as CDMA, technology is a relatively new technology. CDMA may not provide the advantages expected by Sprint PCS. If another technology becomes the preferred industry standard, we may be at a competitive disadvantage and competitive pressures may require Sprint PCS to change its digital technology which, in turn, may require us to make changes at substantially increased costs. We may not be able to respond to such pressures and implement new technology on a timely basis, or at an acceptable cost.

If Sprint PCS customers are not able to roam instantaneously or efficiently onto other wireless networks, prospective customers could be deterred from subscribing for our Sprint PCS services

The Sprint PCS network operates at a different frequency and uses or may use a different technology than many analog cellular and other digital systems. To access another provider's analog cellular or digital system outside of the Sprint PCS network, a Sprint PCS customer is required to utilize a dual-band/dual-mode handset compatible with that provider's system. Generally, because dual-band/dual-mode handsets incorporate two radios rather than one, they are more expensive and are larger and heavier than single-band/single-mode handsets. The Sprint PCS network does not allow for call hand-off between the Sprint PCS network and another wireless network, thus requiring a customer to end a call in progress and initiate a new call when leaving the Sprint PCS network and entering another wireless network. In addition, the quality of the service provided by a network provider during a roaming call may not approximate the quality of the service provided by Sprint PCS. The price of a roaming call may not be competitive with prices of other wireless companies for roaming calls, and Sprint PCS customers may not be able to use Sprint PCS advanced features, such as voicemail notification, while roaming.

Non-renewal or revocation by the Federal Communications Commission of the Sprint PCS licenses would significantly harm our business

PCS licenses are subject to renewal and revocation. Sprint PCS' licenses in our territory will expire in 2007 but may be renewed for additional ten year terms. There may be opposition to renewal of Sprint PCS' licenses upon their expiration and the Sprint PCS licenses may not be renewed. The Federal Communications Commission, generally referred to as the FCC, has adopted specific standards to apply to PCS license renewals. Failure by Sprint PCS to comply with these standards in our territory could cause revocation or forfeiture of the Sprint PCS licenses for our territory or the imposition of fines on Sprint PCS by the FCC.

The loss of our officers and skilled employees that we depend upon to operate our business could reduce our ability to offer Sprint PCS products and services

The loss of one or more key officers could impair our ability to offer Sprint PCS products and services. Our business is managed by a small number of executive officers. We believe that our future success will also depend in large part on our continued ability to attract and retain highly qualified technical and management personnel. We believe that there is and will continue to be intense competition for qualified personnel in the PCS equipment and services industry as the PCS market continues to develop. We may not be successful in retaining our key personnel or in attracting and retaining other highly qualified technical and management personnel. We currently have "key man" life insurance for our chief executive officer.

We may not achieve or sustain operating profitability or positive cash flow from operating activities

We expect to incur significant operating losses and to generate significant negative cash flow from operating activities until 2002 while we develop and construct our PCS network and build our customer base. If and when we start to provide services to customers, our operating profitability will depend upon many factors, including, among others, our ability to market our services, achieve our projected market penetration and manage customer turnover rates. If we do not achieve and maintain operating profitability and positive cash flow from operating activities on a timely basis, we may not be able to meet our debt service requirements.

We may need more capital than we currently project to build out our PCS network

The build-out of our PCS network will require substantial capital. Additional funds would be required in the event of significant departures from the current business plan, unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and other technological risks. Due to our highly leveraged capital structure, additional financing may not be available or, if available, may not be obtained on a timely basis and on terms acceptable to us or within limitations permitted under our existing debt covenants. Failure to obtain additional financing, should the need for it develop, could result in the delay or abandonment of our development and expansion plans.

Unauthorized use of our PCS network could disrupt our business

We will likely incur costs associated with the unauthorized use of our PCS network, including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraud impacts interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for unbillable fraudulent roaming.

Our agreements with Sprint PCS, our certificate of incorporation and our bylaws include provisions that may discourage, delay and/or restrict any sale of our operating assets or common stock to the possible detriment of our stockholders

Our agreements with Sprint PCS restrict our ability to sell our operating assets and common stock. Generally, Sprint PCS must approve a change of control of our ownership and consent to any assignment of our agreements with Sprint PCS. The agreements also give Sprint PCS a right of first refusal if we decide to sell our operating assets to a third party. These restrictions, among other things, could discourage, delay or make more difficult any sale of our operating assets or common stock. This could have a material adverse effect on the value of our common stock and could reduce the price of our company in the event of a sale. Provisions of our certificate of incorporation and bylaws could also operate to discourage, delay or make more difficult a change in control of our company. Our certificate of incorporation, which contains a provision acknowledging the terms under the management agreement and a consent and agreement pursuant to which Sprint PCS may buy our operating assets, has been duly authorized and approved by our board of directors and our stockholders. This provision is intended to permit the sale of our operating assets pursuant to the terms of the management agreement or a consent and agreement with our lenders without further stockholder approval. See "Description of Capital Stock."

We face risks relating to the year 2000 issue

If our systems, the systems of our vendors, consultants and contractors, or the systems of Sprint and Sprint PCS and their vendors, consultants and contractors, are not year 2000 compliant or are unable to recover from system interruptions which may result from the year 2000 date change, our business could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of Year 2000 Issue on the Operations and Financial Condition of AirGate."

Industry Risks

We may experience a high rate of customer turnover which would increase our costs of operations and reduce our revenue

Our strategy to reduce customer turnover may not be successful. The PCS industry has experienced a higher rate of customer turnover as compared to cellular industry averages. The rate of customer turnover may be the result of several factors, including network coverage; reliability issues such as blocked calls, dropped calls and handset problems; non-use of phones; change of employment; non-use of customer contracts, affordability; customer care concerns and other competitive factors. Price competition and other competitive factors could also cause increased customer turnover.

Wireless providers offering services based on alternative technologies may reduce demand for PCS

The wireless telecommunications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades in existing analog wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. There is also uncertainty as to the extent of customer demand as well as the extent to which airtime and monthly recurring charges may continue to decline. As a result, our future prospects and those of the industry, and the success of PCS and other competitive services, remain uncertain.

Regulation by government agencies may increase our costs of providing service or require us to change our services

The licensing, construction, use, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated to varying degrees by the FCC, the Federal Aviation Administration, generally referred to as the FAA, and, depending on the jurisdiction, state and local regulatory agencies and legislative bodies. Adverse decisions regarding these regulatory requirements could negatively impact our operations and our cost of doing business. The Sprint PCS agreements reflect an affiliation that the parties believe meets the FCC requirements for licensee control of licensed spectrum.
If the FCC were to determine that our agreements with Sprint PCS need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the agreements as necessary to cause the agreements to comply with applicable law and to preserve to the extent possible the economic arrangements set forth in the agreements. If the agreements cannot be modified, the agreements may be terminated pursuant to their terms.

Use of hand-held phones may pose health risks

Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may discourage use of wireless handsets or expose us to potential litigation.

ITEM 2.  PROPERTIES

Our principal executive offices consist of a 10,052 square foot leased office space located at Harris Tower, 233 Peachtree Street, N.E., Suite 1700, Atlanta, Georgia 30303. We also lease a 40,000 square foot office located at Pelham 85 Business Center, Greenville, South Carolina, and lease a 24,000 square foot office located at 411 Huger Street, Columbia, South Carolina. We believe our properties are in good operating condition and are currently suitable and adequate for our business operations.

ITEM 3.  LEGAL PROCEEDINGS

We are not aware of any pending legal proceedings against us which, individually or in the aggregate, if adversely determined, would have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By unanimous consent on July 28, 1999, the security holders of the Company approved: (1) an Amendment to the Certificate of Incorporation of the Company; and (2) the 1999 Company Stock Option Plan.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table presents information with respect to our executive officers.

Name                                                Age      Position
----                                                ---      --------
Thomas M. Dougherty...........................      55       President and Chief Executive Officer
W. Chris Blane................................      46       Vice President of New Business Development
Thomas D. Body III............................      61       Vice President of Strategic Planning
Robert E. Gourlay.............................      45       Vice President of Marketing
David C. Roberts..............................      37       Vice President of Engineering and Network Operations
Shelley L. Spencer............................      36       Vice President of Law and Secretary
Alan B. Catherall.............................      46       Chief Financial Officer
Mark A. Roth..................................      43       Vice President of Sales, Interior Region

Thomas M. Dougherty has been our president and chief executive officer since April 1999. Prior to joining us, Mr. Dougherty was a senior executive of Sprint PCS. Before that, Mr. Dougherty served as executive vice president and chief operating officer of Chase Telecommunications, a personal communications services company, from 1996 to 1997. Mr. Dougherty served as president and chief operating officer of Cook Inlet BellSouth PCS, L.P., a start-up wireless communications company, from 1995 to 1996. Prior to October 1995, Mr. Dougherty was vice president and chief operating officer of BellSouth Mobility DCS Corporation, a PCS company.

Thomas D. Body III has been our vice president of strategic planning since November 1998. Prior to that, Mr. Body served as our chief executive officer from January 1998 to October 1998. In 1995, Mr. Body joined AirLink II LLC as a vice president for business development as it prepared for the C block PCS auction. Prior thereto, Mr. Body was the chairman and chief executive officer of Metrex Corporation, which constructed the first fiber optic competitive access network in Atlanta and which ultimately merged with MFS Communications Co., now MCI WorldCom, Inc.

W. Chris Blane has been our vice president of new business development since 1998. In 1995, Mr. Blane joined AirLink II LLC as a vice president for business development as it prepared for the C block PCS auction. Prior thereto, Mr. Blane was the president of Metrex Corporation, which constructed the first fiber optic competitive access network in Atlanta and which ultimately merged with MFS Communications Co., now MCI WorldCom, Inc.

Robert E. Gourlay has been our vice president of marketing since 1998. In 1995, Mr. Gourlay joined AirLink II LLC as vice president-marketing as it prepared for the C block PCS auction.

David C. Roberts has been our vice president of engineering and network operations since 1998. In 1995, Mr. Roberts joined AirLink II LLC as vice president-engineering as it prepared for the C block PCS auction.

Shelley L. Spencer has been our vice president of law and secretary since 1998. In 1995, Ms. Spencer joined AirLink II LLC as general counsel as it prepared for the C block PCS auction.

Alan B. Catherall has been our chief financial officer since March 1998. Prior to joining us, Mr. Catherall was a partner in Tatum CFO Partners, a financial consulting firm, since 1996. Before that, Mr. Catherall was chief financial officer of Syncordia Services, a joint venture of MCI and British Telecom, from 1994 to 1996.

Mark A. Roth has been our vice president of sales, interior region since July 1999. Prior to joining us, Mr. Roth was senior vice present of sales and distribution for Conxus Communications. Before that, Mr. Roth held various positions with Arch Communications, most recently as a divisional head, from 1992 to July 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol PCSA. The following table sets forth, for the periods indicated, the range of high and low bid prices for our common stock as reported on the Nasdaq National Market.

                                                        Price Range of
                                                         Common Stock
                                                    --------------------
                                                      High         Low
                                                    ---------    -------
Year Ended September 30, 1999:
     Fourth Quarter (From September 28, 1999)        $28.00       $23.00

On December 7, 1999, there were 82 holders of record of the common stock.


We intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Our future decisions concerning the payment of dividends on the common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as such other factors as the board of directors, in its sole discretion, may consider relevant. In addition, our existing indebtedness restricts, and we anticipate our future indebtedness may restrict, our ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below under the captions "Statement of Operations Data," "Other Data," and "Balance Sheet Data" for, and as of the end of, the period from inception, June 15, 1995, to December 31, 1995 is derived from the unaudited consolidated financial statements of AirGate PCS, Inc. and subsidiaries and predecessors. The selected financial data presented below under the captions "Statement of Operations Data," "Other Data," and "Balance Sheet Data" for, and as of the end of, each of the years in the three-year period ended December 31, 1998 and for the nine month periods ended September 30, 1998 and 1999, are derived from the consolidated financial statements of AirGate PCS, Inc. and subsidiaries and predecessors, which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. The selected financial data should be read in conjunction with the consolidated financial statements included herein.

                                                                                                               Period From
                                              For the Nine Month                                            Inception, June 15,
                                          Periods Ended September 30,   For the Years Ended December 31,    1995, to December 31,
                                          ---------------------------   --------------------------------    ---------------------
                                              1999          1998           1998       1997        1996                1995
                                                                    (In thousands except per share data)
Statement of Operations Data:
Operating expenses:
 General and administrative..............   $ (5,619)     $(1,552)       $(2,597)    $(1,101)    $(1,252)           $(1,458)
 Depreciation and amortization...........       (622)      (1,028)        (1,204)       (998)        (19)               (18)
                                            --------      -------        -------     -------     -------            -------
 Operating loss..........................     (6,241)      (2,580)        (3,801)     (2,099)     (1,271)            (1,476)
 Interest expense........................     (9,358)      (1,015)        (1,392)       (817)       (582)              (217)
                                            --------      -------        -------     -------     -------            -------
 Net loss................................   $(15,599)     $(3,595)       $(5,193)    $(2,916)    $(1,853)           $(1,693)
                                            ========      =======        =======     =======     =======            =======
Other Data:
    Operating loss before fixed             $ (6,241)     $(2,580)       $(3,801)    $(2,099)    $(1,271)           $(1,476)
       charges...........................   ========      =======        =======     =======     =======            =======

    Basic and diluted net loss              $  (4.57)      $(1.06)        $(1.54)     $(0.86)     $(0.55)            $(0.50)
      per share of common stock (1)......   ========      =======        =======     =======     =======            =======


___________________________

                                                 As of September 30,             As of December 31,
                                             ---------------------------   ---------------------------
                                              1999      1998      1998      1997      1996      1995
                                                                                (In thousands)
Balance Sheet Data:
 Cash and cash equivalents...............    $258,900  $ 1,926   $ 2,296   $   147   $     6   $   256
 Total assets............................     317,320   12,120    15,450    13,871     2,196    21,643
 Long-term debt(2).......................     165,667    7,700     7,700    11,745        --        --
 Stockholders' equity (deficit)..........     127,846   (3,753)   (5,350)   (1,750)   (3,025)   (1,272)

___________________________

        (1) Basic and diluted net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding.

        (2)  Includes current maturities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this transition report on Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those under "Risk Factors."

Overview

On July 22, 1998, we entered into a management agreement with Sprint PCS whereby we became the Sprint PCS affiliate with the exclusive right to provide 100% digital, 100% PCS services under the Sprint and Sprint PCS brand names in our territory in the southeastern United States. We are a development stage company and have not generated any significant revenues. We have completed our radio frequency design, network design and substantial site acquisition and cell site engineering, and commenced construction of our PCS network in November 1998.

Sprint PCS has invested $44.6 million to purchase the PCS licenses in our territory and incurred additional expenses for microwave clearing. Under our long term agreements with Sprint PCS, we will manage the network on Sprint PCS' licensed spectrum as well as the use of Sprint and Sprint PCS brand names royalty-free during our affiliation with Sprint PCS. We also have access to Sprint PCS' national marketing support and distribution programs and are entitled to buy network and subscriber equipment and handsets at the same discounted rates offered by vendors to Sprint PCS based on its large volume purchases. In exchange for these benefits, we are entitled to receive 92%, and Sprint PCS is entitled to retain 8%, of collected service revenues from customers in our territory. We are entitled to 100% of revenues collected from the sale of handsets and accessories, on revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network, and on roaming revenues from non-Sprint PCS customers.

In addition, for specified fees, we may purchase certain back office services, including customer activation, billing and customer care, directly from Sprint PCS. We will purchase these services from Sprint PCS at a cost which reflects Sprint PCS' economies of scale. We expect that the outsourcing of these services will enable us to reduce capital expenditures for administrative purposes and to operate with fewer employees than other wireless providers.

Through September 30, 1999, we have incurred $45.0 million of capital expenditures related to the build-out of our PCS network. As a result of the progress made on our PCS network build-out, we expect to be able to launch commercial PCS operations in the first quarter of 2000. We expect to extend our coverage during the balance of 2000 and to substantially complete the build-out of our PCS network by the end of 2000, covering approximately 74% of the population in our territory. We expect to continue to fill in coverage in 2001.

From our inception in June 1995 through August 1998, our operating activities were focused on developing a PCS business in the southeastern United States, including the purchase of four PCS licenses from the FCC. During this period we did not generate any revenues and, as a result, have incurred operating losses since inception.

Results of Operations

     For the nine month period ended September 30, 1999:

     On October 21, 1999, the Company changed its fiscal year from a calendar year ending on December 31 to a fiscal year ending on September 30, effective September 30, 1999. From January 1, 1999 through September 30, 1999, we were focused on raising capital to continue our PCS network build-out.

     Revenues

     As a development stage enterprise, we had no commercial operations for any period, resulting in no revenues or costs of service being recorded.

     General and Administrative Expenses

     From January 1, 1999 through September 30, 1999, we were focused on raising capital to continue our PCS network build-out. We incurred expenses of $5.6 million during the nine month period ended September 30, 1999, compared to $1.6 million for the nine month period ended September 30, 1998, an increase of $4.0 million. The increase was primarily comprised of cell site lease payments related to our PCS network build-out, additional salaries, employee bonus accruals, relocation liabilities and non-cash compensation of vested stock options.

     Depreciation and Amortization

     For the nine months ended September 30, 1999, depreciation and amortization expense was $622,000, compared to $1.0 million for the nine months ended September 30, 1998. Through August 1998, we were amortizing the purchase price of FCC licenses held by our predecessor. We made capital expenditures of $31.9 million in the nine months ended September 30, 1999 related to the continued build-out of our PCS network, which included approximately $1.1 million of capitalized interest, compared to capital expenditures of $2.4 million in the nine months ended September 30, 1998, of which no interest was capitalized as the network build-out commenced in August 1998. Depreciation and amortization of our network build-out will begin as the network becomes operational and will continue to increase as our network is placed into service.

     Interest Expense, net

     For the nine months ended September 30, 1999, interest expense was $9.4 million, net of capitalized interest of $1.1 million, an increase $8.4 million over the $1.0 million in interest expense for the nine months ended September 30, 1998. Interest expense for the 1999 period included an $8.7 million charge to record the fair value of warrants and the beneficial conversion feature related to the convertible promissory notes issued to the affiliates of Weiss, Peck, Greer Venture Partners and the affiliates of JAFCO America Ventures Inc. Capitalized interest of $1.1 million for the nine months ended September 30, 1999 was higher due to increased capital expenditures, compared to no capitalized interest for the nine months ended September 30, 1998. Future interest expense will increase as a result of the issuance in September 1999 of the units offering and as outstanding balances under the Lucent Financing increase.

     Net Loss

     For the nine months ended September 30, 1999, our net loss was $15.6 million, compared to $3.6 million for the same period in 1998. The net loss increased $12.0 million, resulting primarily from the items discussed above. Net losses will continue to increase as we build-out our PCS network.

     For the year ended December 31, 1998:

     In July 1998, we signed a series of agreements with Sprint PCS to operate as the exclusive affiliate of Sprint PCS in certain markets in the southeastern United States. As a part of these agreements, we were given the right to market Sprint PCS' products and services in exchange for building, constructing and managing a PCS network that will support the wireless service offerings of Sprint PCS in our territory. In October 1998, AirGate PCS, Inc. was formed and all operations related to the affiliation with Sprint PCS were transferred to it and its subsidiaries. The FCC PCS licenses will not be used in our continuing operations as a Sprint PCS affiliate and, therefore, have been excluded from the consolidated financial statements of AirGate PCS, Inc. and subsidiaries and predecessors. During 1998, we focused on consummating our affiliation with Sprint PCS. Expenses incurred for these purposes totaled $5.2 million for salaries and benefits, professional fees, interest expense and depreciation and amortization. Capital outlays in 1998 amounted to $12.9 million. Included in this amount were $7.7 million of network assets which we purchased from Sprint PCS, which include radio frequency and engineering design data, site acquisition materials and construction equipment. We also made $5.2 million of capital expenditures related to the build-out of our PCS network.

     From June 15, 1995 (inception) to December 31, 1997:

     From inception, June 15, 1995, through December 31, 1997, our operating activities were focused on developing a PCS business which included the purchase of four FCC PCS licenses. During this period, we incurred total cumulative expenses of $6.5 million. These expenses related to salaries and benefits, professional fees, interest expense and depreciation and amortization of the FCC PCS licenses. All costs of start-up and organizational activities have been expensed in accordance with AICPA Statement of Position 98-5.

Liquidity and Capital Resources

     As of September 30, 1999, we had $258.9 million in cash and cash equivalents, compared to $2.3 million in cash and cash equivalents at December 31, 1998. Our net working capital was $229.7 million at September 30, 1999, compared to negative working capital of $13.7 million at December 31, 1998.

     Net Cash Used in Operating Activities

     The $2.5 million in cash used in operating activities was the result of our net loss for the nine months ended September 30, 1999, which was partially offset by increases in current liabilities and non-cash interest expense.

     Net Cash Used in Investing Activities

     The $15.7 million in cash used by investing activities represents capital expenditures related to our network build-out. We made an additional $16.2 million in capital expenditures through accounts payable, for a total of $31.9 million of capital expenditures for the nine months ended September 30, 1999.

     Net Cash Provided by Financing Activities

     The $274.8 million in cash provided by financing activities consisted primarily of $131.0 million in gross proceeds from our initial public offering of common stock, $156.1 million in gross proceeds from our units offering, as described below, and increased borrowings pursuant to the Lucent financing, partially offset by equity and debt issuance costs.

     Liquidity

     We closed our offerings of equity and debt funding on September 30, 1999. The total equity amount raised was $131.0 million, or $120.5 million in net proceeds. Concurrently, we closed our units offering consisting of $300 million principal amount at maturity 13.5% senior subordinated discount notes due 2009 and warrants to purchase 644,000 shares of our common stock at $0.01 per share. The gross proceeds from the units offering was $156.1 million, or $149.4 million in net proceeds. The senior subordinated discount notes will require cash payments of interest beginning on April 1, 2005.

     In addition, on August 16, 1999, we entered into a $153.5 million credit agreement with Lucent. The credit agreement provides for a $13.5 million senior secured term loan which matures on June 6, 2007, which is the first installment of the loan, or Tranche 1. The second installment, or Tranche 2, under the credit agreement is for a $140.0 million senior secured term loan that matures on September 30, 2008. Mandatory quarterly payments of principal are required beginning December 31, 2002 for Tranche 1 and March 21, 2004 for Tranche 2 initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. We expect that the proceeds of our concurrent initial public offering of common stock and the units offering, together with the Lucent financing, will fund our capital expenditures including the completion of our network build-out and working capital requirements through 2002.

Impact of Year 2000 Issue on the Operations and Financial Condition of AirGate

The year 2000 issue arises as the result of computer programs having been written, and systems having been designed, using two digits rather than four to define the applicable year. Consequently, such software has the potential to recognize a date using ''00'' as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

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

We do not expect to commence commercial operations until the first quarter of 2000. Because of our reliance on third-party vendors, we believe that the impact on us of issues relating to year 2000 compliance, if any, would be a delay in our launching commercial PCS operations and not a disruption in service. We, therefore, have not developed a contingency plan and do not expect to do so.

Inflation

We believe that inflation has not had, and will not have, a material adverse effect on our results of operations.

Forward-Looking Statements

This transition report contains statements about future events and expectations, which are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. Any statement in this transition report that is not a statement of historical fact may be deemed to be a forward-looking statement. These statements include:

        .  forecasts of growth in the number of consumers using PCS services;

        . statements regarding our plans for and costs of the build-out of our PCS network;

        . statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projection of when we will launch commercial PCS service and achieve break-even operating cash flow;

        .  statements regarding our preparedness for the year 2000 date change;
           and

        . other statements, including statements containing words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," "intend" and other similar words that signify forward-looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Specific factors that might cause such a difference include, but are not limited to:

        .  our dependence on our affiliation with Sprint PCS;

        .  the need to successfully complete the build-out of our PCS network;

        .  our lack of operating history and anticipation of future losses;

        .  our dependence on Sprint PCS' back office services;

        . our substantial amount of debt and our ability to service such debt and comply with all the covenants in the loan documents;

        .  potential fluctuations in our operating results;

        .  our potential need for additional capital;

        . our potential inability to expand our services and related products in the event of substantial increases in demand for these services and related products;

        .  our technology becoming obsolete;

        .  our competition; and

        .  our ability to attract and retain skilled personnel.

Additional reasons include the "Risk Factors" set forth elsewhere herein and as otherwise may be disclosed in the Company's reports filed from time to time with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the normal course of business, our operations are exposed to interest rate risk on our financing from Lucent and any future financing requirements. Our fixed rate debt consists primarily of the accreted balance of the senior subordinated discount notes. Our variable rate debt consists of borrowings made under the Lucent financing. Our primary market risk exposure relates to: (i) the interest rate risk on our long-term borrowings; (ii) our ability to refinance our senior subordinated discount notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

We expect to manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable rate debt and interest rate swaps. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to monitor our interest rate risk on an ongoing basis.

The following table presents the estimated future balances of outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with the senior subordinated discount notes and the Lucent financing based on our projected level of long-term indebtedness:

                                                                    Years Ending September 30,
                                           -----------------------------------------------------------------------
                                             2000        2001        2002        2003        2004       Thereafter
                                                                    (Dollars in thousands)
Senior subordinated discount notes.....    $178,193    $206,819    $235,446    $268,796    $300,000           --
Fixed interest rate....................        13.5%       13.5%       13.5%       13.5%       13.5%        13.5%
Principal payments.....................          --          --          --          --          --     $300,000

Lucent financing.......................    $ 13,500    $ 72,560    $152,994    $150,969    $127,775           --
Variable interest rate (1).............        9.25%       9.25%       9.25%       9.25%       9.25%        9.25%
Principal payments.....................          --          --          --    $  2,025    $  2,025     $127,775

___________________
(1) Interest rate on the Lucent financing equals the London Interbank Offered Rate ("LIBOR") +3.75%. LIBOR is assumed to equal 5.5% for all periods presented.



ITEM 8.    FINANCIAL STATEMENTS

The Company's financial statements are listed under Item 14(a) of this transition report and are filed as part of this report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections under the headings "Information with Respect to the Nominees, Continuing Directors and Named Executive Officers" of the Proxy Statement for the Annual Meeting of Stockholders to be held January 21, 2000 (the "Proxy Statement") are incorporated herein by reference. See Part I hereof for information regarding executive officers of the Registrant. The section under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement is also incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The sections under the headings "Directors' Compensation", "Executive Compensation", "Summary Compensation Table," "1999 Stock Option Plan," "Year-End Option Values," "Employment Agreements" and "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section under the heading "Security Ownership of Certain Beneficial Owners, Directors and Officers" of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section under the heading "Certain Related Transactions" of the Proxy Statement is incorporated herein by reference.

                                    PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  Financial Statements and Schedules

          1.   The following financial statements are filed with this report on the pages indicated:
                                                                             Page
                                                                             ----
          Independent Auditors' Report .....................................  37
          Consolidated Balance Sheets as of September 30, 1999 and
           December 31, 1998 ...............................................  38
          Consolidated Statements of Operations for the nine month
           periods ended September 30, 1999 and 1998, the years ended
           December 31, 1998 and 1997 and for the period from inception,
           June 15, 1995, to September 30, 1999.............................  39
          Consolidated Statements of Stockholders' Equity (Deficit) for
           the nine month periods ended September 30, 1999 and 1998, the years ended December 31, 1998 and 1997 and for the period from inception, June 15, 1995, to September 30, 1999..................  40
          Consolidated Statements of Cash Flows for the nine month
           periods ended September 30, 1999 and 1998, the years ended
           December 31, 1998 and 1997 and for the period from inception,
           June 15, 1995, to September 30, 1999.............................  41
          Notes to the Consolidated Financial Statements....................  43

          2.   Exhibits

          See Item 14(c) below

          (b)  Reports on Form 8-K

          On November 4, 1999, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that indicated the Company had changed its fiscal year from a calendar year ending on December 31 to a fiscal year ending on September 30, effective September 30, 1999.

          (c)  Exhibits



  Exhibit
  Number    Number description
  ------    ------------------

     3 *    (i) Amended and Restated Certificate of Incorporation of AirGate
                PCS, Inc.

            (ii) Amended and Restated Bylaws of AirGate PCS, Inc.

     4 *    Specimen of Common Stock Certificate of AirGate PCS, Inc.

     4.2*   Form of warrant issued in units offering

     4.3*   Form of Weiss, Peck & Greer warrants

     4.4*   Form of Lucent warrants

     4.5* Form of Indenture for senior subordinated discount notes (including form of pledge agreement)

     4.6*   Form of unit (included in exhibit 10.5)

     10.1* Sprint PCS Management Agreement between SprintCom, Inc. and AirGate Wireless, L.L.C.

     10.2* Sprint PCS Services Agreement between Sprint Spectrum L.P. and AirGate Wireless, L.L.C.

     10.3*  Sprint Spectrum Trademark and Service Mark License Agreement

     10.4*  Sprint Trademark and Service Mark License Agreement

     10.5* Master Site Agreement dated August 6, 1998 between AirGate and BellSouth Carolinas PCS, L.P., BellSouth Personal Communications, Inc. and BellSouth Mobility DCS

     10.6*  Compass Telecom, L.L.C. Construction Management Agreement

     10.7* Commercial Real Estate Lease dated August 7, 1999 between AirGate and Perry Company of Columbia, Inc. to lease a warehouse facility

     10.8*  Form of Indemnification Agreement

     10.9*  Employment Agreement date April 9, 1999 between AirGate and Thomas
            M. Dougherty

     10.10* Form of Executive Employment Agreement

     10.11* Form of 1999 Stock Option Plan

     10.12* Credit Agreement with Lucent (including form of pledge agreement and form of intercreditor agreement)

     10.13* Consent and Agreement

     10.14* Assignment of Sprint PCS Management Agreement, Sprint Spectrum
            Services Agreement and Trademark and Service Mark Agreements from AirGate Wireless, L.L.C. to AirGate PCS, Inc. dated November 20, 1998

     10.15* Form of Warrant for units offering (including form of warrant in units offering and form of unit)

     27     Financial Data Schedule

* Incorporated herein by reference from exhibits contained in the registration statement on Form S-1 (Registration File Nos. 333-79189-02 and 333-79189-01), declared effective by the Securities and Exchange Commission on September 27, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fulton, State of Georgia, on December 13, 1999.

                                  AirGate PCS, Inc.


                                  By: /s/ Thomas M. Dougherty
                                      --------------------------
                                      Name: Thomas M. Dougherty
                                      Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

             Name                                      Title                                 Date
             ----                                      -----                                 ----
/s/ Thomas M. Doughtery                    Chief Executive Officer and                  December 13, 1999
-----------------------------------------  Director (Principal Executive
Thomas M. Dougherty                        Officer)

/s/ Alan B. Catherall                      Chief Financial Officer                      December 13, 1999
-----------------------------------------  (Principal Financial and
Alan B. Catherall                          Accounting Officer)

/s/ W. Chris Blane                         Vice President and Director                  December 13, 1999
-----------------------------------------
W. Chris Blane

/s/ Thomas D. Body III                     Vice President and Director                  December 13, 1999
-----------------------------------------
Thomas D. Body III

/s/ Barry Schiffman                        Chairman of the Board of                     December 13, 1999
-----------------------------------------  Directors
Barry Schiffman

/s/ Gill Cogan                             Director                                     December 13, 1999
-----------------------------------------
Gill Cogan

/s/ Robert Ferchat                         Director                                     December 13, 1999
-----------------------------------------
Robert Ferchat

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
AirGate PCS, Inc.:

     We have audited the accompanying consolidated balance sheets of AirGate PCS, Inc. and subsidiary and predecessors (a development stage enterprise) as of September 30, 1999 and December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the nine month periods ended September 30, 1999 and 1998, the years ended December 31, 1998 and 1997 and for the period from inception, June 15, 1995, to September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AirGate PCS, Inc. and subsidiary and predecessors (a development stage enterprise) as of September 30, 1999 and December 31, 1998 and the results of their operations and their cash flows for the nine month periods ended September 30, 1999 and 1998, the years ended December 31, 1998 and 1997 and for the period from inception, June 15, 1995, to September 30, 1999, in conformity with generally accepted accounting principles.

                                              KPMG LLP



Atlanta, Georgia
November 19, 1999

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)


                                                                    September 30,            December 31,
                                                                        1999                     1998

                Assets
Current assets:
   Cash and cash equivalents                                      $      258,900           $        2,296
   Due from AirGate Wireless, LLC (note 5)                                   751                      378
   Prepaid expenses                                                        1,596                      100
                                                                     -----------               ----------
      Total current assets                                               261,247                    2,774


   Property and equipment, net (note 4)                                   44,206                   12,545
   Financing costs                                                        11,622                       --
   Other assets                                                              245                      131
                                                                  --------------           --------------
                                                                  $      317,320           $       15,450
                                                                  ==============           ==============

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Accounts payable                                               $        2,216   $                1,449
   Accrued expenses                                                       20,178                       --
   Accrued interest                                                        1,413                      686
   Notes payable (note 6(a))                                                  --                    6,000
   Notes payable to stockholders  (note 6(b))                                 --                    4,965
   Current maturities of long-term debt (note 6(c))                        7,700                    3,381
                                                                  --------------           --------------
      Total current liabilities                                           31,507                   16,481

Long-term debt, excluding current maturities (note 6(c))                 157,967                    4,319
                                                                  --------------           --------------
      Total liabilities                                                  189,474                   20,800
                                                                  --------------           --------------
Stockholders' equity (deficit) (note 8):
   Preferred stock, par value, $.01 per share;
       5,000,000 shares authorized; no shares
       issued and outstanding                                                 --                       --
   Common stock, par value, $.01 per share;
       25,000,000 shares authorized;
       11,957,201 and 3,382,518 shares issued
       and outstanding at September 30, 1999
       and December 31, 1998, respectively                                    120                       34

   Additional paid-in-capital                                             157,880                    6,271

   Deficit accumulated during the development stage                       (27,254)                 (11,655)

   Unearned stock option compensation                                      (2,900)                      --
                                                                   --------------           --------------
       Total stockholders' equity (deficit)                               127,846                   (5,350)
       Commitments and contingencies
                   (notes 2, 6, 10, 12 and 13)                                 --                       --
                                                                   --------------           --------------
                                                                  $       317,320          $        15,450
                                                                   ==============           ==============

         See accompanying notes to consolidated financial statements.

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (dollars in thousands, except share and per share amounts)

                                 Nine Month Periods              Years               Period from
                                       Ended                     Ended               Inception,
                                   September 30,              December 31,         June 15, 1995,
                                                                                  to September 30,
                                 1999         1998         1998         1997            1999
                              -----------  -----------  -----------  -----------  -----------------
Operating expenses:
  General and
   administrative expenses    $   (5,619)  $   (1,552)  $   (2,597)  $   (1,101)          $(12,027)
  Depreciation and
   amortization                     (622)      (1,028)      (1,204)        (998)           ( 2,861)
                              ----------   ----------   ----------   ----------           --------
     Operating loss               (6,241)      (2,580)      (3,801)      (2,099)           (14,888)
Interest expense, net             (9,358)      (1,015)      (1,392)  $     (817)          $(12,366)
                              ----------   ----------   ----------   ----------           --------
     Net loss                 $  (15,599)  $   (3,595)  $   (5,193)  $   (2,916)          $(27,254)
                              ==========   ==========   ==========   ==========           ========
Basic and diluted net loss
 per share of common stock    $    (4.57)  $    (1.06)  $    (1.54)  $    (0.86)
                              ==========   ==========   ==========   ==========
Weighted-average
 outstanding common shares     3,414,276    3,382,518    3,382,518    3,382,518
                              ----------   ----------   ----------   ----------


Weighted-average
 potentially dilutive
 equivalents:
     Common stock options         42,157           --           --           --

     Stock purchase warrants      29,187           --           --           --

     Convertible promissory
        notes                    433,249           --           --           --
                              ----------   ----------   ----------   ----------

Weighted-average
 outstanding common shares
 including potentially
 dilutive equivalents          3,918,869    3,382,518    3,382,518    3,382,518
                              ==========   ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  (dollars in thousands, except share amounts)

 Nine month periods ended September 30, 1999 and 1998, the years ended December 31, 1998 and 1997 and for the period from inception, June 15, 1995, to September
                                    30, 1999

                                                                                    Deficit
                                                                                   accumulated
                                                                  Additional       during the       Unearned stock      Total
                                                Common Stock       paid-in         development        option         stockholders'
                                            Shares    Amount       Capital           stage         compensation    equity (deficit)
                                         ----------  ---------   ------------   ---------------  ---------------  -----------------
Balance at June 15, 1995 (inception)            --   $     --    $       --     $        --      $          --     $          --
Loan conversions                                --         --           420              --                 --               420
Net loss                                        --         --            --          (1,693)                --            (1,693)
                                         ----------  ---------   ------------   ---------------  ---------------   ----------------
Balance at December 31, 1995                    --         --           420          (1,693)                --            (1,273)
Loan conversions                                --         --           101              --                 --               101
Net loss                                        --         --            --          (1,853)                --            (1,853)
                                        -----------  ---------   ------------   ---------------  ---------------   ---------------
Balance at December 31, 1996                    --         --           521          (3,546)                --            (3,025)
Loan conversions                                --         --         4,684              --                 --             4,684
Cash distributions                              --         --          (493)             --                 --              (493)
Net loss                                        --         --            --          (2,916)                --            (2,916)
                                         ----------  --------    ------------   ---------------  ---------------  -----------------
Balance at December 31, 1997                    --         --         4,712          (6,462)                --            (1,750)
Formation of AirGate PCS, Inc. (note
 1(a))                                   3,382,518         34           (34)             --                 --                --
Distribution of AirGate Wireless, LLC           --         --         1,593              --                 --             1,593
     (note 8(e))
Net loss                                        --         --            --          (3,595)                --            (3,595)
                                         ----------  --------    ------------   --------------   ---------------  -----------------
Balance at September 30, 1998            3,382,518         34         6,271         (10,057)                --            (3,752)
Net loss                                        --         --            --          (1,598)                --            (1,598)
                                         ----------  --------    ------------   --------------   ---------------  -----------------
Balance at December 31, 1998             3,382,518         34         6,271         (11,655)                --            (5,350)
Issuance of stock purchase warrants in          --         --         2,369              --                 --             2,369
  connection with issuance of
  convertible notes payable to
  stockholders and Lucent Financing
  (notes 8(b)(i) and 8(b)(ii))
Beneficial conversion feature of                --        --          6,979              --                  --             6,979
  convertible notes payable to
  stockholders (note 8(a)(ii))
Unearned compensation related to grant          --        --          3,225              --              (3,225)               --
  of compensatory stock options (note
  8(c))
Stock option compensation (note 8(c))           --                       --              --                 325               325
Issuance of common stock, net of         7,705,000        77        120,391              --                  --           120,468
  offering costs (note 8(a)(iii))
Issuance of warrants in connection              --        --         10,948              --                  --            10,948
  with units offering (note 8(b)(iii))
Conversion of notes payable to             869,683         9          7,697              --                  --             7,706
  stockholders to common stock
  (note 8(a)(ii))
Net loss                                        --        --             --          (15,599)                --           (15,599)
                                         ---------   --------    ------------   --------------   ---------------  -----------------
Balance at September 30, 1999           11,957,201   $   120     $  157,880     $    (27,254)    $       (2,900)  $       127,846
                                        ==========   ========    ============   ==============   ===============  =================

          See accompanying notes to consolidated financial statements.

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                                           Period from
                                                  Nine Month Periods                    Years               Inception,
                                                        ended                           Ended                June 15,
                                                                                                              1995,
                                                    September 30,                   December 31,               to
                                                                                                            September
                                                                                                               30,
                                                    1999            1998            1998          1997        1999
                                            ------------     -----------     -----------     ---------   --------------

Cash flows from operating activities:
   Net loss                             $    (15,599)     $    (3,595)  $      (5,193)     $    (2,916)  $    (27,254)
   Adjustments to reconcile net loss to
    net cash (used in) provided by
    operating activities:
       Depreciation and amortization             622            1,028           1,204              998          2,861
       Loss on sale of fixed assets               19               --              --               --             19
       Interest expense associated with
         accretion of discount and
         beneficial conversion feature         8,707               --              --               --          8,707
       Stock option compensation                 325               --              --               --            325
       (Increase) decrease in:
         Due from AirGate Wireless, LLC         (373)              --            (378)              --           (751)
         Prepaid expenses                     (1,496)            (212)            (95)              (5)        (1,596)
         Other assets                           (114)              --            (131)           2,087          2,102
        Increase (decrease) in:
         Accounts payable                        767            1,002           1,411               18          2,203
         Accrued expenses                      3,942               --              --               --          3,942
         Accrued interest                        727              788           1,007              588          3,171
                                            --------         --------       ---------         --------      ---------
            Net cash (used in) provided
                 by operating activities      (2,473)            (989)         (2,175)             770          (6,271)
                                            --------         --------       ---------         --------      ----------
Cash flows from investing activities:
   Capital expenditures                      (15,706)          (2,432)         (5,176)              --         (20,943)
   Purchase of FCC licenses                       --               --              --           (2,936)         (2,936)
                                            --------         --------       ---------         --------      ----------
            Net cash used in investing
                  activities                 (15,706)          (2,432)         (5,176)          (2,936)        (23,879)
                                            --------         --------       ---------         --------      ----------

Cash flows from financing activities:
   Proceeds from issuance of notes
    payable and related warrants to Lucent    18,500               --           5,000            2,800          26,300
   Payment on notes payable to Lucent        (10,000)              --              --              --          (10,000)
   Proceeds from issuance of warrants
    and senior subordinated discount
    notes in units offering                  156,057               --              --              --          156,057
   Financing cost on Lucent Financing
    and units offering                       (11,622)              --              --              --          (11,622)
   Proceeds from issuance of common
    stock                                    130,985               --              --              --          130,985
   Offering costs                            (10,517)              --              --              --          (10,517)
   Payment of note payable to bank            (1,000)              --              --              --           (1,000)
   Proceeds from issuance of convertible
    notes payable to stockholders and
    related warrants                           2,530            5,200           5,200              --           30,190
   Payments on notes payable to
    stockholders                                (150)              --            (700)             --          (20,850)
   Cash distributions                             --               --              --            (493)            (493)
                                            --------         --------       ---------         -------       ----------
            Net cash provided by
            financing Activities             274,783            5,200           9,500           2,307          289,050
                                            --------         --------       ---------         -------       ----------
            Net increase in cash and
               cash equivalents              256,604            1,779           2,149             141          258,900
Cash and cash equivalents at beginning
  of period                                    2,296              147             147               6               --
                                            --------         --------       ---------         -------       ----------
Cash and cash equivalents at end of
  period                                    $258,900       $    1,926     $     2,296       $     147     $    258,900
                                            ========        =========      ==========        ========      ===========
Supplemental disclosure of cash flow
 information - cash paid for interest       $    503       $      930     $     1,279      $      930     $      2,209



                                  (continued)

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)




                                                                                                                  Period from
                                                       Nine Month Periods                  Years                   Inception,
                                                            Ended                          ended                 June 15, 1995,
                                                         September 30,                  December 31,            to September 30,
                                                   1999              1998         1998             1997               1999
                                               -----------         ----------    ---------      -----------    -------------------
Supplemental disclosure of non-cash
 investing and financing activities:
   Assets acquired through debt
      financing:
           FCC licenses                           $  --              $     --      $    --        $11,745            $11,745
           Site acquisition and engineering
           costs                                     --                 7,700        7,700             --              7,700
   Convertible notes payable to stockholders
      and accrued interest converted
      to equity                                   7,706                   --           --           4,864             12,911
   Grant of compensatory stock options            3,225                   --           --              --              3,225
   Beneficial conversion feature of
      convertible notes payable to
      stockholders                                6,979                   --           --              --              6,979
   Network assets acquired and not yet
      paid for                                   16,236                   --           --              --             16,236
   Distribution of FCC licenses:
           Accrued interest                          --                 (894)        (894)             --               (894)
           Long-term debt                            --              (11,745)     (11,745)             --            (11,745)
           FCC licenses                              --               12,846       12,846              --             12,846
           Line of credit                            --               (1,800)      (1,800)             --             (1,800)

          See accompanying notes to consolidated financial statements.

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1999 and December 31, 1998


(1)  Business, Basis of Presentation and Summary of Significant Accounting
     Policies

     (a)    Business and Basis of Presentation

AirGate PCS, Inc. and subsidiary and predecessors (collectively, the "Company") were formed for the purpose of becoming a leading provider of wireless Personal Communication Services ("PCS"). AirGate PCS, Inc. was formed in August 1998 to become a provider of PCS services exclusively licensed to use the Sprint PCS brand name in 21 markets located in the southeastern United States. The consolidated financial statements included herein include the accounts of AirGate PCS, Inc. and its wholly-owned subsidiary, AGW Leasing Company, Inc., and their predecessor entities (AirGate, LLC, AirGate Wireless, LLC, and AirLink II, LLC) for all periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

From inception (June 15, 1995) through August 1998, the predecessor entities' operating activities focused on developing a PCS business in the southeastern United States. These activities included the purchase of four Federal Communications Commission ("FCC") PCS licenses. In July 1998, the Company decided to pursue a different PCS business opportunity and signed a series of agreements with Sprint and Sprint PCS (the "Sprint Agreements") to build, construct and manage a PCS network that will support the offering of Sprint PCS services. As a result of this change in business strategy, AirGate Wireless, LLC, which consists solely of the FCC licenses and related liabilities, was not transferred to its successor entity, AirGate PCS, Inc. by AirGate, LLC because its asset and liabilities will not be included in the continuing operations of AirGate PCS, Inc.

The PCS market is characterized by significant risks as a result of rapid changes in technology, increasing competition and the cost associated with the build-out of a PCS network. The Company's continuing operations are dependent upon Sprint's ability to perform its obligations under the Sprint Agreements and the ability of the Company to raise sufficient capital to fund operating losses, to meet debt service requirements, and to complete the build-out of the PCS network. Additionally, the Company's ability to attract and maintain a sufficient customer base is critical to achieving breakeven cash flow. Changes in technology, increased competition, or the inability to obtain required financing or achieve breakeven cash flow, among other factors, could have an adverse effect on the Company's financial position and results of operations.

     (b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, money market accounts, and investments in commercial paper rated A-1/P-1 or better with original maturities of three months or less.

     (c)  Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Asset lives used by the Company are as follows:


                                                                                   USEFUL LIFE
                                                                                ------------------
                Network assets................................................       10 years
                Computer equipment............................................       3 years
                Furniture, fixtures, and office equipment.....................       5 years

Construction in progress includes expenditures for the purchase of capital equipment, design services, construction services, and testing of the Company's network. The Company capitalizes interest on its construction in progress activities. Interest capitalized for the nine month period ending September 30, 1999 totaled $1.1 million. Capitalized interest on construction activities in prior periods was not material. When the network assets are placed

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    September 30, 1999 and December 31, 1998

in service, the Company transfers the assets from construction in progress to network assets and depreciates those assets over their estimated useful life.

     (d)  Financing Costs

Costs incurred in connection with the Lucent Financing and the Company's issuance of senior subordinated discount notes were deferred and will be amortized into interest expense over the term of the respective financing using the effective interest method.

     (e)  Income Taxes

Prior to the formation of AirGate PCS, Inc. in August 1998, the predecessors of AirGate PCS, Inc. were operated as limited liability companies. As a result, income taxes were passed through to and were the responsibility of the stockholders of the predecessors.

The Company has not provided any pro forma income tax information for periods prior to August 1998 because such information would not be significant to the accompanying consolidated financial statements.

The Company uses the asset and liability method of accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

     (f)  Net Loss Per Share

The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98. Basic and diluted net loss per share of common stock is computed by dividing net loss for each period by the weighted-average outstanding common shares. No conversion of common stock equivalents has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for basic and diluted net loss per share calculations for all periods presented.

     (g)  Revenue Recognition

The Company will recognize revenue as services are rendered. An affiliation fee of 8% will be withheld by Sprint on collected service revenues and recorded as an operating expense. Revenues generated from the sale of handsets and accessories and from roaming services provided to customers traveling onto our PCS network are not subject to the 8% affiliation fee.

     (h) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    September 30, 1999 and December 31, 1998



     (i)  Advertising Costs

The company expenses advertising costs when the advertisement occurs. Total advertising expense was approximately $90,000 for the nine month period ended September 30, 1999, with no advertising expense in prior periods.

     (j) Derivative Instruments and Hedging Activities

On July 8, 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Deferral of the Effective Date of SFAS 133." SFAS No. 137 defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of adoption of SFAS No. 133. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

     (k)  Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated balance sheets and expenses during the reporting periods to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (l)  Start-Up Activities

In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities." This statement became effective January 1, 1999 and requires that costs of start-up activities and organization costs be expensed as incurred. The Company has expensed all costs of start-up activities and organization costs.

     (m)  Change of Fiscal Year

On October 21, 1999, the Company changed its fiscal year from a calendar year ending on December 31 to a fiscal year ending on September 30 effective September 30, 1999.

     (n)  Comprehensive Income

No statements of comprehensive income have been included in the accompanying consolidated financial statements since the Company does not have any "Other Comprehensive Income" to report.

(2)  Sprint Agreements

In July 1998, the Company signed four major agreements with Sprint and Sprint PCS. They are the management agreement, the services agreement, the trademark and service license agreement with Sprint and the trademark and service license agreement with Sprint PCS. These agreements allow the Company to exclusively offer Sprint PCS services in the Company's territory.

The management agreement has an initial term of 20 years with three 10-year renewals, the first renewal being automatic. The key clauses within the management agreement refer to exclusivity, network build-out, products and services offered for sale, service pricing, roaming, advertising and promotion, program requirements including technical and customer care standards, non-competition, inability to use non-Sprint PCS brands and rights of first refusal and are summarized as follows:

     (a) Exclusivity. The Company is designated as the only person or entity that can manage or operate a PCS network for Sprint PCS in the Company's territory. Sprint PCS is prohibited from owning,

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    September 30, 1999 and December 31, 1998



          operating, building or managing another wireless mobility communications network in the Company's territory while the management agreement is in place.

     (b) Network build-out. In the management agreement, the Company has agreed to cover a specified percentage of the population at coverage levels ranging from 39% to 86% within each of the 21 markets that comprise the Company's territory by specified dates beginning on March 31, 2000 and ending on December 31, 2000. The aggregate coverage of all markets will result in network coverage of approximately 65% of the 6.8 million in population within the Company's territory by December 31, 2000.

     (c) Products and services offered for sale. The management agreement identifies the products and services that can be offered for sale in the Company's territory. The Company cannot offer wireless local loop services specifically designed for the competitive local market in areas where Sprint owns the local exchange carrier unless the Sprint owned local exchange carrier is named as the exclusive distributor or Sprint PCS approves the terms and conditions.

     (d) Service pricing. The Company must offer Sprint PCS subscriber pricing plans designated for national offerings. The Company is permitted to establish local price plans for Sprint PCS products and services only offered in the Company's market. Sprint PCS will retain 8% of the Company's collected service revenues but will remit 100% of revenues derived from roaming and sales of handsets and accessories and proceeds from sales not in the ordinary course of business.

     (e) Roaming. The Company will earn roaming revenues when a Sprint PCS customer from outside of the Company's territory roams onto the Company's network. There are established rates for Sprint PCS' or affiliates' subscribers roaming and similarly, the Company will pay Sprint PCS when the Company's own subscribers use the Sprint PCS nationwide network outside the Company's territory.

     (f) Advertising and Promotion. Sprint PCS is responsible for all national advertising and promotion of Sprint PCS products and services. The Company is responsible for advertising and promotion in the Company's territory.

     (g) Program requirements including technical and customer care standards. The Company will comply with Sprint PCS' program requirements for technical standards, customer service standards, national and regional distribution and national accounts programs.

     (h) Non-competition. The Company may not offer Sprint PCS products and services outside the Company's territory.

     (i) Inability to use non-Sprint PCS brands. The Company may not market, promote advertise, distribute, lease or sell any of the Sprint PCS products on a non-branded, "private label" basis or under any brand, trademark or trade name other than the Sprint PCS brand, except for sales to resellers.

     (j) Rights of first refusal. Sprint PCS has certain rights of first refusal to buy the Company's assets upon a proposed sale.

The management agreement can be terminated as a result of a number of events including an uncured breach of the management agreement or bankruptcy of either party to the agreement. In the event that the management agreement is not renewed or terminated, certain formulas apply to the valuation and disposition of the Company's assets.

The services agreement outlines various support services such as activation, billing and customer care that will be provided to the Company by Sprint PCS. These services are available to the Company at established rates. Sprint

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    September 30, 1999 and December 31, 1998



PCS can change any or all of the service rates one time in each twelve month period. The Company may discontinue the use of any service upon three months written notice. Sprint PCS has agreed that the services presently offered will be available until at least December 31, 2001. After that date, Sprint PCS may discontinue a service provided that it gives nine months written notice. The services agreement automatically terminates upon termination of the management agreement.

The trademark and service mark license agreements with Sprint and Sprint PCS provide the Company with non-transferable, royalty free licenses to use the Sprint and Sprint PCS brand names, the "diamond" symbol and several other trademarks and service marks. The Company's use of the licensed marks is subject to adherence to quality standards determined by Sprint and Sprint PCS. Sprint and Sprint PCS can terminate the trademark and service mark license agreements if the Company files for bankruptcy, materially breaches the agreement or if the management agreement is terminated.

(3)  Development Stage Enterprise

AirGate, LLC, the first predecessor entity of AirGate PCS, Inc., was established on June 15, 1995 (inception). The Company has devoted most of its efforts to date on activities such as preparing business plans, raising capital, and planning the build-out of its PCS network. From inception through September 30, 1999, the Company has not generated any revenues and has incurred expenses of $27.3 million, resulting in an accumulated deficit during the development stage of $27.3 million as of September 30, 1999.


(4)  Property and Equipment

Property and equipment consists of the following at September 30, 1999 and December 31, 1998 (dollars in thousands):

                                                                          1999                   1998
                                                                      -------------          -------------

Network assets..............................................               $ 7,700                $ 7,700
Computer equipment..........................................                    89                     74
Furniture, fixtures, and office equipment...................                    87                     25
                                                                      -------------          -------------
       Total network assets and equipment...................                 7,876                  7,799
Less accumulated depreciation and amortization..............                  (971)                  (392)
                                                                      -------------          -------------
       Total network assets and equipment, net..............                 6,905                  7,407
Construction in progress (network build-out)................                37,301                  5,138
                                                                      -------------          -------------
       Property and equipment, net..........................               $44,206                $12,545
                                                                      =============          =============


(5)  Due from AirGate Wireless, LLC

AirGate Wireless, LLC, a predecessor entity, which consists solely of the FCC licenses and related liabilities, was not transferred to AirGate PCS, Inc., its successor entity, because its assets and liabilities will not be included in the continuing operations of the Company. The Company made interest payments totaling $373,000 during the nine month period ended September 30, 1999 and $378,000 during 1998 related to these liabilities on behalf of AirGate Wireless, LLC. The Company has established an amount due from AirGate Wireless, LLC which is expected to be paid with proceeds from the sale of the FCC licenses by AirGate Wireless, LLC within twelve months.

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    September 30, 1999 and December 31, 1998


(6)  Notes Payable and Long-Term Debt

     (a) Notes payable consist of the following at September 30, 1999 and December 31, 1998 (dollars in thousands):

                                                                          1999                  1998
                                                                       ----------           ------------
Note payable to bank; interest at prime plus .5% due monthly
 (8.25% at December 31, 1998); matures on November 9, 1999;
 guaranteed by affiliates......................................         $   --                  $1,000
Secured promissory note, dated November 25, 1998, interest at
 9.25%; interest and principal due at the earlier of: (1) the
 first drawdown on the Lucent Financing or (2) June 30, 1999...             --                   5,000
                                                                       ----------            ------------
                                                                        $   --                  $6,000
                                                                       ==========            ============

     (b) Notes payable to stockholders consist of the following at September 30, 1999 and December 31, 1998 (dollars in thousands):

                                                                          1999                  1998
                                                                     --------------         ------------
Notes payable to stockholders dated June 11, 1996; interest at
 8%; payable based upon the occurrence of an equity financing
 or October 15, 1999...........................................         $   --                  $  150
Convertible notes payable to stockholders dated August 8,
 1998; interest at 8%; principal and interest due on September
 18, 1999 (notes 8(a)(ii) and 8(b)(i)).........................             --                   4,815
                                                                       ----------            ------------
                                                                        $   --                  $4,965
                                                                       ==========            ============

     (c) Long-term debt consists of the following at September 30, 1999 and December 31, 1998 (dollars in thousands):

                                                                          1999                  1998
                                                                      -------------         ------------
Unsecured promissory note dated July 22, 1998; interest
at 14%; due November 15, 1999;.................................         $7,700                  $7,700
Lucent Financing dated August 16, 1999; variable interest of
 LIBOR + 3.75% (9.25% at September 30, 1999); interest due
 quarterly; (net of unaccreted original issue discount of
 $642, see note 8(b)(ii))......................................         12,858                      --
Senior Subordinated Discount Notes due 2009; interest at
 13.5%; interest accretes until October 1, 2004 after which
 quarterly interest payments are required beginning April 1,
 2005 (net of unaccreted original issue discount of $10,948,
 see note  8(b)(iii))..........................................        145,109                      --
                                                                       ----------            ------------
      Total long-term debt.....................................        165,667                   7,700
Less current maturities of long-term debt......................          7,700                   3,381
                                                                       ----------            ------------
      Long-term debt, excluding current maturities.............       $157,967                  $4,319
                                                                      ===========            ============

Unsecured Promissory Note

On August 31, 1999, the Company entered into a loan modification agreement with the holder to defer the initial principal and interest payments due on the Company's $7.7 million unsecured promissory note from March 1, 1999 to October 15, 1999. On November 15, 1999, the Company entered into an additional loan modification to defer the maturity date to November 15, 1999. On November 15, 1999, the Company paid all outstanding principal and interest due under the unsecured promissory note.

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    September 30, 1999 and December 31, 1998


Lucent Financing

On August 16, 1999, the Company entered into a $153.5 million Credit Agreement with Lucent. The Credit Facility provides for (i) a $13.5 million senior secured term loan (the "Tranche I Term Loan") which matures on June 6, 2007, and (ii) a $140.0 million senior secured term loan (the "Tranche II Term Loan") which matures on September 30, 2008. Mandatory quarterly payments of principal are required beginning December 31, 2002 for the Tranche I Term Loan and March 31, 2004 for the Tranche II Term Loan initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. In connection with this financing, the Company issued to Lucent warrants to purchase common stock that were exercisable upon issuance (see note 8(b)(ii)). Additionally, the Company incurred origination fees and expenses of $5.0 million which have been recorded as financing cost and will be amortized to interest expense using the effective interest method.

The Lucent Financing contains numerous financial and operating covenants including the maintenance of certain financial ratios. As of September 30, 1999, management believes that the Company is in compliance with all covenants governing the Lucent Financing.

Senior Subordinated Discount Notes

On September 30, 1999, the Company received proceeds of $156.1 million from the issuance of 300,000 units, each unit consisting of $1,000 principal amount at maturity of 13.5% senior subordinated discount notes due 2009 and one warrant to purchase 2.148 shares of common stock at a price of $0.01 per share (see note 8(b)(iii)) pursuant to a registration statement filed on Form S-1 declared effective by the Securities and Exchange Commission on September 27, 1999. The aggregate principal amount outstanding as of September 30, 1999 of the senior subordinated discount notes was $145.1 million (net of original issue discount of $10.9 million (note 8(b)(iv)) which will accrete to the full aggregate principal amount of $300.0 million by October 1, 2004. The Company incurred expenses, underwriting discounts and commissions of $6.6 million related to the units offering which have been recorded as financing costs and will be amortized to interest expense using the effective interest method.

The senior subordinated discount notes contain certain covenants relating to limitations on the Company's ability to, among other acts, sell assets, incur additional indebtedness, and make certain payments. As of September 30, 1999, management believes that the Company is in compliance with all covenants governing the senior subordinated discount notes.

Aggregate minimum annual principal payments due on all issues of long-term debt for the next five years at September 30, 1999 and thereafter are as follows (dollars in thousands):

                          Years ending September 30,
                          ---------------------------


                          2000............................................................................          $   7,700
                          2001............................................................................                 --
                          2002............................................................................                 --
                          2003............................................................................              2,025
                          2004............................................................................              2,025
                          Thereafter......................................................................            309,450
                                                                                                                    ---------
                                Total.....................................................................            321,200
                          Less:  Unaccreted interest portion of long-term debt............................           (143,943)
                                 Unaccreted original issue discounts......................................            (11,590)
                                                                                                                    ---------
                                         Total long-term debt.............................................          $ 165,667
                                                                                                                    =========

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    September 30, 1999 and December 31, 1998


(7)  Fair Value of Financial Instruments

Fair value estimates, assumptions, and methods used to estimate the fair value of the Company's financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts (dollars in thousands).

                                                                   September 30,                            December 31,
                                                                        1999                                    1998
                                                               --------------------                      ----------------
                                                    Carrying           Estimated           Carrying          Estimated
                                                     amount            fair value           amount           fair value
                                                 --------------      --------------      ------------      --------------

Cash and cash equivalents......................        $258,900            $258,900            $2,296              $2,296
Accounts payable...............................           2,216               2,216             1,449               1,449
Accrued expenses...............................          20,178              20,178                --                  --
Notes payable..................................              --                  --             6,000               6,000
Notes payable to stockholders..................              --                  --             4,965               4,965
Long-term debt.................................         165,667             165,667             7,700               7,700

     (a)  Cash and cash equivalents, accounts payable, and accrued expenses

The carrying amounts of these items are a reasonable estimate of their fair value due to the short-term nature of the instruments.

     (b)  Notes payable and long-term debt

Long-term debt is comprised of the senior subordinated discount notes and the Lucent Financing. The fair value of the senior subordinated discount notes is stated at quoted market value. As there is no active market for the remaining items of long-term debt and notes payable, management believes that the carrying amount of the Lucent Financing and notes payable is a reasonable estimate of their fair value.

(8)  Stockholders' Equity (Deficit)

     (a)  Common stock

          (i)  Stock splits

Shares of common stock outstanding reflect a 39,134-for-one stock split effective July 9, 1999 and subsequent reverse stock splits of 0.996-for-one, which was effective July 28, 1999, 0.900-for-one which was effective September 15, 1999, and 0.965-for-one which was effective September 27, 1999. All share and stockholders' equity (deficit) amounts have been restated for all periods presented for these stock splits.

          (ii) Conversion of Notes Payable to Stockholders to Common Stock

On September 30, 1999, $4.8 million plus an additional $2.5 million of convertible notes payable to stockholders and accrued interest were converted into 869,683 shares of common stock at the applicable conversion price of $8.84 per share, a 48% discount from the initial public offering price. The amount related to the fair value of the beneficial conversion feature of $7.0 million as of the date of issuance (May 1999) has been recorded as additional

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    September 30, 1999 and December 31, 1998


paid-in-capital and recognized as interest expense from the date of issuance to the expected date of conversion (August 1999).

          (iii)  Initial Public Offering

On September 30, 1999, the Company sold 7,705,000 shares of its common stock at a price of $17.00 per share in its initial public offering pursuant to a registration statement filed on Form S-1 declared effective by the Securities and Exchange Commission on September 27, 1999. Proceeds from the initial public offering were $131.0 million. The Company incurred expenses, underwriting discounts and commissions related to the initial public offering of $10.5 million, which have been reflected as a reduction of the offering proceeds.

     (b)  Common Stock Purchase Warrants

          (i)  Warrants Issued to Stockholders

In August 1998, the Company issued stock purchase warrants to stockholders in consideration for: (1) loans made by the stockholders to the Company which have been converted to additional paid-in capital, (2) guarantees of certain bank loans provided by the stockholders, and (3) in connection with $4.8 million in financing provided by the stockholders.

In connection with a refinancing of the convertible notes payable to stockholders in May 1999, the Company cancelled the August 1998 warrants and issued new warrants to Weiss, Peck and Greer Venture Partners Affiliated Funds to purchase shares of common stock for an aggregate amount up to $2.7 million at an exercise price 25% less than the price of a share of common stock sold in the initial public offering, or $12.75 per share. The warrants for 214,413 shares were exercisable upon issuance and may be exercised for two years from the date of issuance. The Company allocated $1.7 million of the proceeds from this refinancing to the fair value of the warrants and recorded a discount on the related debt, which was recognized as interest expense from the date of issuance (May 1999) to the expected date of conversion (August 1999).

          (ii)  Lucent Financing

On August 16, 1999, the Company issued stock purchase warrants to Lucent in consideration of the Lucent Financing. The base price of the warrants equals 120% of the price of one share of common stock at the closing of the initial public offering, or $20.40 per share, and the warrants are exercisable for an aggregate of 128,860 shares of the Company's common stock. The warrants expire on the earlier of August 15, 2004 or August 15, 2001, if, as of such date, the Company has paid in full all outstanding amounts under the Lucent Financing and has terminated the remaining unused portion of the commitments under the Lucent Financing. The Company has allocated $658,000 of the proceeds from the Lucent Financing to the fair value of the warrants and has recorded a discount on the associated credit facility, which will be recognized as interest expense over the period from the date of issuance to the maturity date using the effective interest method. Through September 30, 1999 the Company has recognized $16,500 of interest expense related to the accretion of this original issue discount.

          (iii)  Senior Subordinated Discount Notes

On September 30, 1999, as part of the Company's senior subordinated discount note offering, the Company issued warrants to purchase 2.148 shares of common stock for each unit at a price of $0.01 per share. The warrants will be exercisable upon the effective date of the registration statement registering such warrants, for an aggregate of 644,400 shares of common stock and expire October 1, 2009. The Company has allocated $10.9 million of the proceeds from the units offering to the fair value of the warrants and recorded a discount on the notes, which will be recognized as interest expense over the period from issuance to the maturity date using the effective interest method.

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    September 30, 1999 and December 31, 1998




  (iv)  Outstanding Warrants


The following table summarizes the common stock purchase warrants outstanding as of September 30, 1999:

                                                    Weighted-average
                                 Common shares     exercise price per
Date issued                      represented            share          Expiration date
-----------                      -----------     ------------------    ---------------

May 18, 1999                       214,413            $12.75              May 18, 2001
August 16, 1999                    128,860             20.40              Earlier of August 15, 2004 or August 15,
                                                                          2001 based on certain events
September 30, 1999                 644,400              0.01              October 1, 2009
                                   -------            ------
     Total                         987,673            $ 5.33
                                   =======            ======

  (c)  Stock Option Plan

On July 28,1999, the Board of Directors approved an incentive stock option plan, whereby 2.0 million shares of common stock were reserved for issuance to current and future employees. A total of 1,075,000 of these options were granted as nonqualified stock options on July 28, 1999 at an exercise price of $14.00 per share. These options vest at various terms up to a 5 year period beginning at the grant date and expire ten years from the date of grant. Unearned compensation of $3.2 million was recorded for the difference between the initial public offering price of $17.00 per share and the exercise price at the date of grant of $14.00 per share and is being recognized over the period in which the related employee services are rendered. Stock option compensation expense of $325,000 was recognized during the nine month period ended September 30, 1999. There were no forfeitures, cancellations, or exercises of stock options during 1999.

Of the 1,075,000 options outstanding, with a weighted-average exercise price of $14.00 per share, 225,000 were exercisable. The fair value of the stock options granted during the nine month period ended September 30, 1999 was estimated on the date of grant to be $10.41 per share using the Black-Scholes option pricing model, using the following assumptions: expected volatility of 60%, risk-free interest rate of 6.0%, and an expected life of 10 years.

The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Had compensation costs for the Company's stock option plan been determined in accordance with SFAS No. 123, the Company's net loss and basic and diluted net loss per share of common stock for the nine month period ended September 30, 1999 would have increased to the pro forma amounts indicated below as this is the only period presented in which stock options were outstanding (dollars in thousands, except for per share amounts):

                                                September 30,
                                                    1999
                                                    ----
Net loss:
     As reported ................................ $(15,599)
     Pro forma................................... $(15,699)
Basic and diluted net loss per
 share of common stock:
     As reported....................................$(4.57)
     Pro forma......................................$(4.60)

     (d)  Preferred Stock

The Company's articles of incorporation authorize the Company's Board of Directors to issue up to 5 million shares of preferred stock without stockholder approval. The Company has no present plans to issue any preferred stock.

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    September 30, 1999 and December 31, 1998


     (e)  Distribution of AirGate Wireless, LLC

In July 1998, the Company decided to pursue a different PCS business opportunity. As a result, upon formation of AirGate PCS, Inc. on August 4, 1998, AirGate Wireless, LLC, which consists solely of the FCC licenses and related liabilities, has been removed from the consolidated financial statements because its assets and liabilities were not transferred to AirGate PCS, Inc. and will not be included in the continuing operations of the Company. These assets and liabilities included the FCC licenses, net, FCC installment plan notes payable, a revolving line of credit with a commercial bank, and related accrued interest with carrying values of $12.8 million, $11.7 million, $1.8 million and $894,000 at August 4, 1998, respectively.

(9)  Income Taxes

Prior to the formation of AirGate PCS, Inc. in August 1998, the predecessors of the Company were operated as limited liability companies. As a result, income taxes were passed through to and were the responsibility of the stockholders of the predecessors.

The Company has not provided any pro forma income tax information for periods prior to August 1998 because such information would not be significant to the accompanying consolidated financial statements.

The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future and any increase or decrease in the valuation allowance for deferred income tax assets.

Income tax expense (benefit) for the periods ended September 30, 1999 and December 31, 1998 differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following (dollars in thousands):

                                                                                  For the periods ended
                                                                       -------------------------------------------
                                                                           September 30,          December 31,
                                                                                1999                  1998
                                                                       ----------------------  -------------------
Computed "expected" tax benefit......................................                $(5,304)             $(1,765)
(Increase) decrease in income tax benefit resulting from:
Expenses related to LLC predecessors.................................                      7                  569
State income tax benefit, net of Federal effect......................                   (325)                (187)
Increase in valuation allowance......................................                  3,869                1,893
Benefit derived from contribution of tax assets......................                     --                 (415)
Nondeductible interest expense.......................................                  1,916                   --
Other, net...........................................................                   (163)                 (95)
                                                                                     -------              =======
   Total income tax expense (benefit)................................                $   --               $    --
                                                                                     =======              =======

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    September 30, 1999 and December 31, 1998


The income tax effect of temporary differences that give rise to significant portions of the Company's deferred income tax assets and liabilities as of September 30, 1999 and December 31 1998 are presented below (dollars in thousands):

                                                                                          As of
                                                                       -------------------------------------------
                                                                           September 30,          December 31,
                                                                                1999                  1998
                                                                       ----------------------  -------------------
Deferred income tax assets:
Net operating loss carryforwards.....................................                $ 1,784              $   302
Capitalized start-up costs...........................................                  3,669                1,382
Accrued expenses.....................................................                     10                   28
Property and equipment, principally due to differences                                   299                  181
     in depreciation and amortization................................                -------              -------

Gross deferred income tax assets.....................................                  5,762                1,893
Less valuation allowance.............................................                 (5,762)              (1,893)
                                                                                     -------              -------
Net deferred income tax assets.......................................                $    --              $    --
                                                                                     =======              =======


Deferred income tax assets and liabilities are recognized for differences between the financial statement carrying amounts and the tax basis of assets and liabilities which result in future deductible or taxable amounts and for net operating loss and tax credit carryforwards. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management has provided a valuation allowance against all of its deferred income tax assets because the realization of those deferred tax assets is uncertain.

The valuation allowance for deferred income tax assets as of September 30, 1999 and December 31, 1998 was $5.8 million and $1.9 million, respectively. The net change in the total valuation allowance for the periods ended September 30, 1999 and December 31, 1998 was an increase of $3.9 million and $1.9 million, respectively.

At September 30, 1999, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $4.5 million, which will expire in various amounts beginning in the year 2018. Approximately $4.5 million of the net operating loss carryforwards that the Company may use to offset taxable income in future years is limited as a result of an ownership change, as defined under Internal Revenue Code Section 382, which occurred effective with the Company's initial public offering of stock on September 30, 1999. The amount of this annual limitation is approximately $3.1 million per year.

(10)  Year 2000 (unaudited)

The year 2000 issue arises as the result of computer programs having been written, and systems having been designed, using two digits rather than four to define the applicable year. Consequently, such software has the potential to recognize a date using the "00" as the year 1900, rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company believes that its own computer systems and software are year 2000 compliant. To the extent that the Company implements its own computer systems and software in the future, the Company will assess year 2000 compliance prior to their implementation. The Company has not incurred any costs relating to year 2000

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    September 30, 1999 and December 31, 1998


compliance. In the process of designing and constructing its PCS network, the Company has entered into material agreements with several third-party vendors. The Company relies on these vendors for all important operating, computer and non-information technology systems. Therefore, the Company is highly dependent on Sprint PCS and other vendors for remediation of their network elements, computer systems, software applications and other business systems. The Company will purchase critical back office services from Sprint PCS such as billing, customer care, home location registration, intelligent network capabilities and directory and operator assistance. The Company's network infrastructure equipment will be contractually provided by a third-party vendor with whom the Company has a material relationship. If either Sprint PCS or any of these other third-party vendors fail to become year 2000 compliant, the Company's ability to commence operations may be materially delayed. The Company has contacted its third-party vendors and believes that they will be year 2000 compliant. However, the Company has no contractual or other right to compel compliance by them.

The Company does not expect to commence operations until the first quarter of 2000. Because of its reliance on third-party vendors, the Company believes that the impact of issues relating to year 2000 compliance, if any, would result in a delay in launching commercial PCS operations and not a disruption in service. Therefore, the Company has not developed a contingency plan and does not expect to do so.

(11) Condensed Consolidating Financial Statements

AGW Leasing Company, Inc. ("AGW") is a wholly-owned subsidiary of AirGate PCS, Inc. AGW has fully and unconditionally guaranteed the Company's senior
subordinated discount notes.   AGW is the Company's only subsidiary and was
formed to hold the real estate interests for the Company's PCS network. AGW also was a registrant under the Company's registration statement declared effective by the Securities and Exchange Commission on September 27, 1999. The Company has not presented separate financial statements and other disclosures for AGW because management has determined that such information is not material to investors.

The unaudited condensed consolidating financial statements as of September 30, 1999 and for the nine-months then ended are as follows (dollars in thousands):

                                                  AirGate PCS, Inc.      AGW Leasing
                                                  and Predecessors      Company, Inc.     Eliminations     Consolidation
                                                 -------------------    --------------    ------------     -------------
Cash and cash equivalents......................     $     258,900        $      -           $     -          $   258,900
Property and equipment, net....................            44,206               -                 -               44,206
Other assets...................................            15,593               -               (1,379)           14,214
                                                    -------------         -----------       ----------       -----------
  Total assets.................................     $     318,699        $      -           $   (1,379)      $   317,320
                                                    =============        ============       ==========       ===========
Accounts payable and accrued expenses..........     $      22,394        $      -           $     -          $    22,394
Accrued interest and current maturities
  of long-term debt............................             9,113              1,379            (1,379)            9,113
Long-term debt.................................           157,967               -                 -              157,967
                                                    -------------        ------------       ----------        ----------
     Total liabilities.........................           189,474              1,379            (1,379)          189,474
                                                    -------------        ------------       ----------        ----------
Common stock...................................               120               -                 -                  120
Additional paid-in-capital.....................           157,880               -                 -              157,880
Deficit accumulated during the
  development stage............................           (25,875)            (1,379)             -              (27,254)
Unearned stock option compensation.............            (2,900)              -                 -               (2,900)
                                                     ------------        ------------       ----------        ----------
  Total liabilities and stockholders' equity...      $    318,699        $      -           $   (1,379)      $   317,320
                                                     ============        ============       ==========        ==========

Total expenses.................................           (14,220)            (1,379)             -              (15,599)
Net loss.......................................      $    (14,220)       $    (1,379)       $     -          $   (15,599)
                                                     ============        ============       ==========        ==========

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    September 30, 1999 and December 31, 1998


(12)        Commitments

            (a)      Leases

The Company is obligated under noncancelable operating lease agreements for office space and cell sites. Future minimum annual lease payments under these noncancelable operating lease agreements for the next five years and in the aggregate at September 30, 1999, are as follows (dollars in thousands):

        Years ending September 30,
        --------------------------

       2000......................................................................            $ 6,003
       2001......................................................................              6,571
       2002......................................................................              6,646
       2003......................................................................              6,529
       2004......................................................................              5,580
       Thereafter................................................................              2,786
                                                                                             -------
          Total future minimum annual lease payments.............................            $34,115
                                                                                             =======

Rental expense for all operating leases was $1.4 million and $115,000 for the nine months ended September 30, 1999 and 1998, and $294,000 and $44,000 for the years ended December 31, 1998 and 1997, respectively.

     (b)  Employment Agreements

The Company has entered into employment agreements with certain employees which provide that the employee will not compete in the business of wireless telecommunications in the Company's territory for a specified period after their respective termination dates. The employment agreements also define employment terms including salary, bonus and benefits to be provided to the respective employees.

(13)  Subsequent Events

(a) On October 21, 1999, the Company changed its fiscal year from a calendar year ending December 31 to a fiscal year ending on September 30 effective September 30, 1999. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on November 4, 1999 to effect the change in the Company's fiscal year.

(b) On October 21, 1999, the Company's Board of Directors authorized the issuance of 12,533 additional shares of common stock to the affiliates of Weiss, Peck & Greer Venture Partners and the affiliates of JAFCO America Ventures, Inc. pursuant to a previously authorized promissory note issued by the Company. The shares were authorized for issuance in consideration for interest that accrued from the period June 30, 1999 to September 28, 1999 on promissory notes issued to the affiliates of Weiss, Peck & Greer Venture Partners and the affiliates of JAFCO America Ventures Inc. The promissory notes were converted into shares of common stock at a price 48% less than the price of a share of common stock sold in the Company's initial public offering. The amount related to the fair value of the beneficial conversion feature of $111,000 will be recorded as additional paid-in-capital and recognized as interest expense.

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                        (a Development Stage Enterprise)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    September 30, 1999 and December 31, 1998


(c) On October 21, 1999, the Company's Board of Directors granted options to purchase 95,000 shares of common stock to a director and certain employees pursuant to the 1999 Stock Option Plan. Of these options, 45,000 options have an exercise price equal to the fair market value on the date of grant ($43.60 per share), 40,000 options have an exercise price of $14.00 per share (compensatory options), and 10,000 options granted to a director have an exercise price of $2.00 per share (compensatory options). These options vest at various terms over a five year period beginning at the grant date. Unearned compensation of $1.6 million will be recorded by the Company, which represents the difference between the exercise price and the fair market value of the options at the date of grant and will be recognized as compensation expense in the period in which the related services are rendered.