Form 10-Q
period 1999-12-31
AIRGATE PCS INC /DE/
filed 2000-02-08
CIK 1086844

                                                       AS FILED FEBRUARY 8, 2000

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 1999.

               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 027455


                               AirGate PCS, Inc.
                                 Harris Tower
                             233 Peachtree St. NE
                                  Suite 1700
                               ATLANTA, GA 30303

                                (404) 525-7272


            DELAWARE                                       58-2422929
------------------------------------               ---------------------------
(STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)


11,969,734 shares of Common Stock, $0.01 par value per share, were outstanding as of February 4, 1999.



Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X      No
                                                 -----       -----


--------------------------------------------------------------------------------
AirGate PCS Form 10-Q - December 31, 1999                           Page 1

                                                       AS FILED FEBRUARY 8, 2000

AIRGATE PCS, INC.

FIRST QUARTER REPORT

Table of Contents

PART I  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets (unaudited) at December 31, 1999 and September 30, 1999

         Consolidated Statements of Operations (unaudited) for the three months ended December 31, 1999 and 1998 and for the period from inception, June 15, 1995, to December 31, 1999

         Consolidated Statements of Cash Flows (unaudited) for the three months ended December 31, 1999 and 1998 and for the period from inception, June 15, 1995, to December 31, 1999

         Notes to the Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


--------------------------------------------------------------------------------
AirGate PCS Form 10-Q - December 31, 1999                           Page 2

                                                        AS FILED FEBRUARY 8,2000


                         PART I. FINANCIAL INFORMATION
                          ITEM 1-FINANCIAL STATEMENTS

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                       (a Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
          (dollars in thousands, except share and per share amounts)


                                               December 31,        September 30,
                Assets                            1999                1999
                                               ------------        -------------
Current assets:
  Cash and cash equivalents                   $  208,929         $   258,900
  Due from AirGate Wireless, LLC                     766                 751
  Other current assets                             5,117               2,819
                                               ------------        -------------
    Total current assets                         214,812             262,470

Property and equipment, net                       77,556              44,206
Financing costs                                   10,114              10,399
Other assets                                         256                 245
                                               ------------        -------------
                                              $  302,738         $   317,320
                                               ============        =============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                            $    5,729         $     2,216
  Accrued expenses                                14,711              20,178
  Accrued interest                                   119               1,413
  Current maturities of long-term debt                --               7,700
                                               ------------        -------------
    Total CURRENT LIABILITIES                     20,559              31,507
Long-term debt, excluding current maturities     163,544             157,967
                                               ------------        -------------
    Total liabilities                            184,103             189,474
                                               ------------        -------------
Stockholders equity:
  Preferred stock, par value, $.01 per share:
    5,000,000 shares authorized; no shares
    issued and outstanding                            --                  --
  Common stock, par value, $.01 per share;
    25,000,000 shares authorized; 11,969,734
    and 11,957,201 shares issued and
    outstanding at December 31, 1999 and
    September 30, 1999, respectively                 120                 120
  Additional paid-in capital                     159,693             157,880
  Accumulated deficit                            (37,082)            (27,254)
  Unearned stock option compensation              (4,096)             (2,900)
                                               ------------        -------------
    Total stockholders' equity                   118,635             127,846
    Commitments and contingencies                     --                  --
                                               ------------        -------------
                                              $  302,738         $   317,320
                                               ============        =============

See accompanying notes to consolidated financial statements



--------------------------------------------------------------------------------
Air-Gate PCS Form 10-Q-December 31,1999                                  Page 3

                                                       AS FILED FEBRUARY 8, 2000


               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                       (a Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
          (dollars in thousands, except share and per share amounts)


                                                                                            Period from
                                                                     Three Months            Inception,
                                                                        Ended             June 15, 1995 to
                                                                     December 31,           December 31,
                                                                  1999          1998            1999
                                                              ------------  ------------    ------------
Roaming revenues                                               $      130    $       --      $      130
                                                              ------------  ------------    ------------

Operating expenses:
     Cost of revenues                                              (2,136)           --          (2,136)
     Selling and marketing                                         (1,133)           --          (1,133)
     General and administrative                                    (2,270)       (1,045)        (13,972)
     Noncash stock option compensation                               (404)           --            (729)
     Depreciation and amortization                                   (518)         (176)         (3,379)
                                                              ------------  ------------    ------------
          Operating loss                                           (6,331)       (1,221)        (21,220)
Interest income                                                     3,470            --           3,470
Interest expense                                                   (6,967)         (377)        (19,333)
                                                              ------------  ------------    ------------
          Net loss                                             $   (9,828)   $   (1,598)     $  (37,082)
                                                              ============  ============    ============
Basic and diluted net loss per
     share of common stock                                     $    (0.82)   $    (0.47)
                                                              ============  ============
Weighted-average outstanding
     common shares                                             11,967,009     3,382,518
                                                              ============  ============

See accompanying notes to consolidated financial statements

               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                       (a Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                            (dollars in thousands)

                                                                                                       Period from
                                                                            Three Months                Inception,
                                                                                ended                  June 15, 1995
                                                                             December 31,             to December 31,
                                                                         1999            1998               1999
                                                                      ----------      ----------      ----------------
Cash flows from operating activities:
   Net loss                                                          $   (9,828)     $   (1,598)     $       (37,082)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization:                                       518             176                3,379
       Loss on sale of fixed assets                                         --              --                    19
       Accretion of original issue discount on long-term debt             5,577             --                14,268
       Amortization of financing costs                                      285             --                   302
       Stock option compensation                                            404             --                   729
       (Increase) decrease in:
         Due from AirGate Wireless, LLC                                     (15)           (378)                (766)
         Other current assets                                            (2,298)            117               (3,895)
         Other assets                                                       (11)           (131)               2,091
       Increase (decrease) in:
         Accounts payable                                                 3,364             409                5,568
         Accrued expenses                                                  (877)            --                 3,065
         Accrued interest                                                (1,191)            219                1,979
                                                                      ----------      ----------      ----------------
           Net cash used in operating activities                         (4,072)          1,186              (10,343)
                                                                      ----------      ----------      ----------------
Cash flows from investing activities:
   Capital expenditures                                                 (38,199)         (2,744)             (59,142)
   Purchase of FCC licenses                                                 --              --                (2,936)
                                                                      ----------      ----------      ----------------
           Net cash used in investing activities                        (38,199)         (2,744)             (62,078)
                                                                      ----------      ----------      ----------------
Cash flows from financing activities:
   Proceeds from notes payable                                              --            5,000               26,300
   Payment on notes payable                                              (7,700)            --               (17,700)
   Proceeds from high yield debt                                            --              --               156,057
   Financing cost on Lucent and high yield offering                         --              --               (11,622)
   Proceeds from equity offering                                            --              --               130,985
   Offering costs                                                           --              --               (10,517)
   Payment of note payable to bank                                          --              --                (1,000)
   Proceeds from notes payable to stockholders                              --              --                28,150
   Payments on notes payable to stockholders                                --             (700)             (20,850)
   Cash distributions                                                       --              --                 1,547
                                                                      ----------      ----------      ----------------
           Net cash (used in) provided by financing activities           (7,700)          4,300              281,350
                                                                      ----------      ----------      ----------------
           Net (decrease) increase in cash and cash equivalents         (49,971)            370              208,929
Cash and cash equivalents at beginning of period                        258,900           1,926                  --
                                                                      ----------      ----------      ----------------
Cash and cash equivalents at end of period                           $  208,929      $    2,296      $       208,929
                                                                      ==========      ==========      ================
Supplemental disclosures of cash flow information-
   cash paid for interest                                            $    1,696      $      349      $         3,905
                                                                      ==========      ==========      ================
Supplemental disclosures of noncash investing and
   financing activities:
     Assets acquired through debt financing:
       FCC licenses                                                  $      --       $      --       $        11,745
       Site acquisition and engineering costs                               --              --                 7,700
     Notes payable and accrued interest converted to equity                 102             --                13,142
     Fair value of warrants                                                 --              --                13,319
     Compensatory stock options                                           1,600             --                 4,825
     Beneficial conversion of convertible notes                             --              --                 6,979
     Network assets acquired through payables                            11,906             --                28,142
     Distribution of FCC licenses:
       Accrued interest                                                     --              --                  (894)
       Long-term debt                                                       --              --               (11,745)
       FCC licenses                                                         --              --                12,846
       Line of credit                                                       --              --                (1,800)

See accompanying notes to consolidated financial statements


--------------------------------------------------------------------------------
AirGate PCS Form 10-Q - December 31, 1999                               Page 5

                                                       AS FILED FEBRUARY 8, 2000


               AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS
                       (a Development Stage Enterprise)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999
                                  (unaudited)

(1)  Basis of Presentation

         The accompanying consolidated financial statements are unaudited and have been prepared by management. The consolidated financial statements included herein include the accounts of AirGate PCS, Inc. and its wholly-owned subsidiary, AGW Leasing Company, Inc., and their predecessor entities (AirGate, LLC, AirGate Wireless, LLC, and AirLink II, LLC) for all periods presented. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of AirGate PCS, Inc. ("AirGate" or the "Company") and subsidiary and predecessors. The results of operations for the three months ended December 31, 1999 are not indicative of the results that may be expected for the full fiscal year of 2000. The financial information presented herein should be read in conjunction with the Company's Form 10-K for the year ended September 30, 1999 which includes information and disclosures not included herein. All significant intercompany accounts or balances have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current year presentation.

         On October 21, 1999, the Company changed its fiscal year from a calendar year ending December 31 to a fiscal year ending September 30 effective September 30, 1999.

(2)  Development Stage Enterprise

         AirGate, LLC, the first predecessor of the Company, was established on June 15, 1995 (inception). The Company had devoted most of its efforts through December 31, 1999, to activities such as preparing business plans, raising capital and planning and executing the build-out of its PCS network. From inception through December 31, 1999, the Company has not generated any significant revenues and has incurred expenses of $37.2 million, resulting in an accumulated deficit during the development stage of $37.1 million as of December 31, 1999.

(3)  Net Loss Per Share

         The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98. Basic and diluted net loss per share of common stock is computed by dividing net loss for each period by the weighted-average outstanding common shares. No conversion of common stock equivalents has been assumed in the calculations since the effect would be antidilutive. As a result, the net loss per share is the same for both the basic and diluted net loss per share calculations for all periods presented.


--------------------------------------------------------------------------------
AirGate PCS Form 10-Q - December 31, 1999                           Page 6

                                                       AS FILED FEBRUARY 8, 2000

          The reconciliation of weighted-average outstanding common shares is set forth below:
                                                                                                   Three Months
                                                                                                      Ended
                                                                                                   December 31,
                                                                                              1999              1998
                                                                                          ------------      ------------
Weighted-average outstanding common shares                                                 11,967,009         3,382,518
                                                                                          ============      ============
Weighted-average potentially dilutive common stock equivalents:
          Common stock options                                                                725,709                --
          Stock purchase warrants                                                             857,538                --
                                                                                          ------------      ------------
Weighted-average outstanding shares including potentially dilutive
  common stock equivalents                                                                 13,550,256         3,382,518
                                                                                          ============      ============

(4)  Other Current Assets

        Other current assets consists of the following at December 31, 1999 and September 30, 1999 (dollars in thousands):

                                                                                          December 31,      September 30,
                                                                                              1999              1999
                                                                                          ------------      ------------
          Prepaid expenses                                                                 $    2,739        $    1,596
          Current portion of financing costs                                                    1,223             1,223
          Other receivables                                                                       914                --
          Inventories                                                                             241                --
                                                                                          ------------      ------------
                Other current assets                                                       $    5,117        $    2,819
                                                                                          ============      ============

(5)  Property and Equipment

        Property and equipment consists of the following at December 31, 1999 and September 30, 1999 (dollars in thousands):

                                                                                          December 31,      September 30,
                                                                                              1999              1999
                                                                                          ------------      ------------
          Network assets                                                                   $   30,173        $    7,700
          Computer equipment                                                                      679                89
          Furniture, fixtures, and office equipment                                               214                87
                                                                                          ------------      ------------
                                                                                               31,066             7,876
          Less accumulated depreciation and amortization                                       (1,489)             (971)
                                                                                          ------------      ------------
                                                                                               29,577             6,905
          Construction in progress (network build-out)                                         47,979            37,301
                                                                                          ------------      ------------
                Property and equipment, net                                                $   77,556        $   44,206
                                                                                          ============      ============

(6)  Financing Transactions

        (a) On October 21, 1999, the Company's Board of Directors authorized the issuance of 12,533 additional shares of common stock to the affiliates of Weiss, Peck & Greer Venture Partners and the affiliates of JAFCO America Ventures, Inc. pursuant to a previously authorized promissory note issued by the Company. The shares were authorized for issuance in consideration for interest that accrued from the period June 30, 1999 to September 28, 1999 on promissory notes issued to the affiliates of Weiss, Peck & Greer Venture Partners and the affiliates of JAFCO America Ventures Inc. The promissory notes and related accrued interest were convertible into shares of common stock at a price 48% less than the price of a share of common stock sold in the Company's initial public offering of common stock.

        (b) On November 15, 1999, the Company repaid in full the $7.7 million unsecured promissory note plus accrued interest.


--------------------------------------------------------------------------------
AirGate PCS Form 10-Q - December 31, 1999                           Page 7

                                                       AS FILED FEBRUARY 8, 2000



(7)  Stock Option Grants

        On October 21, 1999, the Company's Board of Directors granted options to purchase 95,000 shares of common stock to a director and certain employees pursuant to the 1999 Stock Option Plan. Of these options, 45,000 options granted to employees have an exercise price equal to the fair market value on the date of grant ($43.60 per share), 40,000 options (compensatory options) granted to employees have an exercise price of $14.00 per share (fair value on date of grant of $38.50 per share), and 10,000 options (compensatory options) granted to a director have an exercise price of $2.00 per share (fair value on date of grant of $42.59 per share). These options vest over various terms from two to five years beginning on the grant date. An increase in additional paid-in capital and unearned stock option compensation of $1.6 million was recorded by the Company which represents the difference between the exercise price and the fair market value of the Company's common stock at the date of grant and will be recognized as noncash stock option compensation expense in the period in which the related services are rendered.

        On December 14, 1999, the Company's Board of Directors granted options to purchase 93,000 shares of common stock to certain employees pursuant to the 1999 Stock Option Plan. All of these options have an exercise price equal to the fair market value on the date of grant. These options vest over five years beginning on the grant date, except that 10,000 options granted to an employee were exercisable immediately.

(8)     Subsequent Events

        (a) On January 3, 2000, the Company's registration statement on Form S-1, relating to warrants to purchase 644,400 shares of common stock issued together, as units, with the Company's $300 million of 13.5% senior subordinated discount notes due 2009, was declared effective by the Securities and Exchange Commission. On September 30, 1999, AirGate PCS, Inc. received gross proceeds of $156.1 million from the issuance of 300,000 units, each unit consisting of $1,000 principal amount at maturity of 13.5% senior subordinated discount notes due 2009 and one warrant to purchase 2.148 shares of common stock at a price of $0.01 per share. The warrants are exercisable beginning upon the effective date of the registration statement registering such warrants, for an aggregate of 644,400 shares of common stock and expire October 1, 2009.

        (b) On January 21, 2000, the Company's Board of Directors granted options to purchase 90,000 shares of common stock to a director and certain employees pursuant to the 1999 Stock Option Plan. Of these options, 80,000 options granted to employees have an exercise price equal to the fair market value on the date of grant ($65.75) and 10,000 options (compensatory options) granted to a director have an exercise of $2.00 per share (fair value on date of grant of $64.71 per share). These options vest at various terms from two to five years beginning at the grant date. An increase in additional paid-in capital and unearned stock option compensation of $638,000 will be recorded by the Company, which represents the difference between the exercise price and the fair market value of the Company's common stock at the date of grant and will be recognized as noncash stock option compensation expense in the period in which the related services are rendered.

        (c) On January 27, 2000, the Company collected all principal and accrued interest relating to the receivable from AirGate Wireless, LLC.

(9)     AGW Leasing Company, Inc. - Wholly-Owned Subsidiary

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


--------------------------------------------------------------------------------
AirGate PCS Form 10-Q - December 31, 1999                           Page 8

                                                       AS FILED FEBRUARY 8, 2000


         The unaudited condensed consolidating financial statements as of and for the three months ended December 31, 1999 are as follows (dollars in thousands):

                                                           AirGate PCS, Inc.     AGW Leasing
                                                           and Predecessors     Company, Inc.       Eliminations      Consolidation
                                                            -------------       -------------       -------------     -------------
Cash and cash equivalents                                    $   208,929         $       -           $       -         $   208,929
Other current assets                                               8,782                 -                (2,899)            5,883
Property and equipment, net                                       77,556                 -                   -              77,556
Other assets                                                      10,370                 -                   -              10,370
                                                            -------------       -------------       -------------     -------------
Total assets                                                 $   305,637                 -           $    (2,899)      $   302,738
                                                            =============       =============       =============     =============

Accounts payable                                             $     5,729         $       -           $       -         $     5,729
Accrued expenses and other current liabilities                    14,830               2,899              (2,899)           14,830
Long-term debt                                                   163,544                 -                   -             163,544
                                                            -------------       -------------       -------------     -------------
Total liabilities                                                184,103               2,899              (2,899)          184,103

Common stock                                                         120                 -                   -                 120
Additional paid-in capital                                       159,693                 -                   -             159,693
Accumulated deficit                                              (34,183)             (2,899)                -             (37,082)
Unearned stock option compensation                                (4,096)                -                   -              (4,096)
                                                            -------------       -------------       -------------     -------------
Total liabilities and stockholders' equity(deficit)          $   305,637         $       -           $    (2,899)      $   302,738
                                                            =============       =============       =============     =============

Total revenues                                               $       130         $       -           $       -         $       130
Total expenses                                                    (8,438)             (1,520)                -              (9,958)
                                                            -------------       -------------       -------------     -------------
Net loss                                                     $    (8,308)        $    (1,520)        $       -         $    (9,828)
                                                            =============       =============       =============     =============


--------------------------------------------------------------------------------
AirGate PCS Form 10-Q - December 31, 1999                           Page 9

                                                       AS FILED FEBRUARY 8, 2000

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements contained herein regarding expected financial results and other planned events are forward-looking statements that involve risk and uncertainties. Actual future events or results may differ materially from these statements. Readers are referred to the documents filed by AirGate with the Securities and Exchange Commission, specifically the most recent filings which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including potential fluctuations in quarterly results, our dependence on our affiliation with Sprint PCS, an adequate supply of infrastructure and subscriber equipment, dependence on new product development, rapid technological and market change, risks related to future growth and expansion, our significant level of indebtedness and volatility of stock prices. These and other applicable risks are summarized under the caption "Risk Factors" included under Item 5 - Other Information of this quarterly report.


Overview

      On July 22, 1998, we entered into a management agreement with Sprint PCS whereby we became the Sprint PCS affiliate with the exclusive right to provide 100% digital, 100% PCS services under the Sprint and Sprint PCS brand names in our territory in the southeastern United States. We are a development stage company and have not generated significant revenues to date. We completed our radio frequency design, network design and substantial site acquisition and cell site engineering, and commenced construction of our PCS network in November 1998.

      Sprint PCS has invested $44.6 million to purchase the PCS licenses in our territory and incurred additional expenses for microwave clearing. Under our long term agreements with Sprint PCS, we will manage the network on Sprint PCS' licensed spectrum as well as the Sprint and Sprint PCS brand names royalty-free during our affiliation with Sprint PCS. We also have access to Sprint PCS' national marketing support and distribution programs and are entitled to buy network and subscriber equipment and handsets at the same discounted rates offered by vendors to Sprint PCS based on its large volume purchases. In exchange for these benefits, we are entitled to receive 92%, and Sprint PCS is entitled to retain 8%, of collected service revenues from customers in our territory. We are entitled to 100% of revenues collected from the sale of handsets and accessories, on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network, and on roaming revenues from non-Sprint PCS customers.

      Through December 31, 1999, we have incurred $78.9 million of capital expenditures related to the build-out of our PCS network. As a result of the progress made on our PCS network build-out, we were able to open the network for a portion of our territory for roaming coverage along Interstate 85 between Atlanta, Georgia and Charlotte, North Carolina in November 1999. In January 2000 we launched commercial PCS operations in the Greenville-Spartanburg and Anderson, South Carolina, Hickory and Asheville, North Carolina markets. We expect to extend our commercial operations during the balance of 2000 and anticipate substantially completing the build-out of our PCS network by the end of 2000 covering approximately 74% of the resident population in our territory of 6.8 million.


Results of Operations

   For the three months ended December 31, 1999 compared to the three months ended December 31, 1998:

Roaming Revenues

As a development stage enterprise, AirGate had not generated any significant revenues prior to December 31, 1999. Roaming revenue of $130,000 was recognized during the three months ended December 31, 1999 compared to no revenue for the three months ended December 31, 1998 and was derived from both Sprint PCS customers from different territories and non-Sprint PCS customers.


--------------------------------------------------------------------------------
AirGate PCS Form 10-Q -- December 31, 1999                             Page 10

                                                       AS FILED FEBRUARY 8, 2000


Cost of Revenues

Cost of revenues of $2.1 million for the three months ended December 31, 1999 represent network operating costs including cell site lease payments, fees related to data transfer via T-1 and other transport lines, inter-connect fees and other expenses related to network operations. There were no revenues or cost of revenues recognized for the three months ended December 31, 1998.

Selling and Marketing

We incurred expenses of $1.1 million during the three month period ended December 31, 1999 for marketing costs associated with our market launches in January 2000. These amounts include retail store costs such as salaries and rent in addition to promotion and advertising costs. The Company did not incur any significant selling and marketing expenses prior to the three months ended December 31, 1999.

General and Administrative

For the three months ended December 31, 1999, we focused on building-out our PCS network. We incurred expenses of $2.3 million during the three months ended December 31, 1999 compared to $1.0 million for the three months ended December 31, 1998, an increase of $1.3 million. The increase is primarily comprised of additional salaries and relocation costs relating to growth in the number of employees.

Noncash Stock Option Compensation

Noncash stock option compensation expense was $404,000 for the three months ended December 31, 1999. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of the Company's common stock at the date of grant and is recognized as noncash stock option compensation expense in the period in which the related services are rendered.

Depreciation and Amortization

For the three months ended December 31, 1999, depreciation and amortization expense increased $342,000 to $518,000 compared to $176,000 for the same period in 1998. The increase in depreciation and amortization expense relates primarily to network equipment placed in service during the three months ended December 31, 1999. Depreciation and amortization will continue to increase as additional portions of our network are placed into service. We incurred capital expenditures of $33.9 million in the three months ended December 31, 1999 related to the continued build-out of our PCS network which included approximately $1.6 million of capitalized interest.

Interest Income

For the three months ended December 31, 1999, interest income was $3.5 million. Interest income is generated from cash proceeds originating from our initial public equity and units offering completed on September 30, 1999. As capital expenditures are made to complete the build-out of our PCS network, decreasing cash balances will result in lower interest income for the remainder of fiscal 2000.

Interest Expense

For the three months ended December 31, 1999, interest expense was $7.0 million, an increase of $6.6 million over the same period in 1998. The increase is primarily attributable to the accretion of original issue discount on the senior subordinated discount notes of $5.5 million, commitment fees on the unused portion of the Lucent Financing of $1.9 million, interest of $312,000 on the Lucent Financing, amortization of financing costs of $286,000 and accretion of original issue discount on the Lucent Financing of $33,000, partially offset by $1.6 million of capitalized interest. The Company had borrowings of $163.5 million as of December 31, 1999 compared to $158.0 million at September 30, 1999 and $18.7 million at December 31, 1998.

--------------------------------------------------------------------------------
AirGate PCS Form 10-Q -- December 31, 1999                             Page 11

                                                       AS FILED FEBRUARY 8, 2000

Net Loss

For the three months ended December 31, 1999, the net loss was $9.8 million, an increase of $8.2 million compared to the net loss of $1.6 million for the same period in 1998. The Company expects that its net losses will continue to increase throughout fiscal 2000.


Liquidity and Capital Resources

As of December 31, 1999, the Company had $208.9 million in cash and cash equivalents, as compared to $258.9 million in cash and cash equivalents at September 30, 1999. Working capital was $194.3 million at December 31, 1999 as compared to working capital of $231.0 million at September 30, 1999.

Net Cash Used in Operating Activities

The $4.1 million of cash used in operating activities was the result of the Company's $9.8 million net loss for the three months ended December 31, 1999 in addition to a net $1.2 million in cash used for working capital being partially offset by depreciation, amortization and amortization of note discounts of $6.9 million.

Net Cash Used in Investing Activities

The $38.2 million of cash used in investing activities represents capital expenditures with respect to the network build-out during the three months ended December 31, 1999. We made a total of $33.9 million of capital expenditures in addition to $4.3 million in cash payments to satisfy the net decrease in accrued expenses relating to capital expenditures in the three months ended December 31, 1999.

Net Cash Used In Financing Activities

The $7.7 million in cash used in financing activities consisted of the repayment of the $7.7 million unsecured promissory note.

We closed our offerings of equity and debt funding on September 30, 1999. The total equity amount raised was $131.0 million, or $120.5 million in net proceeds. Concurrently, we closed our units offering consisting of $300 million principal amount at maturity 13.5% senior subordinated discount notes due 2009 and warrants to purchase 644,400 shares of our common stock at $0.01 per share. The gross proceeds from the units offering was $156.1 million, or $149.4 million in net proceeds. The senior subordinated discount notes will require cash payments of interest beginning on April 1, 2005.

The Company's $153.5 million Credit Agreement with Lucent (the "Lucent Financing") provides for a $13.5 million senior secured term loan which matures on June 6, 2007, which is the first installment of the loan, or Tranche 1. The second installment, or Tranche 2, under the Lucent Financing is for a $140.0 million senior secured term loan which matures on September 30, 2008. Mandatory quarterly payments of principal are required beginning December 31, 2002 for Tranche 1 and March 31, 2004 for Tranche 2 initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. We expect that cash and cash equivalents together with future advances under the Lucent Financing will fund the Company's capital expenditures including the completion of our network build-out and the Company's working capital requirements through 2002.

Impact of Year 2000 Issue on the Operations and Financial Condition of AirGate

      The year 2000 issue arises as the result of computer programs having been written, and systems having been designed, using two digits rather than four to define the applicable year. Consequently, such software has the potential to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.


--------------------------------------------------------------------------------
AirGate PCS Form 10-Q -- December 31, 1999                             Page 12

                                                       AS FILED FEBRUARY 8, 2000


      We believe that our computer systems and software are year 2000 compliant. To the extent that we implement our own computer systems and software in the future, we will assess year 2000 compliance prior to their implementation. We have not incurred any significant costs relating to year 2000 compliance. In the process of designing and constructing our PCS network, we have entered into material agreements with several third-party vendors. We rely on them for all of our important operating, computer and non-information technology systems. We are, therefore, highly dependent on Sprint PCS and other vendors for remediation of their network elements, computer systems, software applications and other business systems. We do purchase critical back office services from Sprint PCS, and our network infrastructure equipment will be contractually provided by a third party vendor with whom we have a material relationship. If either Sprint PCS or any of these third party vendors fails to become year 2000 compliant or maintain its compliance, our ability to continue expanding our operations may be materially delayed. We have contacted our third party vendors and believe that they are and will continue to be year 2000 compliant. However, we have no contractual or other right to compel compliance by them.

      The passing of year 2000 did not result in any delays in our launching commercial PCS operations or a disruption in service. As of the date of this quarterly report, neither we, nor to our knowledge, Sprint PCS or any third party vendor with whom we have relationships, have experienced any material year 2000 problems.

Inflation

      Management believes that inflation has not had, and does not expect to have, a material adverse effect on our results of operations.


       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In the normal course of business, our operations are exposed to interest rate risk on our financing from Lucent and any future financing requirements. Our fixed rate debt consists primarily of the accreted carrying value of the senior subordinated discount notes ($161.3 million at December 31, 1999). Our variable rate debt consists of borrowings made under the Lucent Financing ($13.5 million at December 31, 1999). The Company's primary interest rate risk exposures relate to (i) the interest rate on the Company's long-term borrowings;
(ii) the Company's ability to refinance its senior subordinated discount notes at maturity at market rates; and (iii) the impact of interest rate movements on the Company's ability to meet interest expense requirements and financial covenants under the Company's debt instruments.

      We expect to manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable rate debt and interest rate swaps. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our interest rate risk on an ongoing basis.


--------------------------------------------------------------------------------
AirGate PCS Form 10-Q -- December 31, 1999                             Page 13

                                                       AS FILED FEBRUARY 8, 2000


The following table presents the estimated future balances of outstanding long-term debt at the end of each period and future required annual principal payments for each period then ended associated with the senior subordinated discount notes and the Lucent Financing based on our projected level of long-term indebtedness:

                                                                Years Ending December 31,
                                         --------------------------------------------------------------------------
                                           2000        2001         2002         2003         2004      Thereafter
                                                                 (Dollars in thousands)
Senior subordinated discount notes.....  $ 183,851   $ 209,534   $ 238,793    $ 272,134    $ 300,000            --
Fixed interest rate....................       13.5%       13.5%       13.5%        13.5%        13.5%         13.5%
Principal payments.....................         --          --          --           --           --     $ 300,000

Lucent financing.......................  $  55,500   $ 121,679   $ 152,994    $ 150,969    $ 127,775            --
Variable interest rate (1).............       9.85%       9.85%       9.85%        9.85%        9.85%         9.85%
Principal payments.....................         --        --     $     506    $   2,025    $   2,025     $ 127,775

-------------------
(1) Interest rate on the Lucent financing equals the London Interbank Offered Rate ("LIBOR") +3.75%. LIBOR is assumed to equal 6.1% for all periods presented.


                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company submitted to a vote of its stockholders of record as of December 2, 1999, through a solicitation by proxy, the election of two Class I directors. Gill Cogan and Barry Schiffman were nominated to serve as Class I directors for a three year term. The matter was submitted for a vote at the Company's annual meeting on January 21, 2000. A total of 10,280,488 shares were represented by proxy at the meeting, representing 85.8% of the 11,969,734 shares eligible to vote. Of the shares represented, 10,255,528 were voted in favor of the election of each of Gill Cogan and Barry Schiffman to continue to serve as directors for a new three year term; 24,960 of the votes were withheld for each director nominee. After the annual meeting, Thomas M. Dougherty, Thomas D. Body III, W. Chris Blane and Robert A. Ferchat continued to serve their terms as directors.


ITEM 5.  OTHER INFORMATION

Additional Director Named

On February 1, 2000, the Company announced that John R. Dillon, retired senior vice president and chief financial officer of Cox Enterprises, was appointed to fill the remaining vacancy on the Board of Directors with a term to expire at the annual meeting in 2001.

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


--------------------------------------------------------------------------------
AirGate PCS Form 10-Q -- December 31, 1999                             Page 14

                                                       AS FILED FEBRUARY 8, 2000


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

We do not have an operating history and if we do not successfully manage our anticipated rapid growth, we may not be able to complete our PCS network by our target date, if at all

Our performance as a PCS provider will depend on our ability to manage successfully the network build-out process, implement operational and administrative systems, expand our base of 104 employees as of December 31, 1999 and train and manage our employees, including engineering, marketing and sales personnel. We have completed our radio frequency design, network design and substantial site acquisition and cell site engineering, and commenced construction of our PCS network in November 1998. Based on our build-out plan, we plan to launch commercial PCS operations in the first quarter of 2000 in certain markets in our territory. We will require expenditures of significant funds for the development, construction, testing and deployment of our PCS network. These activities are expected to place significant demands on our managerial, operational and financial resources.

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


--------------------------------------------------------------------------------
AirGate PCS Form 10-Q -- December 31, 1999                             Page 15

                                                       AS FILED FEBRUARY 8, 2000

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

As of December 31, 1999, our outstanding long-term debt totaled $163.5 million. Under our current business plan, we expect to incur substantial additional debt before achieving break-even operating cash flow, including $140.0 million of additional borrowings under our financing from Lucent.

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

--------------------------------------------------------------------------------
AirGate PCS Form 10-Q -- December 31, 1999                             Page 16

                                                       AS FILED FEBRUARY 8, 2000


already been installed we might have to rebuild that portion of our network. Some of the cell sites are likely to require us to obtain zoning variances or other local governmental or third party approvals or permits. We may also have to make changes to our radio frequency design as a result of difficulties in the site acquisition process.

We may have difficulty in obtaining infrastructure and subscriber equipment required in order to meet our network construction deadlines required under our management agreement and attract customers

If we are not able to acquire the equipment required to build our PCS network in a timely manner, we may be unable to provide wireless communications services comparable to those of our competitors or to meet the requirements of our agreements with Sprint PCS. The demand for the equipment that we require to construct our PCS network is considerable, and manufacturers of this equipment could have substantial order backlogs. Accordingly, the lead time for the delivery of this equipment may be long. Some of our competitors purchase large quantities of communications equipment and may have established relationships with the manufacturers of this equipment. Consequently, they may receive priority in the delivery of this equipment. We also depend on equipment vendors for an adequate supply of subscriber equipment, including handsets. If the supply or subscriber equipment is inadequate or delayed, we may have difficulty in attracting customers.

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


--------------------------------------------------------------------------------
AirGate PCS Form 10-Q -- December 31, 1999                             Page 17

                                                       AS FILED FEBRUARY 8, 2000


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

--------------------------------------------------------------------------------
AirGate PCS Form 10-Q -- December 31, 1999                             Page 18

                                                       AS FILED FEBRUARY 8, 2000


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


--------------------------------------------------------------------------------
AirGate PCS Form 10-Q -- December 31, 1999                             Page 19

                                                       AS FILED FEBRUARY 8, 2000


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


--------------------------------------------------------------------------------
AirGate PCS Form 10-Q -- December 31, 1999                             Page 20

                                                       AS FILED FEBRUARY 8, 2000


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

       3*     (i)  Amended and Restated Certificate of Incorporation of AirGate
                   PCS, Inc.
              (ii) Amended and Restated Bylaws of AirGate PCS, Inc.

       4*     Specimen of Common Stock Certificate of AirGate PCS, Inc.

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

       10.11* 1999 Stock Option Plan

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

       10.15* Form of Warrant for units offering (including form of warrant in units offering and form of unit)

       27     Financial Data Schedule


--------------------------------------------------------------------------------
AirGate PCS Form 10-Q -- December 31, 1999                             Page 21

                                                       AS FILED FEBRUARY 8, 2000




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



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer duly authorized.


                                                 AirGate PCS, Inc.

                                              By:  /s/ Alan B. Catherall
                                                  -----------------------
                                              Name:   Alan B. Catherall
                                               Title: Chief Financial Officer


Date:    February 8, 2000                        /s/ Alan B. Catherall
                                                 ------------------------
                                                 Alan B. Catherall
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                   Accounting Officer)




--------------------------------------------------------------------------------
AirGate PCS Form 10-Q -- December 31, 1999                             Page 22