Form 10-Q
period 2000-03-31
AIRGATE PCS INC /DE/
filed 2000-05-15
CIK 1086844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM  10-Q

(Mark  One)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTER  ENDED  MARCH  31,  2000.

                                       OR

[  ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
EXCHANGE  ACT  OF  1934


                         COMMISSION FILE NUMBER:  027455


                                AIRGATE PCS, INC.
                                  Harris Tower
                              233 Peachtree St. NE
                                   Suite 1700
                             Atlanta, Georgia  30303

                                 (404) 525-7272


     DELAWARE                                          58-2422929
--------------------                         ---------------------------
_
(STATE  OR  OTHER  JURISDICTION  OF               (I.R.S. EMPLOYER
INCORPORATION  OR  ORGANIZATION)                 IDENTIFICATION  NUMBER)


12,421,802 shares of Common Stock, $0.01 par value per share, were outstanding as of April 24, 2000.



Indicate  by  a  check  mark  whether  the  registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes  X          No

AIRGATE  PCS,  INC.

SECOND  QUARTER  REPORT

Table  of  Contents

PART  I  FINANCIAL  INFORMATION

Item  1.     Financial  Statements

             Consolidated Balance Sheets (unaudited) at March 31, 2000 and September 30, 1999

             Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 2000 and March 31, 1999

             Consolidated Statements of Cash Flows (unaudited) for the six months ended March 31, 2000 and March 31, 1999

             Notes  to  the  Consolidated  Financial  Statements  (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item  3.     Quantitative  and  Qualitative  Disclosures  About  Market  Risk


PART  II  OTHER  INFORMATION

Item  2.     Changes  in  Securities  and  Use  of  Proceeds

Item  5.     Other  Information

Item  6.     Exhibits  and  Reports  on  Form  8-K



                         PART I.  FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS

                AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
           (dollars in thousands, except share and per share amounts)

                                                      March 31,          September 30,
             ASSETS                                      2000                 1999
                                                         ----                 ----
     Current  assets:
         Cash and cash equivalents                  $  147,501           $  258,900
         Due from AirGate Wireless, LLC                     -                   751
         Prepaid expenses                                3,720                1,596
         Other current assets                            3,811                1,223
                                                    ----------           ----------
                    Total current assets               155,032              262,470

     Property and equipment, net                       133,822               44,206
     Financing costs                                     9,808               10,399
     Other assets                                          266                  245
                                                    ----------           ----------
                                                    $  298,928           $  317,320
                                                    ==========           ==========

     LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     Current  liabilities:
          Accounts payable                          $   15,536           $    2,216
          Accrued expenses                              12,218               20,178
          Accrued interest                                 208                1,413
          Current maturities of long-term debt               -                7,700
                                                    ----------           ----------
                  Total current liabilities             27,962               31,507

     Long-term debt, excluding current maturities      169,122              157,967
                                                    ----------           ----------
                  Total liabilities                    197,084              189,474
                                                    ----------           ----------
     Stockholders'  equity:
       Preferred  stock,  par  value,  $.01  per
         share; 5,000,000  shares  authorized;
         no shares issued  and  outstanding                --                   --
       Common  stock,  par  value,  $.01  per
         share; 25,000,000  shares  authorized;
         12,369,355 and 11,957,201 shares issued
         and outstanding  at  March  31,  2000
         and September 30, 1999, respectively              124                 120
       Additional paid-in capital                      160,324             157,880
       Accumulated deficit                             (54,186)            (27,254)
       Unearned stock option compensation               (4,418)             (2,900)
                                                     ----------         ----------
               Total stockholders' equity               101,844            127,846
               Commitments  and  contingencies              --                 --
                                                     ----------         ----------
                                                     $  298,928         $  317,320
                                                     ==========         ==========


See  accompanying  notes  to  consolidated  financial  statements

                AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
           (dollars in thousands, except share and per share amounts)

                                    Three Months                 Six Months
                                        Ended                      Ended
                                      March 31,                    March 31,
                                 2000          1999          2000          1999
                                 ----          ----          ----          ----

Revenues:
 Service revenue                $  460        $   -         $   460        $  -
 Roaming revenue                   816            -             946           -
 Equipment revenue                 304            -             304           -
                               --------      --------      ---------      ---------
      Total revenues            $1,580        $   -         $ 1,710        $  -

Operating  expenses:
  Cost of service and roaming   (5,509)         -            (8,427)          -
  Cost of equipment             (1,093)         -            (1,093)          -
  Selling and marketing         (3,419)         -            (4,552)          -
  General and administrative    (3,189)        (598)         (4,677)       (1,643)
  Noncash stock option
     Compensation                 (309)         -              (713)          -
  Depreciation and amortization (2,042)        (238)         (2,560)         (414)
                               --------     --------        ---------      -------
      Operating loss           (13,981)        (836)        (20,312)       (2,057)

Interest income                  2,722           -            6,192            -
Interest expense                (5,845)        (744)        (12,812)       (1,121)
                               --------     --------        ---------      -------
      Net loss                $(17,104)     $(1,580)      $ (26,932)      $(3,178)
                              =========     ========      ==========      ========

Basic  and diluted net loss
  Per share of common stock   $  (1.40)     $ (0.47)      $   (2.23)      $ (0.94)
                              =========     ========      ==========      ========

Weighted-average outstanding
  common shares              12,237,483    3,382,518     12,101,507      3,382,518
                             ==========    =========     ==========     ==========


See  accompanying  notes  to  consolidated  financial  statements

                AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
(dollars  in  thousands)
                                                             Six Months
                                                              ended
                                                            March 31,
                                                         2000          1999
                                                         ----          ----
Cash  flows  from  operating  activities:
    Net loss                                         $ (26,932)      $  (3,178)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                     2,560             414
       Amortization of note discounts                   11,155              --
       Amortization of financing costs                     591              --
       Noncash stock option compensation                   713              --
       (Increase)  decrease  in:
          Due from AirGate Wireless, LLC                   751            (431)
          Prepaid expenses                              (2,124)            346
          Other current assets                          (2,588)             --
          Other assets                                     (20)           (131)
       Increase  (decrease)  in:
          Accounts payable                              10,540             325
          Accrued expenses                               8,387              --
          Accrued interest                              (1,103)            717
                                                       --------       ---------

  Net  cash  provided  by  (used in)
      operating activities                               1,929          (1,938)
                                                       --------       ---------

Cash  flows  from  investing  activities:
                  Capital expenditures                (105,631)         (4,341)
                                                       --------       ---------
  Net cash used in investing activities               (105,631)          (4,341)
                                                       --------       ---------

Cash  flows  from  financing  activities:
  Proceeds from notes payable                               --            5,500
  Payment on notes payable                              (7,700)              --
  Proceeds from exercise of stock purchase warrants          4               --
  Payments on notes payable to stockholders                 --             (700)
                                                       --------       ---------
  Net  cash  (used  in)  provided by
     financing activities                               (7,696)           4,800
                                                       --------       ---------
  Net decrease in cash and cash equivalents           (111,399)          (1,479)

  Cash and cash equivalents at beginning of period     258,900            1,926
                                                       --------       ---------
  Cash and cash equivalents at end of period          $147,501        $     447
                                                      =========       =========

Supplemental disclosure of cash flow information -
  cash paid for interest                              $  1,929        $     648
                                                      =========       =========

Supplemental disclosure of noncash investing and
      financing  activities:
   Notes payable and accrued interest
     converted to equity                                   102               --
   Grant of compensatory stock options                   2,231               --
   Network assets acquired and not yet paid for          2,781               --


See  accompanying  notes  to  consolidated  financial  statements

                AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (unaudited)

(1)     Basis  of  Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by management. The consolidated financial statements included herein include the accounts of AirGate PCS, Inc. and its wholly-owned subsidiary, AGW Leasing Company, Inc., and their predecessor entities (AirGate, LLC, AirGate Wireless, LLC, and AirLink II, LLC) for all periods presented. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of AirGate PCS, Inc. ("AirGate" or the "Company") and subsidiary and predecessors. The results of operations for the three and six months ended March 31, 2000 are not indicative of the results that may be expected for the full fiscal year of 2000. The financial information presented herein should be read in conjunction with the Company's Form 10-K for the year ended September 30, 1999 which includes information and disclosures not included herein. All significant intercompany accounts or balances have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current year presentation.

(2)     Development  Stage  Enterprise

AirGate, LLC, the first predecessor of the Company, was established on June 15, 1995 (inception). The Company had devoted most of its efforts through December 31, 1999, to activities such as preparing business plans, raising capital and planning and executing the build-out of its PCS network. With the launch of commercial service in several markets during the second fiscal quarter of 2000, the Company has completed its development stage activities.

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

The reconciliation of weighted-average outstanding common shares is set forth below:

                                                Three Months                  Six Months
                                                    Ended                       Ended
                                                 March 31,                     March 31,
                                              2000          1999          2000          1999
                                              ----          ----          ----          ----

Weighted-average outstanding common shares  12,237,483    3,382,518    12,101,507    3,382,518

Weighted-average  potentially  dilutive
     common  stock  equivalents:
   Common stock options                        992,268          --        875,995           --
   Stock purchase warrants                     517,891          --        496,668           --
                                            ----------    ---------    ----------    ---------
Weighted-average  outstanding  shares
     including potentially dilutive common
     stock equivalents                      13,747,642    3,382,518    13,474,171    3,382,518
                                            ==========    =========    ==========    =========



(2)     Due  from  AirGate  Wireless,  LLC

On January 27, 2000, the Company collected all principal and accrued interest relating to the receivable from AirGate Wireless, LLC.


(3)     Other  Current  Assets

Other current assets consists of the following at March 31, 2000 and September 30, 1999 (dollars in thousands):

                                           March 31,    September 30,
                                              2000          1999
                                              ----          ----


    Current portion of financing costs    $   1,223      $    1,223
    Interest receivable                       1,196              -
    Inventories                                 736              -
    Trade receivables, net                      656              -
                                         ----------      ----------
      Other current assets                $   3,811      $    1,223
                                          =========      ==========



(2)     Property  and  Equipment

Property and equipment consists of the following at March 31, 2000 and September 30, 1999 (dollars in thousands):

                                               December 31,          September 30,
                                                  1999                  1999
                                                  ----                  ----

 Network assets                                 $  64,629           $      7,700
 Computer equipment                                 1,096                     89
 Furniture, fixtures, and office equipment          2,287                     87
                                                ---------          --------------
                                                   68,012                  7,876
 Less accumulated depreciation and amortization    (3,531)                  (971)
                                                 --------          --------------
                                                   64,481                  6,905
 Construction in progress (network build-out)      69,341                 37,301
                                               ----------          -------------
 Property and equipment, net                    $ 133,822           $     44,206
                                                =========          ==============



(7)     Stock  Option  Grants

On January 21, 2000, the Company's Board of Directors granted options to purchase 90,000 shares of common stock to a director and certain employees pursuant to the 1999 Stock Option Plan. Of these options, 80,000 options granted to employees have an exercise price equal to the market value on the date of grant ($65.13) and 10,000 options (compensatory options) granted to a director have an exercise price of $2.00 per share which vest over two years. These options vest at various terms from two to five years beginning at the grant date and expire ten years from the date of grant. An increase in additional paid-in capital and unearned stock option compensation of $631,000 has been recorded by the Company for the compensatory options, which represents the difference between the exercise price and the fair market value of the Company's common stock at the date of grant and will be recognized as noncash stock option compensation expense over the vesting period.

On March 9, 2000, the Company's Board of Directors granted options to purchase 25,000 shares of common stock to certain employees pursuant to the 1999 Stock
Option Plan. All of these options have an exercise price equal to the market value on the date of grant ($98.50). These options vest over five years beginning on the grant date and expire 10 years from the date of grant.

(8)     Common  Stock  Purchase  Warrants

On January 3, 2000, the Company's registration statement on Form S-1, relating to warrants to purchase 644,400 shares of common stock issued together, as units, with the Company's $300 million of 13.5% senior subordinated discount notes due 2009, was declared effective by the Securities and Exchange Commission. On September 30, 1999, AirGate PCS, Inc. received gross proceeds of $156.1 million from the issuance of 300,000 units, each unit consisting of a $1,000 principal amount at maturity 13.5% senior subordinated discount note due 2009 and one warrant to purchase 2.148 shares of common stock at a price of $0.01 per share. The warrants are exercisable beginning upon the effective date of the registration statement registering such warrants, for an aggregate of 644,400 shares of common stock and expire October 1, 2009.

As of March 31, 2000, warrants representing 399,617 shares of common stock had been exercised and warrants representing 244,783 shares of common stock remain outstanding.


(9)     Subsequent  Events

(a) As of April 24, 2000, common stock purchase warrants issued with the Company's senior subordinated discount notes due 2009 were exercised resulting in the issuance of an additional 52,447 shares of common stock.

(b) On April 27, the Company filed a definitive proxy statement with the Securities and Exchange Commission relating to a Special Meeting of the stockholders of AirGate PCS, Inc. to be held on May 26, 2000. The purpose of the meeting is to vote on an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock, par value $0.01 per share, from 25,000,000 shares to 150,000,000 shares. The record date for the determination of stockholders entitled to vote at the special meeting was fixed by the Company's Board of Directors as April 24, 2000.

(c) On April 28, the Company launched PCS service in the Charleston, South Carolina market.

(d) On May 4, 2000, the Company entered into a retention bonus agreement with Thomas M. Dougherty, its Chief Executive Officer. Provided Mr. Dougherty is employed by the Company on specified payment dates, generally quarterly, extending to January 15, 2004, periodic retention bonuses totaling $3.6 million will be made. An initial payment of $900,000 was made on May 4, 2000. Partial acceleration would occur upon a change in control of the Company.

(e) On May 12, 2000, the Company signed an amendment to it's management agreement with SprintCom, Inc. The amendment incorporates several clarifications to our management agreement: (1) The amendment specifies that we will purchase long distance services for our customers and connect our network Sprint PCS services from Sprint through Sprint PCS rather than purchasing those services directly from Sprint as was previously the case in the management agreement. Sprint PCS will bill us for long distance at the rate paid by Sprint PCS plus an administrative fee to cover Sprint PCS's processing costs. The amendment also specifies that we can not resell the long distance services we purchase from Sprint under the management agreement. (2) The amendment modifies Sprint PCS' right of last offer to provide backhaul and transport services to exclude from this right backhaul services relating to national platform and IT application connections. Prior to the amendment, these services were not excluded. (3) The amendment also eliminates, as no longer applicable, the reference in the management agreement to the restructuring of ownership in Sprint Spectrum L.P., SprintCom, Inc., PhillieCo Partners I, L.P. and Cox Communications PCS, L.P. (4) The amendment modifies our representation of delivery of existing contracts that affect the right of Sprint PCS under our agreement to include contracts disclosed by us verbally or in writing copies of which are delivered to Sprint PCS at its request. (5) The amendment amends our services agreement with Sprint PCS to provide that our monthly charge for fees for services (other than billing-related services) provided by Sprint PCS will be determined based on the number of subscribers as of the 15th of each month. Sprint PCS will bill us for billing related services based on our subscribers at the end of the prior month and gross activations on the last day of the current calendar month. Previously, all charges were determined as of the 15th of each month including charges for billing related services.

In addition, the amendment removes prohibitions on the transfer or assignment of ownership interests by certain individuals identified in the management agreement for a period of five years from the date of the management agreement:
(1) As of May 12, 2000, the amendment allows the pledge of stock by certain individuals identified in the management agreement that was previously prohibited for a period of five years from the date of the management agreement.
(2) The amendment removes prohibitions on any transfer or assignment of ownership interests by certain individuals identified in the management agreement for a period of five years from the date of the management agreement. The restrictions will be eliminated on June 30, 2000 if our network is declared network ready by Sprint PCS and meets our network coverage requirements under our agreement with Sprint PCS for all of our markets except the Greenwood, S.C. BTA, New Bern, N.C. BTA, Camden County, N.C., Currituck County, N.C., Dare County, N.C. and Pasquotank, N.C. If our network is not declared network ready in these markets by June 30, 2000 or the coverage requirements for these markets are not met, the restrictions will remain in place until we have achieved network ready status and provided the coverage. Currently, the violation of these restrictions and our decision not to enforce compliance with the restrictions are events that Sprint PCS could use to terminate our management agreement. Once the restriction lapses, as described above, this possible event of termination will no longer exist. In addition, when the restrictions lapse, 1,041,227 shares of our common stock will become eligible for sale, subject to compliance with Rule 144 of the Securities Act (including Rule 144(k) for persons who are not affiliates or whose affiliate status is terminated).

(f) The Company intends to form AirGate Network Services, LLC ("ANS") as a wholly owned subsidiary of AirGate during the third fiscal quarter. ANS will be a single member LLC and will fully and unconditionally guaranteed the Company's senior subordinated notes and Lucent Financing. ANS will hold certain intangible assets attributable to AirGate PCS's network and provide certain network construction management.

(10)     AGW  Leasing  Company,  Inc.  -  Wholly-Owned  Subsidiary

AGW Leasing Company, Inc. ("AGW") is a wholly-owned subsidiary of AirGate. AGW has fully and unconditionally guaranteed the Company's senior subordinated discount notes and Lucent Financing. AGW was formed to hold the real estate interests for the Company's PCS network. AGW also was a registrant under the Company's registration statement (Registration File Number 333-78189-01) declared effective by the Securities and Exchange Commission on September 27, 1999.

The unaudited condensed consolidating financial statements as of and for the six months ended March 31, 2000 are as follows (dollars in thousands):

                                         AirGate PCS, Inc.     AGW Leasing
                                         and Predecessors     Company, Inc.    Eliminations  Consolidated
                                         ---------------      ------------     ------------  ------------

Cash and cash equivalents                  $    147,501        $    -           $      -      $   147,501
Prepaid expenses and other current assets        12,705             -              (5,174)          7,531
Property and equipment, net                     133,822             -                  -          133,822
Other assets                                     10,074             -                  -           10,074
                                         ---------------      ------------     ------------  ------------
         Total assets                      $    304,102        $    -           $  (5,174)    $   298,928
                                         ===============      =============    ============  ============


Accounts payable                           $     15,536        $    -           $      -      $    15,536
Accrued expenses and other
  current liabilities                            12,426            5,174            (5,174)        12,426
Long-term debt                                  169,122             -                  -          169,122
                                         ---------------      ------------     ------------  ------------
    Total liabilities                           197,084            5,174            (5,174)       197,084

    Common stock                                    124               -                 -             124
    Additional paid-in capital                  160,324               -                 -         160,324
    Accumulated deficit                         (49,012)          (5,174)               -         (54,186)
    Unearned stock option compensation           (4,418)              -                 -          (4,418)
                                         ---------------      ------------     ------------  ------------
Total liabilities and
   stockholders' equity(deficit)           $    304,102        $      -         $   (5,174)    $  298,928
                                         ===============      =============    ============  ============


     Total revenues                        $      1,710        $       -        $      -       $    1,710
     Total expenses                             (24,847)           (3,795)             -          (28,642)
                                         ---------------      ------------     ------------  ------------
Net loss                                   $    (23,137)       $   (3,795)             -       $  (26,932)
                                         ===============      =============    ============  ============


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


OVERVIEW

     On July 22, 1998, we entered into a management agreement with Sprint PCS whereby we became the Sprint PCS affiliate with the exclusive right to provide 100% digital, 100% PCS services under the Sprint and Sprint PCS brand names in our territory in the southeastern United States. We completed our radio frequency design, network design and substantial site acquisition and cell site engineering, and commenced construction of our PCS network in November 1998. In January 2000 we began commercial operations with the launch of two markets covering 1.5 million residents in our territory.

     Sprint PCS has invested $44.6 million to purchase the PCS licenses in our territory and incurred additional expenses for microwave clearing. Under our long-term agreements with Sprint PCS, we manage the network on Sprint PCS' licensed spectrum as well as the Sprint and Sprint PCS brand names royalty-free during our affiliation with Sprint PCS. We also have access to Sprint PCS' national marketing support and distribution programs and are entitled to buy network and subscriber equipment and handsets at the same discounted rates offered by vendors to Sprint PCS based on its large volume purchases. In exchange for these benefits, we are entitled to receive 92%, and Sprint PCS is entitled to retain 8% of collected service revenues from customers in our territory. We are entitled to 100% of revenues collected from the sale of handsets and accessories, on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network, and on roaming revenues from non-Sprint PCS customers.

     Through March 31, 2000, we have incurred $134.0 million of capital expenditures related to the build-out of our PCS network. As a result of the progress made on our PCS network build-out, we were able to open the network for a portion of our territory for roaming coverage along Interstate 85 between Atlanta, Georgia and Charlotte, North Carolina in November 1999. In January 2000 we launched commercial PCS operations in the Greenville-Spartanburg and Anderson, South Carolina markets and the Hickory and Asheville, North Carolina markets. In March 2000 we launched our Myrtle Beach, South Carolina markets and the Wilmington and Rocky Mount, North Carolina markets. At March 31, 2000, we offered personal communication services to 2.3 million residents in our territory of 6.8 million residents. We expect to extend our commercial operations during the balance of 2000 and anticipate substantially completing the build-out of our PCS network by the end of our fiscal year 2000 covering approximately 74% of the resident population in our territory of 6.8 million.

RESULTS  OF  OPERATIONS

     FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999:

Customer  Additions

     As of March 31, 2000, the Company provided personal communication services to 6,378 customers resulting from the commercial launch of seven markets in the second fiscal quarter.

Revenues

     Service revenue and equipment revenue were $460,000 and $304,000, respectively, for the three months ended March 31, 2000. These initial revenues were the result of launching commercial operations in seven markets during the quarter. Service revenue consists of monthly recurring access and feature charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan. Equipment revenue is derived from the sale of handsets and accessories, net of an allowance for returns. Our handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint PCS for refurbishing, we receive a credit from Sprint PCS, which is less than the amount we originally paid for the handset. Roaming revenue of $816,000 was recorded during the three months ended March 31, 2000. We receive Sprint PCS roaming revenue at a per-minute rate from Sprint PCS or another Sprint PCS affiliate when Sprint PCS subscribers outside of our territory use our network. We also receive non-Sprint PCS roaming revenue when subscribers of other wireless service providers roam on our network. No revenue was recorded for the three months ended March 31, 1999.

Cost  of  Service  and  Roaming  and  Cost  of  Equipment

     The cost of service and roaming and the cost of equipment was $5.5 million and $1.1 million, respectively, for the three months ended March 31, 2000. Cost of service represents network operating costs (including salaries, cell site lease payments, fees related to data transfer via T-1 and other transport lines, inter-connect fees and other expenses related to network operations), roaming expense when AirGate customers place calls on Sprint PCS's network, back office services provided by Sprint PCS such as customer care, billing and activation, long distance expense relating to inbound roaming revenue and the 8% of collected service revenue representing the sprint affiliation fee. The sprint affiliation fee totaled $39,000 in the three month period ended March 31, 2000. There were approximately 38 employees performing network operations functions at March 31, 2000. Cost of equipment includes the cost of handsets and accessories. The cost of handsets exceeds the retail price because we subsidize the price of handsets to remain competitive in the marketplace. Certain of our distribution channels effect direct shipment whereby only the handset subsidy is recorded. There were no cost of service and equipment recognized for the three months ended March 31, 1999.

Selling  and  Marketing

     We incurred expenses of $3.4 million during the three month period ended March 31, 2000 for marketing costs associated with our market launches in 2000. These amounts include retail store costs such as salaries and rent in addition to promotion, advertising and commission costs. At March 31, 2000, there were approximately 90 employees performing sales and marketing functions compared to one employee as of March 31, 1999. The Company did not incur any significant selling and marketing expenses in the three months ended March 31, 1999.

General  and  Administrative

     For the three months ended March 31, 2000, we incurred expenses of $3.2 million compared to $598,000 for the three months ended March 31, 1999, an increase of $2.6 million. The increase is primarily comprised of additional rent, professional and consulting fees, recruiting and relocation costs relating to growth in the number of employees. Increased professional fees accounted for approximately $1.1 million of the increase. Of the approximately 162 employees at March 31, 2000, approximately 34 employees were performing corporate support functions compared to 10 employees as of March 31, 1999.

Noncash  Stock  Option  Compensation

     Noncash stock option compensation expense was $309,000 for the three months ended March 31, 2000. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of the Company's common stock at the date of grant and is recognized as noncash stock option compensation expense in the period in which the related services are rendered.

Depreciation  and  Amortization

     For the three months ended March 31, 2000, depreciation and amortization expense increased $1.8 million to $2.0 million compared to $238,000 for the same period in 1999. The increase in depreciation and amortization expense relates primarily to network assets placed in service to support our commercial launch. Depreciation and amortization will continue to increase as additional portions of our network are placed into service. We incurred capital expenditures of $58.3 million in the three months ended March 31, 2000 related to the continued build-out of our PCS network which included approximately $2.0 million of capitalized interest.

Interest  Income

     For the three months ended March 31, 2000, interest income was $2.7 million. Interest income is generated from cash proceeds originating from our initial public equity and units offering completed on September 30, 1999. As capital expenditures are made to complete the build-out of our PCS network, decreasing cash balances will result in lower interest income for the remainder of fiscal 2000.

Interest  Expense

     For the three months ended March 31, 2000, interest expense was $5.8 million, an increase of $5.1 million over the same period in 1999. The increase is primarily attributable to the $5.3 million accretion of original issue discount on the senior subordinated discount notes and $1.7 million associated with the Lucent Financing partially offset by $2.0 million of capitalized interest. The Company had borrowings of $169.1 million as of March 31, 2000 compared to $158.0 million at September 30, 1999 and $19.2 million at March 31, 1999.

Net  Loss

     For the three months ended March 31, 2000, the net loss was $17.1 million, an increase of $15.5 million compared to the net loss of $1.6 million for the same period in 1999. The Company expects that its net losses will continue to increase throughout fiscal 2000.

     FOR THE SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1999:

Revenues

     Service revenue and equipment revenue were $460,000 and $304,000 for the six months ended March 31, 2000, respectively, as a result of launching commercial operations in seven markets during the January and March 2000. Roaming revenue of $946,000 was recorded during the six months ended March 31, 2000. No revenue was recorded for the six months ended March 31, 1999.

Cost  of  Service  and  Roaming  and  Cost  of  Equipment

     The cost of service and the cost of equipment was $8.4 million and $1.1 million, respectively, for the six months ended March 31, 2000, related directly to the launch of commercial operations in January 2000. The Sprint Affiliation fee totaled $39,000 in the six month period ended March 31, 2000. There were approximately 38 employees performing network operations functions at March 31, 2000. There were no cost of service or cost of equipment recognized for the six months ended March 31, 1999, as principal operations had not yet commenced.

Selling  and  Marketing

     We incurred expenses of $4.6 million during the six month period ended March 31, 2000 for marketing costs associated with our market launches in January and March 2000. At March 31, 2000, there were approximately 90 employees performing sales and marketing functions compared to one employee as of March 31, 1999. The Company did not incur any significant selling and marketing expenses in the six months ended March 31, 1999.

General  and  Administrative

     For the six months ended March 31, 2000, we incurred expenses of $4.7 million compared to $1.6 million for the six months ended March 31, 1999, an increase of $3.1 million. The increase is primarily comprised of additional rent, professional fees, consulting fees for outsourced labor and salaries, recruiting and relocation costs relating to growth in the number of employees. There were approximately 37 employees performing corporate support functions at March 31, 2000 compared to 10 employees as of March 31, 1999.

Noncash  Stock  Option  Compensation

     Noncash stock option compensation expense was $713,000 for the six months ended March 31, 2000. No noncash stock option compensation expense was recorded in the six month period ended March 31, 1999.

Depreciation  and  Amortization

     For the six months ended March 31, 2000, depreciation and amortization expense was $2.6 million compared to $414,000 for the same period in 1999. The increase in depreciation and amortization expense relates primarily to network equipment placed in service to support our commercial launch. Depreciation and amortization will continue to increase as additional portions of our network are placed into service. We incurred capital expenditures of $92.2 million in the six months ended March 31, 2000 related to the continued build-out of our PCS network which included approximately $3.6 million of capitalized interest.

Interest  Income

     For the six months ended March 31, 2000, interest income was $6.2 million. Interest income is generated from cash proceeds originating from our initial public equity and units offering completed on September 30, 1999. As capital expenditures are made to complete the build-out of our PCS network, decreasing cash balances will result in lower interest income for the remainder of fiscal 2000.

Interest  Expense

     For the six months ended March 31, 2000, interest expense was $12.8 million, an increase of $11.7 million over the same period in 1999. The increase is primarily attributable to the $10.5 million accretion of original issue discount on the senior subordinated discount notes and $3.9 million associated with the Lucent Financing partially offset by $3.6 million of capitalized interest. The Company had borrowings of $169.1 million as of March 31, 2000 compared to $158.0 million at September 30, 1999 and $19.2 million at March 31, 1999.

Net  Loss

     For the six months ended March 31, 2000, the net loss was $26.9 million, an increase of $23.7 million compared to a net loss of $3.2 million for the six months ended March 31, 1998. The Company expects that its net losses will continue to increase throughout fiscal 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2000, the Company had $147.5 million in cash and cash equivalents, as compared to $258.9 million in cash and cash equivalents at September 30, 1999. Working capital was $127.1 million at March 31, 2000 as compared to working capital of $231.0 million at September 30, 1999.

Net  Cash  Provided  By  (Used  In)  Operating  Activities

     The $1.9 million of cash provided by operating activities in the six months ended March 31, 2000 was the result of the Company's $26.9 million net loss being fully offset by a net $13.8 million in cash provided by changes in working capital and depreciation and amortization of note discounts of $15.0 million.

Net  Cash  Used  in  Investing  Activities

     The $105.6 million of cash used in investing activities represents cash outlays for capital expenditures during the six months ended March 31, 2000. We made a total of $92.2 million of capital expenditures in the six months ended March 31, 2000. Further, cash payments of $16.2 million were made for equipment purchases made through accrued expenses at September 30, 1999 partially offset by equipment purchases of $2.8 million made through accounts payable at March 31, 2000.

Net  Cash  Used  In  Financing  Activities

     The $7.7 million in cash used in financing activities consisted of the repayment of the $7.7 million unsecured promissory note.

     We closed our offerings of equity and debt funding on September 30, 1999. The total equity amount raised was $131.0 million, or $120.5 million in net proceeds. Concurrently, we closed our units offering consisting of $300 million principal amount at maturity 13.5% senior subordinated discount notes due 2009 and warrants to purchase 644,400 shares of our common stock at $0.01 per share. The gross proceeds from the units offering were $156.1 million, or $149.4 million in net proceeds. The senior subordinated discount notes will require cash payments of interest beginning on April 1, 2005.

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

SEASONALITY

     Our business is subject to seasonality because the wireless industry is heavily dependent on fourth calendar quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including: the increasing use of retail distribution, which is heavily dependent upon the year-end holiday shopping season; the timing of new product and service announcements and introductions; competitive pricing pressures; and aggressive marketing and promotions. The increased level of activity requires a greater use of the Company's available financial resources during this period.

INFLATION

     Management believes that inflation has not had, and does not expect to have, a material adverse effect on our results of operations.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, our operations are exposed to interest rate risk on our financing from Lucent and any future financing requirements. Our fixed rate debt consists primarily of the accreted carrying value of the senior subordinated discount notes ($166.6 million at March 31, 2000). Our variable rate debt consists of borrowings made under the Lucent Financing ($13.5 million at March 31, 2000). The Company's primary interest rate risk exposures relate to (i) the interest rate on the Company's long-term borrowings; (ii) the Company's ability to refinance its senior subordinated discount notes at maturity at market rates; and (iii) the impact of interest rate movements on the Company's ability to meet interest expense requirements and financial covenants under the Company's debt instruments.

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

     The following table presents the estimated future balances of outstanding long-term debt at the end of each period and future required annual principal payments for each period then ended associated with the senior subordinated discount notes and the Lucent Financing based on our projected level of long-term indebtedness:

                                                            TWELVE MONTHS ENDED MARCH 31,
                                         --------------------------------------------------------------------------
                                              2001       2002        2003          2004         2005     THEREAFTER
                                                             (DOLLARS IN THOUSANDS)

Senior  subordinated  discount  notes    $  189,865   $  216,379   $ 246,593   $  281,023   $  300,000       -
Fixed  interest  rate                         13.5%        13.5%       13.5%        13.5%        13.5%     13.5%
Principal  payments                              -           -           -            -            -     $ 300,000

Lucent  financing                         $  55,500   $  133,325   $ 151,002   $  142,325   $  120,005       -
Variable  interest  rate  (1)                10.05%       10.05%      10.05%       10.05%       10.05%     10.05%
Principal  payments                             -            -     $   1,013   $    2,025   $    2,025   $ 120,005


(1) Interest rate on the Lucent financing equals the London Interbank Offered Rate (''LIBOR'') +3.75%. LIBOR is assumed to equal 6.3% for all periods presented.

                           PART II.  OTHER INFORMATION


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On September 30, 1999, we completed the concurrent offerings of equity and debt funding with total net proceeds of approximately $269.9 million. In the six months ended March 31, 2000, we have utilized $105.6 million to fund capital expenditures relating to the build-out of our PCS network and $7.7 million to repay indebtedness.


ITEM  5.  OTHER  INFORMATION

ADDITIONAL  DIRECTOR  NAMED

     On February 1, 2000, we announced that John R. Dillon, retired senior vice president and chief financial officer of Cox Enterprises, was appointed to fill the remaining vacancy on the Board of Directors with a term to expire at the annual meeting in 2001.

RISK  FACTORS

The following risk factors update and supercede the risk factors contained in our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

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

If Sprint PCS does not complete the construction of its nationwide PCS network, we may not be able to attract and retain customers

     Sprint PCS' network may not provide nationwide coverage to the same extent as its competitors which could adversely affect our ability to attract and retain customers. Sprint PCS is creating a nationwide PCS network through its own construction efforts and those of its affiliates. Today, Sprint PCS is still constructing its nationwide network and does not offer PCS services, either on its own network or through its roaming agreements, in every city in the United States. Sprint PCS has entered into, and anticipates entering into, affiliation agreements similar to ours with companies in other territories pursuant to its nationwide PCS build-out strategy. Our results of operations are dependent on Sprint PCS' national network and, to a lesser extent, on the networks of its other affiliates. Sprint PCS and its affiliate program are subject, to varying degrees, to the economic, administrative, logistical, regulatory and other risks described in other risk factors contained below.
Sprint  PCS'  and  its  other  affiliates' PCS operations may not be successful.

We do not have an operating history and if we do not successfully manage our anticipated rapid growth, we may not be able to complete our PCS network by our target date, if at all

     Our performance as a PCS provider will depend on our ability to manage successfully the network build-out process, implement operational and administrative systems, expand our base of 162 employees as of March 31, 2000 and train and manage our employees, including engineering, marketing and sales personnel. We have completed our radio frequency design, network design and substantial site acquisition and cell site engineering, and commenced construction of our PCS network in November 1998. We launched commercial PCS operations in the first calendar quarter of 2000 in certain markets in our territory. We will require expenditures of significant funds for the development, construction, testing and deployment of our PCS network. These activities are expected to place significant demands on our managerial, operational and financial resources.

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

We have substantial debt which we may not be able to service and which may result in our lenders controlling our assets in an event of default

     Our substantial debt will have a number of important consequences for our operations and our investors, including the following:

- we will have to dedicate a substantial portion of any cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce funds available for other purposes;

- we may not have sufficient funds to pay interest on, and principal of, our debt;

- we may not be able to obtain additional financing for currently unanticipated capital requirements, capital expenditures, working capital requirements and other corporate purposes;

- some of our debt, including borrowings under the Lucent Financing, will be at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates; and

- due to the liens on substantially all of our assets and the pledges of stock of our subsidiary and future subsidiaries that secure our senior debt and our senior subordinated discount notes, lenders or holders of our senior subordinated discount notes may control our assets or our subsidiaries' assets upon a default.

     As of March 31, 2000, our outstanding long-term debt totaled $169.1 million. Under our current business plan, we expect to incur substantial additional debt before achieving break-even operating cash flow. Accordingly, we may utilize some portion, if not all, of the $140.0 million of additional available borrowings under our financing from Lucent.

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

- that the representations and warranties in the loan documents are true and correct; and

-     the  absence  of  a  default  under  our  loan  documents.
     If we do not meet these conditions at each funding date, the lenders may not lend any or all of the remaining amounts, and if other sources of funds are not available, we may not be in a position to complete the build-out of our PCS network. If we do not have sufficient funds to complete our network build-out, we may be in breach of our management agreement with Sprint PCS and in default under our financing from Lucent and under our senior subordinated discount notes.

If we lose the right to install our equipment on wireless towers owned by other carriers or fail to obtain zoning approval for our cell sites, we may have to rebuild our network

     We expect more than 95% of our cell sites to be collocated on facilities shared with one or more wireless providers. We will collocate over 150 of these sites on facilities owned by one tower company. If our master collocation agreement with that tower company were to terminate, we would have to find new sites, and if the equipment had already been installed we might have to rebuild that portion of our network. Some of the cell sites are likely to require us to obtain zoning variances or other local governmental or third party approvals or permits. We may also have to make changes to our radio frequency design as a result of difficulties in the site acquisition process.

We may have difficulty in obtaining infrastructure and subscriber equipment required in order to meet our network construction deadlines required under our management agreement and attract customers

     If we are not able to acquire the equipment required to build our PCS network in a timely manner, we may be unable to provide wireless communications services comparable to those of our competitors or to meet the requirements of our agreements with Sprint PCS. The demand for the equipment that we require to construct our PCS network is considerable, and manufacturers of this equipment could have substantial order backlogs. Accordingly, the lead-time for the delivery of this equipment may be long. Some of our competitors purchase large quantities of communications equipment and may have established relationships with the manufacturers of this equipment. Consequently, they may receive priority in the delivery of this equipment. We also depend on equipment vendors for an adequate supply of subscriber equipment, including handsets. If the supply or subscriber equipment is inadequate or delayed, we may have difficulty in attracting customers.

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

Our relationship with Sprint PCS or its successor may be adversely affected by the proposed merger of Sprint and MCI WorldCom, which could result in a name change or restrict our ability to operate successfully

     Sprint or Sprint PCS may experience a change of control, sale or merger that could adversely affect our relationships with them or result in a name change. Sprint and MCI WorldCom have announced that the boards of directors of both companies have approved a definitive merger agreement whereby the two companies would merge to form a new company called WorldCom. The companies' shareholders approved the merger on April 28, 2000. The completion of the merger is still subject to various conditions, including the approvals of the Federal Communications Commission, the Justice Department, various state governmental bodies and foreign antitrust authorities. If the merger is completed, we expect that our affiliation agreements with the merged company would be on the same terms as our current affiliation agreements with Sprint PCS. However, the consummation of the merger may increase the likelihood that our affiliation agreements will not be renewed if, among other reasons, the combined company has a different strategy related to affiliate relationships. Additionally, we may need to enter into new trademark agreements with the merged entity if the merger results in a name change. The results of the merger may alter the nature of our relationship with Sprint PCS, which could restrict our ability to operate successfully. Any negative impact on Sprint as a result of the merger could have a negative impact on us as a Sprint PCS affiliate.


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

Regulation by government agencies may increase our costs of providing service or require us to change our services

     The licensing, construction, use, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated to varying degrees by the FCC, the Federal Aviation Administration and, depending on the jurisdiction, state and local regulatory agencies and legislative bodies. Adverse decisions regarding these regulatory requirements could negatively impact our operations and our cost of doing business. The Sprint PCS agreements reflect an affiliation that the parties believe meets the FCC requirements for licensee control of licensed spectrum. If the FCC were to determine that our agreements with Sprint PCS need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the agreements as necessary to cause the agreements to comply with applicable law and to preserve to the extent possible the economic arrangements set forth in the agreements. If the agreements cannot be modified, the agreements may be terminated pursuant to their terms.

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


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

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

10.7* Commercial Real Estate Lease dated August 7, 1999 between AirGate and Perry Company of Columbia, Inc. to lease a warehouse facility

10.8*     Form  of  Indemnification  Agreement

10.9 Employment Agreement date April 9, 1999 between AirGate and Thomas M. Dougherty

10.10*     Form  of  Executive  Employment  Agreement

10.11**     1999  Stock  Option  Plan

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

10.15* Form of Warrant for units offering (including form of warrant in units offering and form of unit)

10.16 First Amendment To Employment Agreement dated December 20, 1999 between AirGate and Thomas M. Dougherty

10.17 Retention Bonus Agreement dated May 4, 2000, between AirGate and Thomas M. Dougherty

27         Financial  Data  Schedule


* Incorporated herein by reference from exhibits contained in the registration statement on Form S-1 (Registration File Nos. 333-79189-02 and 333-79189-01) declared effective by the Securities and Exchange Commission on September 27, 1999

**  Incorporated  herein  by  reference  from exhibits contained in registration
statement  on  Form  S-8  dated    April  10,  2000


(b)     Reports  on  Form  8-K

None.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer duly authorized.


                                                         AirGate  PCS,  Inc.

                                         By:      /s/  Alan  B.  Catherall
                                             ---------------------------------
                                         Name:      Alan  B.  Catherall
                                         Title:     Chief  Financial  Officer


Date:     May  15,  2000                        /s/  Alan  B.  Catherall       _
                                             --------------------------------
                                                    Alan  B.  Catherall
                                                    Chief  Financial  Officer
                                                    (Principal  Financial  and
                                                     Accounting  Officer)