Form 10-Q
period 2000-06-30
AIRGATE PCS INC /DE/
filed 2000-08-14
CIK 1086844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM  10-Q

(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTER  ENDED  JUNE  30,  2000.

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


12,682,971 shares of Common Stock, $0.01 par value per share, were outstanding as of August 8, 2000.



Indicate  by  a  check  mark  whether  the  registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes  __X___          No ____

AIRGATE  PCS,  INC.

THIRD  QUARTER  REPORT

Table  of  Contents

PART  I  FINANCIAL  INFORMATION

Item  1.     Financial  Statements

     Consolidated Balance Sheets (unaudited) at June 30, 2000 and September 30, 1999

     Consolidated Statements of Operations (unaudited) for the three and nine months ended June 30, 2000 and 1999

     Consolidated Statements of Cash Flows (unaudited) for the nine months ended June 30, 2000 and 1999

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

Item  5.     Other  Information

Item  6.     Exhibits  and  Reports  on  Form  8-K

                         PART I.  FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS

                AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
            (dollars in thousands, except share and per share amounts)

                                                June 30,     September 30,
                                                   2000          1999
                                                   ----          ----
              ASSETS
Current  assets:
    Cash and cash equivalents                    $ 92,221     $258,900
    Trade receivables, net                          3,659           -
    Due from AirGate Wireless, LLC                     -           751
    Other current assets                            6,593        2,819
                                                 --------     ---------
        Total current assets                      102,473      262,470

    Property and equipment, net                   160,830       44,206
    Financing costs                                 9,502       10,399
    Other assets                                      290          245
                                                 --------     ---------
                                                 $273,095     $317,320
                                                 ========     =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                            $  8,230     $  2,216
     Accrued expenses                              12,311       20,178
     Accrued interest                                 392        1,413
     Current maturities of long-term debt              -         7,700
                                                 --------     ---------
        Total current liabilities                  20,933       31,507
     Long-term debt, excluding
        current maturities                        174,861      157,967
                                                 --------     ---------
         Total liabilities                        195,794      189,474
                                                 --------     ---------
     Stockholders' equity:
Preferred stock, par value, $.01 per share;
    5,000,000 shares authorized; no shares
    issued and outstanding                          -             -
Common stock, par value, $.01 per share;
     150,000,000  shares  authorized;
     12,473,802 and 11,957,201  shares
     issued and outstanding at June 30, 2000
     and September 30, 1999, respectively            125          120
Additional paid-in capital                       160,622      157,880
Accumulated deficit                             (79,382)      (27,254)
Unearned stock option compensation               (4,064)       (2,900)
                                                ---------    ---------
     Total stockholders' equity                  77,301       127,846
     Commitments  and  contingencies                -            -
                                                ---------     --------
                                               $273,095      $317,320
                                                =======       =======


See accompanying notes to consolidated financial statements


                AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
           (dollars in thousands, except share and per share amounts)



                                            Three Months               Nine Months
                                               Ended                     Ended
                                              June 30,                  June 30,

                                         2000         1999          2000         1999
                                     ------------  -----------  ------------  -----------
Revenues:
  Service revenue                    $     2,034   $        -   $     2,494   $        -
  Roaming revenue                          3,771            -         4,717            -
  Equipment revenue                          737            -         1,041            -
                                     ------------  -----------  ------------  -----------
    Total revenues                   $     6,542   $        -   $     8,252   $        -

Operating expenses:
  Cost of service and roaming             (7,382)           -       (15,786)           -
  Cost of equipment                       (1,363)           -        (1,974)           -
  Selling and marketing                   (8,685)           -       (13,723)           -
  General and administrative              (4,823)      (1,201)       (9,525)      (2,844)
  Noncash stock option compensation         (354)           -        (1,067)           -
  Depreciation and amortization           (4,235)        (171)       (6,795)        (585)
                                     ------------  -----------  ------------  -----------
    Operating loss                       (20,300)      (1,372)      (40,618)      (3,429)
Interest income                            2,005            -         8,083            -
Interest expense                          (6,901)      (4,813)      (19,593)      (5,934)
                                     ------------  -----------  ------------  -----------
    Net loss                         $   (25,196)  $   (6,185)  $   (52,128)  $   (9,363)
                                     ============  ===========  ============  ===========
Basic and diluted net loss per
  share of common stock              $     (2.03)  $    (1.83)  $     (4.27)  $    (2.77)
                                     ============  ===========  ============  ===========

Weighted-average outstanding
  common shares                       12,435,644    3,382,518    12,212,480    3,382,518
                                     ============  ===========  ============  ===========




See  accompanying  notes  to  consolidated  financial  statements

                AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)


                                                                     Nine Months
                                                                    ended June 30,

                                                                   2000       1999
                                                                ----------  --------
Cash flows from operating activities:
  Net loss                                                      $ (52,128)  $(9,363)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                 6,795       585
      Provision for doubtful accounts                                 162        -
      Accretion of original issue discounts on long-term debt      17,091     5,037
      Amortization of financing costs                                 897        -
      Noncash stock option compensation                             1,067        -
      (Increase) decrease in:
        Due from AirGate Wireless, LLC                                751      (751)
        Trade receivables                                          (3,821)       -
        Other current assets                                       (3,773)     (313)
        Other assets                                                  (45)     (131)
      Increase (decrease) in:
        Accounts payable                                            1,238       354
        Accrued expenses                                            7,107        -
        Accrued interest                                             (919)    1,213
                                                                ----------  --------
          Net cash used in operating activities                   (25,578)   (3,369)
                                                                ----------  --------
Cash flows from investing activities:
  Capital expenditures                                           (133,506)   (7,140)
                                                                ----------  --------
          Net cash used in investing activities                  (133,506)   (7,140)
                                                                ----------  --------
Cash flows from financing activities:
  Proceeds from notes payable                                          -      12,530
  Payment on notes payable                                         (7,700)        -
  Proceeds from exercise of stock purchase warrants                     5         -
  Proceeds from exercise of common stock options                      100         -
  Offering costs                                                       -       (337)
  Payments on notes payable to stockholders                            -       (700)
                                                                ---------- ----------
          Net cash (used in) provided by financing activities      (7,595)   11,493
                                                                ----------  --------
          Net (decrease) increase in cash and cash equivalents   (166,679)      984
Cash and cash equivalents at beginning of period                  258,900     1,926
                                                                ----------  --------
Cash and cash equivalents at end of period                      $  92,221   $ 2,910
                                                                ==========  ========
Supplemental disclosure of cash flow information -
  cash paid for interest                                        $   2,094   $   852
                                                                ==========  ========
Supplemental disclosure of noncash investing and
   financing activities:
    Capitalized interest                                            4,733        -
    Grant of warrants related to Lucent Financing                     198        -
    Notes payable and accrued interest converted to equity            102        -
    Grant of compensatory stock options                             2,231        -
    Network assets acquired and not yet paid for                    6,149        -






See  accompanying  notes  to  consolidated  financial  statements

                AIRGATE PCS, INC. AND SUBSIDIARY AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (unaudited)

 (1)     Basis  of  Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by management. The consolidated financial statements included herein include the accounts of AirGate PCS, Inc. and its wholly-owned subsidiary, AGW Leasing Company, Inc., and their predecessor entities (AirGate, LLC, AirGate Wireless, LLC, and AirLink II, LLC) for all periods presented. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of AirGate PCS, Inc. ("AirGate" or the "Company") and subsidiary and predecessors. The results of operations for the three and nine months ended June 30, 2000 are not indicative of the results that may be expected for the full fiscal year of 2000. The financial information presented herein should be read in conjunction with the Company's Form 10-K for the year ended September 30, 1999 which includes information and disclosures not included herein. All significant intercompany accounts or balances have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current year presentation.

(2)     Net  Loss  Per  Share

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



The reconciliation of weighted-average outstanding common shares to weighted-average outstanding shares including potentially dilutive common stock equivalents is set forth below:



                                                Three Months             Nine Months
                                                    Ended                  Ended
                                                  June 30,                June 30,

                                               2000       1999        2000       1999
                                            ----------  ---------  ----------  ---------

Weighted-average outstanding common shares  12,435,644  3,382,518  12,212,480  3,382,518

Weighted-average potentially dilutive
  common stock equivalents:
    Common stock options                       907,416        -       884,135        -
    Stock purchase warrants                    411,035        -       407,787        -
                                            ---------- ----------  ---------   ---------
Weighted-average outstanding shares
  including potentially dilutive common
  stock equivalents                         13,754,095  3,382,518  13,504,402  3,382,518
                                            ==========  =========  ==========  =========








(3)     Revenue  Recognition

The accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." Accordingly, a like amount of direct customer activation and acquisition expense has been deferred and will be recorded over the same period. As of June 30, 2000, the Company has recognized $20,000 of activation fee revenue and expense and has deferred $437,000 of activation fee revenue and expense to future periods.


(4)     Due  from  AirGate  Wireless,  LLC

On January 27, 2000, the Company collected all principal and accrued interest relating to the receivable from AirGate Wireless, LLC.


(5)     Trade  Receivables,  net

Trade receivables represent amounts due from Sprint PCS related to roaming revenues and amounts due from customers for services provided including monthly airtime charges. Trade receivables are recorded net of the allowance for doubtful accounts of $162,000.


(6)     Other  Current  Assets

Inventories consist of handsets and related accessories. Inventories are carried at the lower of cost (determined using the weighted average method) or market. Other current assets consists of the following at June 30, 2000 and September 30, 1999 (dollars in thousands):




                                          June 30,          September 30,

                                           2000                1999
                                          ------              ------
  Prepaid expenses                        $3,127              $1,596
  Inventories                              1,378                 -
  Current portion of financing costs       1,223               1,223
  Interest receivable and other              865                 -
                                          ------              ------
    Other current assets                  $6,593              $2,819
                                          ======              ======

(7) Property  and  Equipment,  net

Property and equipment consists of the following at June 30, 2000 and September 30, 1999 (dollars in thousands):




                                                   June 30,   September 30,

                                                     2000         1999
                                                   ---------    --------
  Network assets                                   $140,880     $ 7,700
  Computer equipment                                  1,795          89
  Furniture, fixtures, and office equipment           4,754          87
                                                   ---------    --------
                                                    147,429       7,876
  Less accumulated depreciation and amortization     (7,765)      (971)
                                                   ---------    --------
                                                    139,664       6,905
  Construction in progress (network build-out)       21,166      37,301
                                                   ---------    --------
    Property and equipment, net                    $160,830     $44,206
                                                   =========    ========












(8)     Common  Stock  Purchase  Warrants

Senior  Subordinated  Discount  Notes

On January 3, 2000, the Company's registration statement on Form S-1, relating to warrants to purchase 644,400 shares of common stock issued together, as units, with the Company's $300 million of 13.5% senior subordinated discount notes due 2009, was declared effective by the Securities and Exchange
Commission.  On  September  30,  1999,  the  Company  received gross proceeds of
$156.1 million from the issuance of 300,000 units, each unit consisting of a $1,000 principal amount at maturity 13.5% senior subordinated discount note due 2009 and one warrant to purchase 2.148 shares of common stock at a price of $0.01 per share. The warrants are exercisable beginning upon the effective date of the registration statement registering such warrants, for an aggregate of 644,400 shares of common stock and expire October 1, 2009. As of June 30, 2000, warrants representing 496,921 shares of common stock had been exercised and warrants representing 147,479 shares of common stock remain outstanding.

Lucent  Financing

On June 1, 2000, the Company issued stock purchase warrants to Lucent Technologies in consideration of the Lucent Financing (as defined below). The exercise price of the warrants equals $20.40 per share, and the warrants are exercisable for an aggregate of 10,175 shares of the Company's common stock at any time. The warrants expire on the earlier of August 15, 2004 or August 15, 2001, if, as of such date, the Company has paid in full all outstanding amounts under the Lucent Financing and has terminated the remaining unused portion of the commitments under the Lucent Financing. The Company has recorded a discount on the associated credit facility of $198,000 which represents the fair value of the warrants on the date of grant using a Black-Schoales valuation. The discount will be recognized as interest expense over the period from the date of issuance to maturity using the effective interest method. All of these warrants remain outstanding at June 30, 2000.

(9)     Common  Stock

On May 26, 2000, at a Special Meeting of the stockholders of AirGate PCS, Inc., the stockholders voted to amend our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock, par value $0.01 per share, from 25,000,000 shares to 150,000,000 shares.


(10)     Commitment  and  Contingencies

On May 4, 2000, the Company entered into a retention bonus agreement with Thomas
M. Dougherty, its Chief Executive Officer. Provided Mr. Dougherty is employed by the Company on specified payment dates, generally quarterly, extending to January 15, 2004, periodic retention bonuses totaling $3.6 million will be earned and paid to Mr. Dougherty by the Company. Compensation expense of $1.1 million was recorded in the three months ended June 30, 2000 related to amounts earned under the retention bonus agreement. Under the terms of the agreement, partial acceleration of the future payments would occur upon a change in control of the Company.


(11)     Subsequent  Events

(a) On July 11, 2000, warrants held by Weiss, Peck and Greer Venture Partners Affiliated Funds to acquire 214,413 shares of common stock at a price of $12.75 per share were exercised. Net of shares surrendered in payment of the exercise price, 173,457 shares of common stock were issued.

(b) On August 9, 2000, our Vice President of Law and Secretary terminated employment with the Company. Pursuant to the 1999 stock option plan, the vesting of previously unvested stock options will result in the company recording non-cash stock option compensation expense of $259,000 in the three months ended September 30, 2000.


(12)     AGW  Leasing  Company,  Inc.  -  Wholly-Owned  Subsidiary

AGW Leasing Company, Inc. ("AGW") is a wholly-owned subsidiary of AirGate. AGW has fully and unconditionally guaranteed the Company's senior subordinated discount notes and Lucent Financing. AGW was formed to hold the leasehold interests for the Company's PCS network. AGW also was a registrant under the Company's registration statement (Registration File Number 333-78189-01) declared effective by the Securities and Exchange Commission on September 27, 1999.

The unaudited condensed consolidating financial statements as of and for the nine months ended June 30, 2000 are as follows (dollars in thousands):



                                                          AirGate PCS, Inc.   AGW Leasing

                                                          and Predecessors    Company, Inc.    Eliminations    Consolidated
                                                         ------------------  ---------------  --------------  --------------
Cash and cash equivalents                                $          92,221   $            -   $           -   $      92,221
Trade receivables and other current assets                          18,238                -          (7,986)         10,252
Property and equipment, net                                        160,830                -               -         160,830
Other assets                                                         9,792                -               -           9,792
                                                         ------------------  ---------------  --------------  --------------
    Total assets                                         $         281,081   $            -   $      (7,986)  $     273,095
                                                         ==================  ===============  ==============  ==============

Accounts payable                                         $           8,230   $            -   $           -   $       8,230
Accrued expenses                                                    12,703            7,986          (7,986)         12,703
Long-term debt                                                     174,861                -               -         174,861
                                                         ------------------  ---------------  --------------  --------------
    Total liabilities                                              195,794            7,986          (7,986)        195,794

Common stock                                                           125                -               -             125
Additional paid-in capital                                         160,622                -               -         160,622
Accumulated deficit                                                (71,396)          (7,986)              -         (79,382)
Unearned stock option compensation                                  (4,064)               -               -          (4,064)
                                                         ------------------  ---------------  --------------  --------------
    Total liabilities and stockholders' equity(deficit)  $         281,081   $            -   $      (7,986)  $     273,095
                                                         ==================  ===============  ==============  ==============

Total revenues                                           $           8,252   $            -   $           -   $       8,252
Total expenses                                                     (53,773)          (6,607)              -         (60,380)
                                                         ------------------  ---------------  --------------  --------------
    Net loss                                             $         (45,521)  $       (6,607)  $           -   $     (52,128)
                                                         ==================  ===============  ==============  ==============








                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING  STATEMENTS

     Statements contained herein regarding expected financial results and other planned events are forward-looking statements that involve risk and uncertainties. Actual future events or results may differ materially from these statements. Readers are referred to the documents filed by AirGate PCS, Inc. with the Securities and Exchange Commission, specifically the most recent filings which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including potential fluctuations in quarterly results, our dependence on our affiliation with Sprint PCS, an adequate supply of infrastructure and subscriber equipment, dependence on new product development, rapid technological and market change, risks related to future growth and expansion, our significant level of indebtedness and volatility of stock prices. Certain of these risks are summarized under the caption "Risk Factors" included under Item 5 - Other Information of this quarterly report.


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

     Sprint PCS has invested $44.6 million to purchase the PCS licenses in our territory and incurred additional expenses for microwave clearing. Under our long-term agreements with Sprint PCS, we manage the network on Sprint PCS' licensed spectrum as well as use the Sprint and Sprint PCS brand names royalty-free during our affiliation with Sprint PCS. We also have access to Sprint PCS' national marketing support and distribution programs and are entitled to buy network and subscriber equipment and handsets at the same discounted rates offered by vendors to Sprint PCS based on its large volume purchases. In exchange for these benefits, we are entitled to receive 92%, and Sprint PCS is entitled to retain 8% of collected service revenues from customers in our territory. We are entitled to 100% of revenues collected from the sale of handsets and accessories, on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network, and on roaming revenues from non-Sprint PCS customers.

     Through June 30, 2000, we have incurred $162.0 million of capital expenditures related to the build-out of our PCS network. As a result of the progress made on our PCS network build-out, we were able to open the network for a portion of our territory for roaming coverage along Interstate 85 between Atlanta, Georgia and Charlotte, North Carolina in November 1999. In the three months ended March 31, 2000, we launched commercial PCS operations in the Greenville-Spartanburg, Anderson and Myrtle Beach, South Carolina markets and the Hickory, Asheville, Wilmington and Rocky Mount, North Carolina markets. In the three months ended June 30, 2000, we launched commercial PCS operations in the Charleston, Columbia and Florence, South Carolina markets, the Augusta and Savannah, Georgia markets and the Goldsboro, Jacksonville, New Bern, Orangeburg, Roanoke Rapids and Greenville-Washington, North Carolina markets. At June 30, 2000, we offered personal communication services to 5.0 million residents in our territory of 7.1 million residents based on 1998 population data. We expect to extend our commercial operations during the next three months and anticipate substantially completing the build-out of our PCS network by the end of our fiscal year 2000 covering approximately 75% of the resident population in our territory of 7.1 million.

RESULTS  OF  OPERATIONS

     FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999:

Customer  Additions

     As of June 30, 2000, the Company provided personal communication services to 23,482 customers, a net increase of 17,105 during the three months then ended, resulting from the commercial launch of eleven markets in the third fiscal quarter.

Average  Revenue  Per  User  (ARPU)

     An important operating metric in the wireless industry is Average Revenue Per User (ARPU) which summarizes the average monthly service revenue per customer, net of an allowance for doubtful accounts. For the three months ended June 30, 2000, ARPU was $54.

Revenues

     Service revenue and equipment revenue were $2.0 million and $737,000, respectively, for the three months ended June 30, 2000. These revenues were the result of launching commercial operations in eleven markets during the quarter. Service revenue consists of monthly recurring access and feature charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan. Equipment revenue is derived from the sale of handsets and accessories, net of an allowance for returns. Our handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint PCS for refurbishing, we receive a credit from Sprint PCS, which is less than the amount we originally paid for the handset.

 Roaming revenue of $3.8 million was recorded during the three months ended June 30, 2000. We receive Sprint PCS roaming revenue at a per-minute rate from Sprint PCS or another Sprint PCS affiliate when Sprint PCS subscribers outside of our territory use our network. We also receive non-Sprint PCS roaming revenue when subscribers of other wireless service providers roam on our network.

Cost  of  Service  and  Roaming  and  Cost  of  Equipment

     The cost of service and roaming and the cost of equipment was $7.4 million and $1.4 million, respectively, for the three months ended June 30, 2000. Cost of service represents network operating costs (including salaries, cell site lease payments, fees related to data transfer via T-1 and other transport lines, inter-connect fees and other expenses related to network operations), roaming expense when AirGate customers place calls on Sprint PCS's network or other third party networks, back office services provided by Sprint PCS such as customer care and billing, long distance expense relating to inbound roaming revenue and the 8% of collected service revenue representing the Sprint PCS affiliation fee. The Sprint PCS affiliation fee totaled $173,000 in the three month period ended June 30, 2000. There were approximately 45 employees performing network operations functions at June 30, 2000.

 Cost of equipment includes the cost of handsets and accessories sold to customers during the three months ended June 30, 2000. The cost of handsets exceeds the retail price because we subsidize the price of handsets to remain competitive in the marketplace.

Selling  and  Marketing

     We incurred expenses of $8.7 million during the three month period ended June 30, 2000 for selling and marketing costs associated with our market launches in 2000. These amounts include retail store costs such as salaries and rent in addition to promotion, advertising, commission costs, and handset subsidies on units sold by third parties for which the Company does not record revenue. At June 30, 2000, there were approximately 189 employees performing sales and marketing functions compared to one employee as of June 30, 1999.

General  and  Administrative

     For the three months ended June 30, 2000, we incurred expenses of $4.8 million compared to $1.2 million for the three months ended June 30, 1999, an increase of $3.6 million. The increase is primarily comprised of additional rent, professional and consulting fees and compensation, recruiting and relocation costs relating to growth in the number of employees. Increased professional fees accounted for approximately $1.0 million of the increase. Compensation expense of $1.1 million was recorded in the three months ended June 30, 2000 related to the retention bonus agreement with our Chief Executive Officer. Of the approximately 272 employees at June 30, 2000, approximately 38 employees were performing corporate support functions compared to 10 employees as of June 30, 1999.

Noncash  Stock  Option  Compensation

     Noncash stock option compensation expense was $354,000 for the three months ended June 30, 2000. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of the Company's common stock at the date of grant and is recognized as noncash stock option compensation expense in the period in which the related services are rendered.

Depreciation  and  Amortization

     For the three months ended June 30, 2000, depreciation and amortization expense increased $4.0 million to $4.2 million compared to $171,000 for the same period in 1999. The increase in depreciation and amortization expense relates primarily to network assets placed in service to support our commercial launch. Depreciation and amortization will continue to increase as additional portions of our network are placed into service. We incurred capital expenditures of $31.2 million in the three months ended June 30, 2000 related to the continued build-out of our PCS network which included approximately $1.2 million of capitalized interest.

Interest  Income

     For the three months ended June 30, 2000, interest income was $2.0 million. Interest income is generated from cash proceeds originating from our initial public equity and units offering completed on September 30, 1999. As capital expenditures are made to complete the build-out of our PCS network, decreasing cash balances will result in lower interest income for the remainder of fiscal 2000. No significant interest income was recorded in the three month period ended June 30, 1999.

Interest  Expense

     For the three months ended June 30, 2000, interest expense was $6.9 million, an increase of $2.1 million over the same period in 1999. The increase is primarily attributable to the $5.9 million accretion of original issue discount on the senior subordinated discount notes and $1.7 million associated with the Lucent Financing partially offset by $1.2 million of capitalized interest. The Company had borrowings of $174.9 million as of June 30, 2000 compared to $165.7 million at September 30, 1999 and $20.8 million at June 30, 1999.

Net  Loss

     For the three months ended June 30, 2000, the net loss was $25.2 million, an increase of $19.0 million compared to the net loss of $6.2 million for the same period in 1999.

     FOR THE NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1999:

Customer  Additions

     In the nine months ended June 30, 2000, the Company added a net 23,482 customers since the launch of commercial operations in January 2000.

Average  Revenue  Per  User  (ARPU)

     Average Revenue Per User (ARPU) which summarizes the average monthly service revenue per customer, net of an allowance for doubtful accounts was $54 for the period since commercial operations were launched in January 2000.

Revenues

     Service revenue and equipment revenue were $2.5 million and $1.0 million for the nine months ended June 30, 2000, respectively, as a result of launching commercial operations in eighteen markets during the nine months ended June 30, 2000. Roaming revenue of $4.7 million was recorded during the nine months ended June 30, 2000.

Cost  of  Service  and  Roaming  and  Cost  of  Equipment

     The cost of service and roaming and the cost of equipment was $15.8 million and $2.0 million, respectively, for the nine months ended June 30, 2000, related directly to the launch of commercial operations in January 2000. The Sprint PCS affiliation fee totaled $213,000 in the nine month period ended June 30, 2000.

Selling  and  Marketing

     We incurred expenses of $13.7 million during the nine month period ended June 30, 2000 for marketing costs associated with our eighteen market launches in 2000. Handset subsidies on units sold for which we did not record revenue totaled $1.6 million for the nine months ended June 30, 2000.

General  and  Administrative

     For the nine months ended June 30, 2000, we incurred expenses of $9.5 million compared to $2.8 million for the nine months ended June 30, 1999, an increase of $6.7 million. The increase is primarily comprised of additional rent, professional fees, consulting fees for outsourced labor and salaries and compensation, recruiting and relocation costs relating to growth in the number of employees. Compensation expense of $1.1 million was recorded in the nine months ended June 30, 2000 related to the retention bonus agreement with our Chief Executive Officer.

Noncash  Stock  Option  Compensation

     Noncash stock option compensation expense was $1.1 million for the nine months ended June 30, 2000.

Depreciation  and  Amortization

     For the nine months ended June 30, 2000, depreciation and amortization expense was $6.8 million compared to $585,000 for the same period in 1999. The increase in depreciation and amortization expense relates primarily to network equipment placed in service to support our commercial launch. Depreciation and amortization will continue to increase as additional portions of our network are placed into service. We incurred capital expenditures of $123.4 million in the nine months ended June 30, 2000 primarily related to the continued build-out of our PCS network which included approximately $4.7 million of capitalized interest.

Interest  Income

     For the nine months ended June 30, 2000, interest income was $8.1 million. Interest income is generated from cash proceeds originating from our initial public equity and units offering completed on September 30, 1999. As capital expenditures are made to complete the build-out of our PCS network, decreasing cash balances will result in lower interest income for the remainder of fiscal 2000.

Interest  Expense

     For the nine months ended June 30, 2000, interest expense was $19.6 million, an increase of $13.7 million over the same period in 1999. The increase is primarily attributable to the $16.4 million accretion of original issue discount on the senior subordinated discount notes and $5.6 million associated with the Lucent Financing partially offset by $4.7 million of capitalized interest. The Company had borrowings of $174.9 million as of June 30, 2000 compared to $165.7 million at September 30, 1999 and $20.8 million at June 30, 1999.

Net  Loss

     For the nine months ended June 30, 2000, the net loss was $52.1 million, an increase of $42.7 million compared to a net loss of $9.4 million for the nine months ended June 30, 1999. The Company expects that its net losses will continue to increase throughout fiscal 2000 and into fiscal 2001.


LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2000, the Company had $92.2 million in cash and cash equivalents, as compared to $258.9 million in cash and cash equivalents at September 30, 1999. Working capital was $82.9 million at June 30, 2000 as compared to working capital of $231.0 million at September 30, 1999.

Net  Cash  Used  In  Operating  Activities

     The $25.6 million of cash used in operating activities in the nine months ended June 30, 2000 was the result of the Company's $52.1 million net loss being partially offset by a net $538,000 in cash provided by changes in working capital and $26.0 million of depreciation, amortization of note discounts, amortization of financing costs and noncash stock option compensation.

Net  Cash  Used  in  Investing  Activities

     The $133.5 million of cash used in investing activities represents cash outlays for capital expenditures during the nine months ended June 30, 2000. We incurred a total of $123.4 million of capital expenditures in the nine months ended June 30, 2000. Further, cash payments of $16.2 million were made for equipment purchases made through accrued expenses at September 30, 1999 partially offset by equipment purchases of $6.1 million made through accounts payable and accrued expenses at June 30, 2000.

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

     The Company's $153.5 million Credit Agreement with Lucent (the "Lucent Financing") provides for a $13.5 million senior secured term loan which matures on June 6, 2007, which is the first installment of the loan, or Tranche 1. The second installment, or Tranche 2, under the Lucent Financing is for a $140.0 million senior secured term loan which becomes available for borrowing on October 1, 2000 and which matures on September 30, 2008. Mandatory quarterly payments of principal are required beginning December 31, 2002 for Tranche 1 and June 30, 2004 for Tranche 2 initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. We expect that cash and cash equivalents together with future advances under the Lucent Financing will fund the Company's capital expenditures including the completion of our network build-out and the Company's working capital requirements through 2002 in the absence of any corporate development activities. If any corporate development event such as an acquisition are effected, additional debt and/or equity capital may be needed.

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

INFLATION

     Management believes that inflation has not had, and does not expect inflation to have, a material adverse effect on our results of operations.


       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, our operations are exposed to interest rate risk on our financing from Lucent and any future financing requirements. Our fixed rate debt consists primarily of the accreted carrying value of the senior subordinated discount notes ($172.2 million at June 30, 2000). Our variable rate debt consists of borrowings made under the Lucent Financing ($13.5 million at June 30, 2000). The Company's primary interest rate risk exposures relate to (i) the interest rate on the Company's long-term borrowings; (ii) the Company's ability to refinance its senior subordinated discount notes at maturity at market rates; and (iii) the impact of interest rate movements on the Company's ability to meet interest expense requirements and financial covenants under the Company's debt instruments.

     We manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable rate debt and expect in the future to use interest rate swaps. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our interest rate risk on an ongoing basis.

     The following table presents the estimated future balances of outstanding long-term debt at the end of each period and future required annual principal payments for each period then ended associated with the senior subordinated discount notes and the Lucent Financing based on our projected level of long-term indebtedness:

                                                     TWELVE MONTHS ENDED JUNE 30,
                                          -------------------------------------------------------  ------------
                                           2001        2002        2003        2004        2005     THEREAFTER
                                                        (DOLLARS IN THOUSANDS)

Senior subordinated discount notes        $189,865    $216,379    $246,593    $281,023    $300,000       -
Fixed  interest  rate                         13.5%       13.5%       13.5%       13.5%       13.5%    13.5%
Principal  payments                             -           -           -           -           -     $300,000

Lucent  Financing                         $ 55,500    $133,325    $151,002    $142,325    $120,005       -
Variable  interest  rate  (1)  .             10.49%      10.49%      10.49%      10.49%      10.49%    10.49%
Principal  payments  .                         -          -       $  1,519      $2,025    $  2,025    $120,005
___________________
(1)     Interest  rate  on  the  Lucent  Financing  equals  the London Interbank
Offered  Rate  (''LIBOR'')  +3.75%.  LIBOR  is  assumed  to  equal 6.74% for all periods  presented.

                           PART II.  OTHER INFORMATION


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On September 30, 1999, we completed the concurrent offerings of equity and debt funding with total net proceeds of approximately $269.9 million. In the nine months ended June 30, 2000, we have utilized $105.6 million to fund capital expenditures relating to the build-out of our PCS network and $7.7 million to repay indebtedness.

On May 26, 2000 our Amended and Restated Certificate of Incorporation was amended to increase the number of authorized shares of common stock, par value $.01 per share, from 25,000,000 to 150,000,000. The future issuance of additional shares of common stock on other than a pro rata basis may dilute the ownership of current stockholders. Such additional shares could be used to block an unsolicited acquisition through the issuance of large blocks of stock to persons or entities considered by our officers and directors to be opposed to such acquisitions, which might be deemed to have an anti-takeover effect (i.e., might impede the completion of a merger, tender offer or other takeover attempt). In fact, the mere existence of such a block of authorized but unissued shares, and our Board of Directors' ability to issue such shares without stockholder approval, might deter a bidder from seeking to acquire shares of our common stock on an unfriendly basis. See Item 4 for additional discussion of the adoption of the amendment to our Amended and Restated Certificate of Incorporation.

On July 11, 2000, warrants held by Weiss, Peck and Greer Venture Partners Affiliated Funds to acquire 214,413 shares of common stock of the Company, par value $.01 per share, at a price of $12.75 per share were exercised. The exercise was a cashless exercise, with 40,956 of the 214,413 shares being surrendered in payment of the exercise price. Net of shares surrendered in payment of the exercise price, 173,457 shares of common stock were issued. The exemption claimed for the issuance is Section 4(2) of the Securities Act of 1933, as amended.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The company submitted to a vote of its stockholders of record as of April 24, 2000, through a solicitation by proxy, an amendment to its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock, par value $0.01 per share, from 25,000,000 to 150,000,000 shares. The matter was submitted for a vote at a Special Meeting on May 26, 2000. A total of 11,473,833 shares were represented by proxy at the meeting, representing 92.4% of the 12,421,802 shares eligible to vote. Of the shares represented, 8,220,239 were voted in favor of the amendment to the Company's Amended and Restated Certificate of Incorporation, 2,841,489 were voted against the proposal and 412,105 votes were withheld.


ITEM  5.  OTHER  INFORMATION

SPRINT  MANAGEMENT  AGREEMENT

     On  May  12,  2000,  the  Company  signed  an  amendment  to its management
agreement  with  SprintCom,  Inc.   The  amendment  incorporates  several
clarifications and amendments to our management agreement: (1) The amendment specifies that we will purchase long distance services for our customers and connect our network to Sprint PCS services from Sprint through Sprint PCS rather than purchasing those services directly from Sprint as was previously the case in the management agreement. Sprint PCS will bill us for the long distance at the rate paid by Sprint PCS plus an administrative fee to cover Sprint PCS' processing costs. The amendment also specifies that we can not resell the long distance services we purchase from Sprint under the management agreement. (2) The amendment modifies Sprint PCS' right of last offer to provide backhaul and transport services to exclude from this right backhaul services relating to national platform and IT application connections. Prior to the amendment, these services were not excluded. (3) The amendment also eliminates, as no longer applicable, the reference in the management agreement to the restructuring of ownership in Sprint Spectrum L.P., Sprint Com, Inc. PhillieCo Partners I, L.P. and Cox Communications PCS, L.P. (4) The amendment modifies our representation of delivery of existing contracts that affect the right of Sprint PCS under our agreement to include contracts disclosed by us verbally or in writing copies of which are delivered to Sprint PCS at its request. (5) The amendment amends our services agreement with Sprint PCS to provide that our monthly charge for fees for services (other than billing-related services) provided by Sprint PCS will be determined based on the number of subscribers as of the 15th of each month. Sprint PCS will bill us for billing related services based on our subscribers at the end of the prior month and gross activations on the last day of the current calendar month. Previously all charges were determined as of the 15th of each month including charges for billing related services.

In addition, the amendment removes prohibitions on the transfer or assignment of ownership interests by certain individuals identified in the management agreement for a period of five years from the date of the management agreement as follows: (1) As of May 12, 2000, the amendment allows the pledge of stock by certain individuals identified in the management agreement that was previously prohibited for a period of five years from the date of the management agreement.
(2) The amendment removes prohibitions on any transfer or assignment of ownership interests by certain individuals identified in the management agreement for a period of five years from the date of the management agreement. The restrictions will be eliminated on June 30, 2000 if our network is declared network ready by Sprint PCS and meets our network coverage requirements under our agreement with Sprint PCS for all of our markets except the Greenwood, S.C. BTA, Sumter, S.C. BTA, New Bern, N.C. BTA, Camden County, N.C., Currituck County, N.C., Dare County, N.C. and Pasquotank, N.C. If our network was not declared network ready in these markets by June 30, 2000 or the coverage requirements for these markets were not met, the restrictions would have remained in place until we achieved network ready status and provided the coverage. AirGate did meet the network coverage requirements, by June 30, 2000, necessary to eliminate the restrictions noted above so the possible event of termination for prohibitions on transfer or assignment of ownership interests by certain identified individuals no longer exists. As a result, 1,041,227 shares of our common stock became eligible for sale, subject to compliance with Rule 144 of the Securities Act (including Rule 144(k) for persons who are not affiliates or whose affiliate status is terminated). In July 1998, the certain identified individuals executed five year employment agreements not impacted by the amendment to the Company's management agreement with SprintCom, Inc. noted herein.

RISK  FACTORS

The following risk factors update the risk factors contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

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

We may not receive as much Sprint PCS roaming revenue as we anticipate because Sprint PCS can change the rate we receive or fewer people may travel in our network area
     We are paid a fee from Sprint PCS for every minute that a Sprint PCS subscriber based outside of our markets uses our network, which we refer to as roaming revenue. Similarly, we pay a fee to Sprint PCS for every minute that our customers use the Sprint PCS network outside of our markets, which we refer to as travel fees. Roaming revenue will continue to represent a substantial portion of our revenue in the future. Under our agreements with Sprint PCS, Sprint PCS can change the current fee we receive for each Sprint PCS roaming minute or pay for each roaming minute. The change by Sprint PCS in the roaming revenue we are paid could substantially decrease our revenues and net income. In addition, our customers may spend more time in other Sprint PCS coverage areas than we anticipate and Sprint PCS customers from outside our markets may spend less time in our markets or may use our services less than we anticipate, which will reduce our roaming revenue. As a result, we may receive less Sprint PCS roaming revenue than we anticipate or we may have to pay more Sprint PCS roaming fees than the roaming revenue we collect.

If Sprint PCS does not complete the construction of its nationwide PCS network, we may not be able to attract and retain customers
     Sprint PCS' network may not provide nationwide coverage to the same extent as its competitors, which could adversely affect our ability to attract and retain customers. Sprint PCS is creating a nationwide PCS network through its own construction efforts and those of its affiliates. Today, Sprint PCS is still constructing its nationwide network and does not offer PCS services, either on its own network or through its roaming agreements, in every city in the United States. Sprint PCS has entered into, and anticipates entering into, affiliation agreements similar to ours with companies in other territories pursuant to its nationwide PCS build-out strategy. Our results of operations are dependent on Sprint PCS' national network and, to a lesser extent, on the networks of its other affiliates. Sprint PCS and its affiliate program are subject, to varying degrees, to the economic, administrative, logistical, regulatory and other risks described in other risk factors contained below.
Sprint  PCS'  and  its  other  affiliates' PCS operations may not be successful.

We have a limited operating history and if we do not successfully manage our anticipated rapid growth, our operating performance may be adversely impacted
     We launched commercial operations in January 2000 and have grown our employee base to 272 employees as of June 30, 2000. Our performance as a PCS provider depends on our ability to implement operational and administrative systems, including the training and management of our engineering, marketing and sales personnel. These activities are expected to place demands on our managerial, operational and financial resources.

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

If we fail to complete the build-out of our PCS network, Sprint PCS may terminate our management agreement, and we would no longer be able to offer Sprint PCS services
     As of June 30, 2000, we have completed the network build-out in 18 of the 21 markets which make up our territory. We expect to complete out network build-out in all 21 markets by August 31, 2000. A failure to meet our build-out requirements for any one of the individual markets in our territory, or to meet Sprint PCS' technical requirements, would constitute a breach of our management agreement with Sprint PCS that could lead to its termination. If the management agreement is terminated, we will no longer be able to offer Sprint PCS products and services. Our agreements with Sprint PCS require us to build our PCS network in accordance with Sprint PCS' technical and coverage requirements. These agreements also require that we provide network coverage to a specified percentage, ranging from 39% to 86%, of the population within each of the 21 markets which make up our territory by specified dates.

We have substantial debt which we may not be able to service and which may result in our lenders controlling our assets in an event of default
     Our substantial debt will have a number of important consequences for our operations and our investors, including the following:
- we will have to dedicate a substantial portion of any cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce funds available for other purposes;
- we may not have sufficient funds to pay interest on, and principal of, our debt;
- we may not be able to obtain additional financing for currently unanticipated capital requirements, capital expenditures, working capital requirements and other corporate purposes;
- some of our debt, including borrowings under the Lucent Financing, will be at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates; and
- due to the liens on substantially all of our assets and the pledges of stock of our subsidiary and future subsidiaries that secure our senior debt and our senior subordinated discount notes, lenders or holders of our senior subordinated discount notes may control our assets or our subsidiaries' assets upon a default.
     As of June 30, 2000, our outstanding long-term debt totaled $174.9 million. Under our current business plan, we expect to incur substantial additional debt before achieving break-even operating cash flow. Accordingly, we may utilize some portion, if not all, of the $140.0 million of additional available borrowings under our financing from Lucent.

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

If we lose the right to install our equipment on wireless towers owned by other carriers or fail to obtain zoning approval for our cell sites, we may have to rebuild our network
     More than 95% of our cell sites are collocated on facilities shared with one or more wireless providers. We collocate over 150 of these sites on facilities owned by one tower company. If our master collocation agreement with that tower company were to terminate, we would have to find new sites, and if the equipment had already been installed we might have to rebuild that portion of our network. Some of the cell sites are likely to require us to obtain zoning variances or other local governmental or third party approvals or permits. We may also have to make changes to our radio frequency design as a result of difficulties in the site acquisition process.

We may have difficulty in obtaining subscriber equipment required in order to attract customers
     We depend on equipment vendors for an adequate supply of subscriber equipment, including handsets. If the supply or subscriber equipment is inadequate or delayed, we may have difficulty in attracting customers.

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

Certain provisions of our agreements with Sprint PCS may diminish the valuation of our company
     Provisions of our agreements with Sprint PCS could affect the valuation of our company, thereby, among other things reducing the market prices of our securities and decreasing our ability to raise additional capital necessary to complete our network build-out. Under our agreements with Sprint PCS, subject to the requirements of applicable law, there are circumstances under which Sprint PCS may purchase our operating assets or capital stock for 72% or 80% of the "entire business value" of our company, as defined in our management agreement with Sprint PCS. In addition, Sprint PCS must approve any change of control of our ownership and consent to any assignment of our agreements with Sprint PCS. Sprint PCS also has been granted a right of first refusal if we decide to sell our operating assets. We are also subject to a number of restrictions on the transfer of our business including the prohibition on selling our company or our operating assets to a number of identified and as yet to be identified competitors of Sprint PCS or Sprint. These and other restrictions in our agreements with Sprint PCS may limit the saleability and/or reduce the value a buyer may be willing to pay for our business and may operate to reduce the "entire business value" of our company.

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

Our relationship with Sprint PCS or any possible successor may be adversely affected by any acquisition or merger of Sprint

     Sprint or Sprint PCS may experience a change of control, sale or merger that could adversely affect our relationships with them. On July 13, 2000, Sprint and WorldCom announced the termination of their definitive merger agreement. There is widespread speculation with respect to Sprint's future intentions, including the possibility of Sprint seeking a new merger partner. If any sale or merger of Sprint is completed, we expect that our affiliation agreements with the merged company would be on the same terms as our current affiliation agreements with Sprint PCS. The results of any such transaction may alter the nature of our relationship with Sprint PCS, which could restrict our ability to operate successfully. Any negative impact on Sprint as a result of such a transaction could have a negative impact on us as a Sprint PCS affiliate.

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


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

3.1     Amended  and  Restated Certificate of Incorporation of AirGate PCS, Inc.

3.2 Amended and Restated Bylaws of AirGate PCS, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed by the Company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01)

4.1 Specimen of common stock certificate of AirGate PCS, Inc. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed by the Company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

4.2     Form  of  warrant  issued  in units offering (included in Exhibit 10.15)

4.3.1 Form of Weiss, Peck and Greer warrants (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed by the Company with the Commission on August 9, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

4.3.2 Form of Lucent Warrants (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A filed by the Company with the Commission on September 17, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

4.3.3 Form of Indenture for senior subordinated discount notes (including form of pledge agreement) (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/A filed by the Company with the Commission on September 23, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

4.4     Form  of  unit  (included  in  Exhibit  10.15)

10.1.1 Sprint PCS Management Agreement between SprintCom, Inc. and AirGate Wireless, L.L.C. (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A filed by the Company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.1.2 Addendum V to Sprint PCS Management Agreement dated May 12, 2000 by and among SprintCom, Inc., Sprint Communications Company, L.P. and AirGate PCS, Inc.

10.2 Sprint PCS Services Agreement between Sprint Spectrum L.P. and AirGate Wireless, L.L.C. (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A filed by the Company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.3 Sprint Spectrum Trademark and Service Mark License Agreement (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1/A filed by the Company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.4 Sprint Trademark and Service Mark License Agreement (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A filed by the Company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.5 Master Site Agreement dated August 6, 1998 between AirGate and BellSouth Carolinas PCS, L.P., BellSouth Personal Communications, Inc. and
BellSouth Mobility DCS (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed by the Company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.6.1 Compass Telecom, L.L.C. Construction Management Agreement (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A filed by the Company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.6.2*     First  Amendment to Services Agreement between AirGate PCS, Inc. and
COMPASS  Telecom  Services,  L.L.C.  dated  May  30,  2000

10.7 Commercial Real Estate Lease dated August 7, 1998 between AirGate and Perry Company of Columbia, Inc. to lease a warehouse facility (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A filed by the Company with the Commission on July 12, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.8.1     Form  of  Indemnification  Agreement  (Incorporated  by  reference to
Exhibit 10.8 to the Registration Statement on Form S-1/A filed by the Company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.9 Employment Agreement dated April 9, 1999 by and between AirGate PCS, Inc. and Thomas M. Dougherty (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/A filed by the Company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.10.1     Form of Executive Employment Agreement (Incorporated by reference to
Exhibit 10.10 to the Registration Statement on Form S-1/A filed by the Company with the Commission on July 12, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.11 AirGate PCS, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by the Company with the Commission on April 10, 2000 (SEC File No. 333-34416))

10.11.1     Form  of  AirGate  PCS,  Inc.  Option  Agreement

10.12 Credit Agreement with Lucent (including form of pledge agreement and form of intercreditor agreement) (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/A filed by the Company with the Commission on September 17, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.13 Consent and Agreement (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1/A filed by the Company with the Commission on September 17, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.14     Assignment  of  Sprint  PCS  Management  Agreement,  Sprint  Spectrum
Services Agreement and Trademark and Service Mark Agreement from AirGate Wireless, L.L.C. to AirGate Wireless, Inc. dated November 20, 1998 (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1/A filed by the Company with the Commission on August 9, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.15 Form of Warrant for units offering (including from of warrant in units offering and form of unit) (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1/A filed by the Company with the Commission on September 23, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.16 First Amendment to Employment Agreement dated December 20, 1999 between AirGate PCS, Inc. and Thomas M. Dougherty (Incorporated by reference to
Exhibit 10.16 to the quarterly report on Form 10-Q filed by the Company with the Commission on May 15, 2000 for the quarter ended March 31, 2000 (SEC File No.000-27455))

10.17 Retention Bonus Agreement dated May 4, 2000 between AirGate PCS, Inc. and Thomas M. Dougherty (Incorporated by reference to Exhibit 10.17 to the quarterly report on Form 10-Q filed by the Company with the Commission on May 15, 2000 for the quarter ended March 31, 2000 (SEC File No.000-27455))

27     Financial  Data  Schedule

*Confidential  Treatment  Requested

(b)     Reports  on  Form  8-K

None.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.


                                   AirGate PCS, Inc.

                                 By:      /s/ Alan B.  Catherall
                                          ---------------------------------
                                 Name:    Alan B. Catherall
                                Title:    Chief Financial Officer
                                          (Duly Authorized Officer)


Date:     August 14, 2000                /s/ Alan B. Catherall
                                         -----------------------------
                                         Alan B. Catherall
                                         Chief Financial Officer
                                         (Principal Financial and
                                            Chief Accounting Officer)