Form 10-K
period 2000-09-30
AIRGATE PCS INC /DE/
filed 2000-12-18
CIK 1086844

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
               SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended September 30, 2000.

     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission File Number: 027455

                               AirGate PCS, Inc.
                    ---------------------------------------
                         (Exact name of registrant as
                           specified in its charter)

                         Delaware                                                   58-2422929
   ----------------------------------------------------             ------------------------------------------
     (State or other jurisdiction of incorporation or                 (I.R.S. Employer Identification Number)
                      organization)

     Harris Tower, 233 Peachtree St. NE, Suite 1700,
                  Atlanta, Georgia                                                   30303
   ----------------------------------------------------             ------------------------------------------
         (Address of principal executive offices)                                   (Zip code)


Registrant's telephone number, including area code    (404) 525-7272
                                                   -----------------------------

       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share

                              Title of Each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No ___
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price on the Nasdaq Stock Market on December 11, 2000) is approximately $383,936,000. (For purposes of determination of the foregoing amount, only our directors and executive officers have been deemed affiliates). As of December 11, 2000, there were 12,846,526 shares of common stock, $0.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the AirGate PCS, Inc. Notice of Annual Meeting and Proxy Statement, dated December 20, 2000 (Part III of Form 10-K).

                               AIRGATE PCS, INC.
                          ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

ITEM NO.                                                                                                    PAGE NO.
--------                                                                                                    --------
PART I..................................................................................................           3

   ITEM 1.   Business...................................................................................           3
   ITEM 2.   Properties.................................................................................          19
   ITEM 3.   Legal proceedings..........................................................................          19
   ITEM 4.   Submission of Matters to a Vote of Security Holders........................................          19

PART II.................................................................................................          19

   ITEM 5.   Market For Registrant's Common Equity And Related Stockholder Matters......................          19
   ITEM 6.   Selected Financial Data....................................................................          20
   ITEM 7.   Management's Discussion And Analysis Of Financial Condition And Results Of Operations......          22
   ITEM 7A.  Quantitative And Qualitative Disclosures About Market Risk.................................          27
   ITEM 8.   Financial Statements.......................................................................          27
   ITEM 9.   Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.......          27

PART III................................................................................................          28

   ITEM 10.  Directors And Executive Officers Of The Registrant.........................................          28
   ITEM 11.  Executive Compensation.....................................................................          28
   ITEM 12.  Security Ownership Of Certain Beneficial Owners And Management.............................          28
   ITEM 13.  Certain Relationships And Related Transactions.............................................          28

PART IV.................................................................................................          28

   ITEM 14.  Exhibits, Financial Statements, Schedules, And Reports On Form 8-K.........................          28

                                    PART I

ITEM 1.   Business

Special Caution Regarding Forward-Looking Statements

     We believe that it is important to communicate our future expectations to our stockholders and to the public. This report, therefore, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities and Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the "Letter to Stockholders" in our 2000 Annual Report contains forward-looking statements. You can identify these statements by forward-looking words such as "anticipate," "believe," "estimate," "expect," intend," "plan," "seek," and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

     Important factors that could cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the "Investment Considerations" section in this Item 1, in "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

                               BUSINESS OVERVIEW

     We market and provide digital personal communication services, or PCS. We are a network affiliate of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and indirectly through affiliates such as us, provides wireless services in more than 4,000 cities and communities across the country. Through our management agreement with Sprint PCS, we have the right to provide Sprint PCS products and services under the Sprint and Sprint PCS brand names in a territory that covers almost the entire state of South Carolina, parts of North Carolina and the eastern Georgia cities of Augusta and Savannah. Our Sprint PCS territory encompasses 21 contiguous markets and approximately 7.1 million residents. Our Sprint PCS territory is one of the fastest growing regions in the United States. Based upon population of our Sprint PCS territory, we are one of the largest Sprint PCS affiliates in the United States.

     In January 2000, we launched Sprint PCS service in the Greenville-Spartanburg and Anderson, South Carolina markets and the Asheville and Hickory, North Carolina markets. Since then, we have commenced service in all 17 of our remaining Sprint PCS markets (for more information on our existing markets and launch dates see "Markets"). Our Sprint PCS network currently covers approximately 5.4 million, or 76%, of the 7.1 million residents in our Sprint PCS territory. The number of residents covered by our Sprint PCS network does not represent an actual number of our subscribers that we expect to have in our territory, but instead represents the maximum number of potential subscribers in that territory.

     As of September 30, 2000, we were providing PCS service to 56,689 subscribers within our Sprint PCS territory.

Our History

     AirGate PCS, Inc. (formerly AirGate Holdings, Inc.) and its subsidiaries and predecessors were formed for the purpose of becoming a leading provider of wireless PCS. In July 1998, our predecessor entered into a series of agreements with Sprint and Sprint PCS under which it agreed to construct and manage a PCS network using Sprint PCS' licensed spectrum and supporting Sprint PCS' services within a specified territory in the southeastern United States.

     Our predecessors formed our corporation, AirGate PCS, Inc., a Delaware corporation, in August 1998 to assume its responsibilities under the Sprint PCS agreements. In the course of our operations, we have formed two wholly-owned subsidiaries, AGW Leasing Co., Inc. and AirGate Network Services, LLC.

Relationship with Sprint PCS

     Sprint PCS is a wholly-owned subsidiary of Sprint, a diversified telecommunications service provider, that operates a 100% digital PCS wireless network in the United States and holds the licenses to provide PCS nationwide using a single frequency and a single technology. Sprint PCS directly operates its PCS network in major metropolitan markets throughout the United States and has entered into independent agreements with various affiliates, such as us, under which the affiliate has agreed to construct and manage PCS networks in smaller metropolitan areas and along major highways.

Markets

     We are one of the largest affiliates of Sprint PCS based on the resident population of our Sprint PCS territory. Our Sprint PCS markets consist of almost the entire state of South Carolina including Charleston, Columbia and Greenville-Spartanburg; portions of North Carolina including Asheville, Wilmington and Hickory; and the eastern Georgia cities of Augusta and Savannah. We believe that connecting Sprint PCS' existing markets with our markets is an important part of Sprint PCS' on-going strategy to provide seamless, nationwide PCS service to its subscribers.

     The following table sets forth the location, population and date on which we began providing commercial Sprint PCS service in each of the markets that comprise our Sprint PCS territory:

           Territory (BTAs)*               State            Population(1)             Market Launch Date
     ------------------------------   --------------        ---------------          ------------------------
     Greenville-Spartanburg           South Carolina                874,000              January 2000
     Savannah                         Georgia                       725,000                  May 2000
     Charleston                       South Carolina                682,000                April 2000
     Columbia                         South Carolina                656,000                 June 2000
     Asheville-Hendersonville         North Carolina                589,000              January 2000
     Augusta                          Georgia                       579,000                 June 2000
     Anderson                         South Carolina                362,000              January 2000
     Hickory-Lenoir-Morganton         North Carolina                331,000              January 2000
     Wilmington                       North Carolina                328,000             February 2000
     Florence                         South Carolina                259,000                 June 2000
     Greenville-Washington            North Carolina                244,000                 July 2000
     Goldsboro-Kinston                North Carolina                238,000                March 2000
     Rocky Mount-Wilson               North Carolina                218,000                March 2000
     Myrtle Beach                     South Carolina                186,000             February 2000
     New Bern                         North Carolina                173,000                 June 2000
     Sumter                           South Carolina                159,000                 July 2000
     Jacksonville                     North Carolina                141,000                  May 2000
     Orangeburg                       South Carolina                119,000                 June 2000
     The Outer Banks(2)               North Carolina                 92,000                 July 2000
     Roanoke Rapids                   North Carolina                 77,000                  May 2000
     Greenwood                        South Carolina                 74,000               August 2000
                                                                  ---------               -----------
            Total                                                 7,106,000
                                                                  =========

     ________________________
/*/ Basic Trading Areas
(1)  Based on 2000 U.S. Census Department data.
(2) The Outer Banks territory covered by our Sprint PCS agreement does not comprise a complete BTA.

     Our Sprint PCS agreements require us to provide PCS coverage to certain percentages of the residents in each of the markets granted to us by those agreements. We are fully compliant with these build-out requirements.

     We believe our Sprint PCS territory, with 7.1 million residents, has attractive demographic characteristics. Our Sprint PCS territory has many vacation destinations, covers substantial highway mileage and includes a large student population, with at least 27 colleges and universities.

Products and Services

     We offer Sprint PCS' products and services throughout our Sprint PCS territory. These products and services are designed to mirror the services offered by Sprint PCS and to provide seamless integration with the Sprint PCS nationwide network.

     Our primary service is wireless mobility coverage. As a Sprint PCS affiliate, our existing PCS network is part of the largest 100% digital PCS network in the United States. Sprint PCS customers in our territory may use Sprint PCS services throughout our contiguous markets and seamlessly throughout the Sprint PCS network.

     We support and market the Sprint Wireless Web throughout our territory. The Sprint Wireless Web allows subscribers with data-capable handsets to connect their portable computers or personal digital assistants to the internet.

     We offer Code Division Multiple Access (CDMA) handsets weighing approximately five to seven ounces and offering up to three to five days of standby time and approximately two to four hours of talk time. We also offer dual-band/dual-mode handsets that allow customers to make and receive calls on both PCS and cellular frequency bands and both digital or analog technology. All handsets are equipped with preprogrammed features, and are sold under the Sprint and Sprint PCS brand names.

     We provide roaming services to Sprint PCS subscribers that use a portion of our Sprint PCS network, and to non-Sprint subscribers when they use a portion of our Sprint PCS network pursuant to roaming agreements between Sprint PCS and other wireless service providers. Sprint PCS and other wireless service providers supply similar services to our subscribers when our subscribers use a portion of their networks.

Marketing Strategy

     Our marketing and sales strategy uses the advertising and marketing programs that have been developed by Sprint PCS. We enhance Sprint PCS' marketing with strategies we have tailored to our specific markets.

     Sprint PCS uses national as well as regional television, radio, print, outdoor and other advertising campaigns to promote its products. We benefit from this national advertising in our territory at no additional cost to us. Sprint PCS also runs numerous promotional campaigns that provide customers with benefits such as additional features at the same rate. We are able to purchase promotional materials related to these programs from Sprint PCS at their cost.

     We supplement Sprint PCS' marketing strategies with local radio, television, outdoors and newspaper advertising that promote the use of our products and services in each of our markets. We have established a large local sales force to execute our marketing strategy through 20 company-owned Sprint PCS stores, and we employ a direct sales force targeted to business sales. We feature the nationally recognized Sprint and Sprint PCS brand names in our marketing efforts. In addition, Sprint PCS' existing agreements with national retailers provide us with access to over 300 retail locations in our territory.

     Finally, we offer Sprint PCS' pricing strategies to our customers. Sprint PCS' consumer pricing plans are typically structured with competitive monthly recurring charges, large local calling areas, service features such as voicemail, enhanced caller ID, call waiting and three-way calling, and competitive per-minute rates.

Sales and Distribution

     Sprint has an arrangement with RadioShack under which Sprint PCS installs a "store within a store." Under the arrangement, Sprint PCS is the only brand of PCS that is sold through RadioShack stores. RadioShack has approximately 113 stores in our Sprint PCS territory. In addition to RadioShack, Sprint PCS has agreements with other national retailers, which provide an additional 125 retail stores in our Sprint PCS territory and local independent agents, which provide an additional 62 retail stores in our Sprint PCS territory.

     We also own and operate 19 Sprint PCS stores, which are located in major metropolitan markets within our Sprint PCS territory. Our stores provide us with a strong local presence and a high degree of visibility. Following the Sprint PCS model, these stores are designed to facilitate retail sales, bill collection and customer service.

Seasonality

     Our business is subject to seasonality because the wireless industry is heavily dependent on fourth calendar quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including: the increasing use of retail distribution, which is heavily dependent upon the year-end holiday shopping season; the timing of new product and service announcements and introductions; competitive pricing pressures; and aggressive marketing and promotions. The increased level of activity requires a greater use of our available financial resources during this period.

Suppliers and Equipment Vendors

     We do not manufacture any of the handsets or network equipment we use in our operations. We purchase our network equipment, handsets and accessories pursuant to various Sprint PCS' vendor arrangements that provide us with volume discounts. These discounts significantly reduce the overall capital required to build our network and the costs of handsets and accessories to us.

     Under such arrangements, we currently purchase our network equipment from Lucent Technologies, our handsets directly from Sprint PCS and our accessories from certain other third party vendors.

                            OUR NETWORK OPERATIONS

General

     The effective operation of our portion of the Sprint PCS network requires:

     .  public switched and long distance interconnection;

     .  the implementation of roaming arrangements; and

     .  the development of network monitoring systems.


     We monitor our portion of the Sprint PCS network during normal business hours. We currently use Sprint PCS's Network Operations Control Center for continuous network monitoring.

     Sprint PCS developed the initial plan for the build out of our Sprint PCS network. We have further enhanced this plan to provide better coverage for our Sprint PCS territory. Pursuant to our network operations strategy, we have provided PCS to the largest communities in our markets and have covered interstates and primary roads connecting these communities to each other and to the adjacent major markets owned and operated by Sprint PCS.

     Our network currently consists of three switches at two switch centers and approximately 585 operating cell sites. A switching center serves several purposes, including routing calls, managing call handoff, managing access to the public telephone network and providing access to voice mail. We are currently installing a fourth switch in anticipation of growth in call volume in our Sprint PCS territory. Ninety-nine percent of our operating cell sites are co-located. Co-location describes the strategy of leasing available space on a tower or cell site owned by another company rather than building and owning the tower or cell site directly.

     Our network connects to the public telephone network through local exchange carriers, which facilitate the origination and termination of traffic between our network and both local exchange and long distance carriers. Through our Sprint PCS agreements, we have the benefit of Sprint PCS-negotiated interconnection agreements with local exchange carriers.

     We use Sprint and other third party providers for long distance services and for back haul services. Sprint provides us with preferred rates for long distance services. Back haul services are the telecommunications services which other carriers provide to carry our voice traffic from our cell sites to our switching facilities. When we use Sprint, we receive the same preferred rates made available to Sprint PCS.


                                  TECHNOLOGY

General

     In 1993, the Federal Communications Commission (FCC) allocated the 1900 MHz frequency block of the radio spectrum for wireless personal communications services, (PCS). Wireless PCS operates at a higher frequency and employs more advanced digital technology than traditional analog cellular telephone service. The enhanced capacity of digital systems, along with enhancements in digital protocols, allows digital-based wireless technologies, whether using wireless PCS or cellular frequencies, to offer new and enhanced services, including greater call privacy and more robust data transmission, such as facsimile, electronic mail and connecting notebook computers with computer/data networks.

       Presently, wireless PCS systems operate under one of three principal air interface protocols, code division multiple access (CDMA), time division multiple access (TDMA) or global system for mobile communications (GSM). Wireless PCS operators in the United States now have dual-mode or tri-mode handsets available so that their customers can operate on different networks that employ different protocols.

CDMA Technology

     CDMA technology is fundamental to accomplishing our business objective of providing high volume, high quality airtime at a low cost. We believe that CDMA provides important system performance benefits. CDMA systems offer more powerful error correction, less susceptibility to fading and reduced interference than analog systems. Using enhanced voice coding techniques, CDMA systems achieve voice quality that is comparable to that of the typical wireline telephone. This CDMA vocoder technology also employs adaptive equalization which filters out annoying background noise more effectively than existing wireline, analog cellular or other digital PCS phones. CDMA technology allows a greater number of calls within one allocated frequency and reuses the entire frequency spectrum in each cell. CDMA technology also combines a constantly changing coding scheme with a low power signal to enhance security and privacy. Vendors are currently developing additional encryption capabilities which will further enhance overall network security. CDMA technology is designed to provide flexible or "soft" capacity that permits a system operator to temporarily increase the number of telephone calls that can be handled within a cell. As a subscriber travels from one cell site to another cell site, the call must be "handed off" to the second cell site. CDMA systems transfer calls throughout the network using a technique referred to as a soft hand-off, which connects a mobile customer's call with a new cell site while maintaining a connection with the cell site currently in use.

Research and Development

     We currently do not carry on our own research and development. Instead we benefit from Sprint PCS' extensive research and development effort, which provides us with access to new technological products and enhanced service features without significant research and development expenditures of our own. We have been provided prompt access to any developments produced by Sprint PCS for use in our network.

Intellectual Property

     Other than our corporate name, we do not own any intellectual property that is material to our business. "Sprint," the Sprint diamond design logo, "Sprint PCS," "Sprint Personal Communication Services," "The Clear Alternative to Cellular" and "Experience the Clear Alternative to Cellular Today" are service marks registered with the United States Patent and Trademark Office and owned by Sprint. Pursuant to our Sprint PCS agreements, we have the right to use, royalty-free, the Sprint and Sprint PCS brand names and the Sprint diamond design logo and certain other service marks of Sprint in connection with marketing, offering and providing licensed services to end-users and resellers, solely within our Sprint PCS territory.

     Except in certain instances, Sprint PCS has agreed not to grant to any other person a right or license to provide or resell, or act as agent for any person offering, licensed services under the licensed marks in our Sprint PCS territory except as to Sprint PCS' marketing to national accounts and the limited right of resellers of Sprint PCS to inform their customers of handset operation on the Sprint PCS network. In all other instances, Sprint PCS has reserved for itself and its affiliates the right to use the licensed marks in providing its services, subject to its exclusivity obligations described above, whether within or without our Sprint PCS territory.

     Our Sprint PCS agreements contain numerous restrictions with respect to the use and modification of any of the licensed marks.

Competition

     Competition in the wireless communications services industry is intense. We operate in highly competitive markets. In our Sprint PCS territory, we compete with both cellular and PCS providers. The cellular providers include Alltel and Verizon. The PCS providers include Cingular Wireless and Triton PCS. These wireless service providers offer services that are generally comparable to our PCS service.

     Our ability to compete effectively with these other providers depends on a number of factors, including the continued success of CDMA technology in providing better call quality and clarity as compared to analog and digital cellular systems, our competitive pricing with various options suiting individual customer's calling needs, and the continued expansion and improvement of the Sprint PCS nationwide network, customer care system, and handset options.

     Most of our competitors are cellular providers and joint ventures of wireless communications service providers, many of which have financial resources and customer bases greater than ours. Many of our competitors have access to more licensed spectrum than the 10 MHz licensed to Sprint PCS in our Sprint PCS territory. Cellular service providers have licenses covering 25 MHz of spectrum, and two competing PCS providers have licenses to use 30 MHz in our territory. Some of our competitors also have established infrastructures, marketing programs, and brand names. In addition, certain of our competitors may be able to offer coverage in areas not served by our Sprint PCS network, or, because of their calling volumes or their affiliations with, or ownership of, wireless providers, may be able to offer roaming rates that are lower than those we offer. PCS providers will likely compete with us in providing some or all of the services available through the Sprint PCS network and may provide services that we do not. Additionally, we expect that existing cellular providers, some of whom have been operational for a number of years and have significantly greater financial and technical resources and customer bases than us, will continue to upgrade their systems to provide digital wireless communication services competitive with Sprint PCS.

     In the future, we expect to face increased competition from entities providing similar services using other communications technologies, including satellite-based telecommunications and wireless cable systems. While some of these technologies and services are currently operational, others are being developed or may be developed in the future.

     Over the past several years the FCC has auctioned and will continue to auction large amounts of wireless spectrum that could be used to compete with Sprint PCS service. Based upon increased competition, we anticipate that market prices for two-way wireless services generally will decline in the future. Our ability to attract and retain customers will depend principally on the strength of the Sprint and Sprint PCS brand name, services and features; pricing; the location of our Sprint PCS markets; the size of our Sprint PCS territory; national network coverage and reliability; and our customer care.

Employees and Labor Relations

     As of September 30, 2000, we employed 341 full-time employees. None of our employees are represented by a labor union. We believe that we have good relations with our employees.


            REGULATION OF THE WIRELESS TELECOMMUNICATIONS INDUSTRY

Federal Regulation

     The FCC closely regulates the licensing, construction, operation, acquisition and interconnection arrangements of wireless telecommunications systems, including PCS, in the United States. Although we do not currently hold FCC licenses, we are obligated under the Sprint PCS agreements to conduct our management and resale of Sprint PCS' licensed spectrum in compliance with the FCC's rules. Consequently, we have summarized some of the major FCC regulations that govern the operation of PCS systems.

Conditions of PCS Licenses

     All PCS licenses are granted for 10-year terms conditioned upon timely compliance with the FCC's build-out requirements. Pursuant to the FCC's build-out requirements, all 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population within 5 years and to two-thirds of the population within 10 years, and all 10 MHz broadband PCS licensees must construct facilities that offer coverage to at least one-quarter of the population within 5 years or make a showing of "substantial service" within that 5 year period. However, under our Sprint PCS agreements, we have exceeded all build out requirements associated with the Sprint PCS licenses in our Sprint PCS territory. Rule violations could result in license revocations. Because Sprint PCS is the licensee of the frequencies on which our network operates, the revocation or non-renewal of Sprint PCS' licenses could adversely affect our business.

     The FCC also requires licensees to maintain a certain degree of control over their licenses. The Sprint PCS agreements reflect an alliance that the parties believe meets the FCC requirements for licensee control of licensed spectrum. If the FCC were to determine that our Sprint PCS agreements need to be modified to increase the level of licensee control, the Sprint PCS agreements may be modified to cure any purported deficiency regarding licensee control of the licensed spectrum.

     The FCC currently prohibits a single entity from having a combined attributable interest of 20% or greater in any license in broadband PCS, cellular and SMR licenses totaling more than 45 MHz in most geographic areas; within Rural Service Areas a single entity may hold up to 55 MHz.

Communications Assistance for Law Enforcement Act

     The Communications Assistance for Law Enforcement Act was enacted in 1994 to preserve electronic surveillance capabilities by law enforcement officials in the face of rapidly changing telecommunications technology. This act requires telecommunications carriers, including us, to modify their equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. In 1997, industry-setting organizations developed interim standard for wireline, cellular and broadband PCS carriers to comply with the Communications Assistance for Law Enforcement Act. In August 1999, the FCC supplemented the interim industry standards with additional standards. For interim industry standards, the deadline for compliance was June 30, 2000, and for the additional standards established by the FCC, the deadline is September 30, 2001. We are or will be able to offer traditional electronic surveillance capabilities to law enforcement agencies on the date of these deadlines. Like many other wireless telecommunications providers, due to difficulty in obtaining compliant switching equipment, we have not met the compliance deadline of June 30, 2000, and Sprint PCS, on behalf of AirGate PCS and others, has filed a petition for an extension of that deadline. That petition was granted by the FCC and our compliance deadline was extended to March 31, 2001. Like many other wireless telecommunications providers, we also may not meet the compliance deadline for September 30, 2001. Our failure to meet these deadlines is due to required hardware changes that have not yet been developed and implemented by switch manufacturers. We may be granted extensions for compliance or we may be subject to penalties if we fail to comply, including being assessed fines or having conditions put on our licenses.

Other Federal Regulations

     Wireless system licensees, such as Sprint PCS, must comply with certain FCC and FAA regulations regarding the siting, lighting and construction of transmitter towers and antennas. In addition, certain FCC environmental regulations may cause certain antenna site locations to become subject to regulation under the National Environmental Policy Act. The FCC is required to implement the National Environmental Policy Act by requiring licensees to meet certain land use and radio frequency standards.

Review of Universal Service Requirements

     The FCC and each of the states are required to establish a "universal service" program to ensure that affordable, quality telecommunications services are available to all Americans. Sprint PCS is required to contribute to the federal universal service program as well as existing state programs. The FCC has determined that Sprint

PCS' "contribution" to the federal universal service program is a variable percentage of "end-user telecommunications revenues." Although many states have adopted similar assessment methodologies, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules. To the extent that we resell Sprint PCS' services directly to end-users, we may be responsible for contributing to the universal service fund; however, we may also pass these costs through to our end-users.

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

State Regulation

     Section 332 of the Communications Act of 1934, as amended preempts states from regulating the rates and entry of commercial mobile radio service providers, such as PCS licensees. However, states may petition the FCC, and be granted authority to regulate the rates of such providers if the state demonstrates that (1) market conditions fail to protect subscribers from unjust and unreasonable rates or rates that are unjustly or unreasonably discriminatory, or (2) when commercial mobile radio service is a replacement for landline telephone service within the state. To date, the FCC has granted no such petition. To the extent we provide fixed wireless service, we may be subject to additional state regulation.

     The forgoing summary is not a comprehensive description of every federal, state and local regulation or law that could apply to PCS licensees or our company.

                           INVESTMENT CONSIDERATIONS

Risks Particular to AirGate PCS

The termination of our affiliation with Sprint PCS or Sprint PCS' failure to perform its obligations under our agreements would severely restrict our ability to conduct our business

     Our ability to offer Sprint PCS products and services and our PCS network's operation are dependent on our Sprint PCS agreements being renewed and not terminated. Each of these agreements can be terminated for breach of any material terms. We are dependent on Sprint PCS' ability to perform its obligations under the Sprint PCS agreements. The non-renewal or termination of any of the Sprint PCS agreements or the failure of Sprint PCS to perform its obligations under the Sprint PCS agreements would severely restrict our ability to conduct our business.

We may not receive as much Sprint PCS roaming revenue in the future because Sprint PCS can change the rate we receive or fewer people may travel in our network area

     We are paid a fee from Sprint PCS for every minute that a Sprint PCS subscriber based outside of our territory uses our network; we refer to such fees as roaming revenue. Similarly, we pay a fee to Sprint PCS for every minute that our customers use the Sprint PCS network outside of our markets; we refer to such fees as roaming fees. Roaming revenue will continue to represent a substantial portion of our revenue in the near future. Under our agreements with Sprint PCS, Sprint PCS can change the fee we receive for each Sprint PCS roaming minute or pay for each roaming minute. The change by Sprint PCS in the roaming revenue we are paid could substantially decrease our revenues and net income. In addition, our customers may spend more time in other Sprint PCS coverage areas than Sprint PCS customers from outside our Sprint PCS territory spend in our Sprint PCS territory or may not use our services, which will reduce our roaming revenue. As a result, we may not receive a substantial amount of Sprint PCS roaming revenue or we may have to pay more Sprint PCS roaming fees than the roaming revenue we collect.

If Sprint PCS does not complete the construction of its nationwide PCS network, we may not be able to attract and retain customers

     Sprint PCS' network may not provide nationwide coverage to the same extent as its competitors, which could adversely affect our ability to attract and retain customers. Sprint PCS is creating a nationwide PCS network through its own construction efforts and those of its affiliates. Today, Sprint PCS is still constructing its nationwide network and does not offer PCS services, either on its own network or through its roaming agreements, in every city in the United States. Sprint PCS has entered into affiliation agreements similar to ours with companies in other territories pursuant to its nationwide PCS build-out strategy. Our results of operations are dependent on Sprint PCS' national network and, to a lesser extent, on the networks of its other affiliates. Sprint PCS and its affiliate program are subject, to varying degrees, to the economic, administrative, logistical, regulatory and other risks described in other risk factors contained below. Sprint PCS' and its other affiliates' PCS operations may not be successful.

We have a limited operating history and if we do not successfully manage our anticipated rapid growth, our operating performance may be adversely impacted

     We launched commercial operations in January 2000 and have grown our employee base to 341 employees as of September 30, 2000. Our performance as a PCS provider depends on our ability to implement operational and administrative systems, including the training and management of our engineering, marketing and sales personnel. These activities are expected to place demands on our managerial, operational and financial resources.

The inability to use Sprint PCS' back office services and third party vendors' back office systems could disrupt our business

     Our operations could be disrupted if Sprint PCS is unable to maintain and expand its back office services such as customer activation, billing and customer care, or to efficiently outsource those services and systems through third party vendors. The rapid expansion of Sprint PCS' business is expected to continue to pose a significant challenge to its internal support systems. Additionally, Sprint PCS has relied on third-party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint PCS' willingness to continue to offer such services to us and to provide these services at competitive costs. Our Sprint PCS agreements provide that, upon nine months' prior written notice, Sprint PCS may elect to terminate any such service beginning January 1, 2002. If Sprint PCS terminates a service for which we have not developed a cost-effective alternative, our operating costs may increase and may restrict our ability to operate successfully.

We have substantial debt that we may not be able to service and a failure to service our debt may result in our lenders controlling our assets.

     Our substantial debt will have a number of important consequences for our operations and our investors, including the following:

     . we will have to dedicate a substantial portion of any cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce funds available for other purposes;

     . we have a fully-financed business plan, but we may not be able to obtain additional financing for currently unanticipated capital requirements, capital expenditures, working capital requirements and other corporate purposes;

     . some of our debt, including our financing from Lucent, will be at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates; and

     . due to the liens on substantially all of our assets and the pledges of stock of our existing and future subsidiaries that secure our senior debt and our senior subordinated discount notes, lenders or holders of our senior subordinated discount notes may control our assets or our subsidiaries' assets in the event of a default.

     As of September 30, 2000, our outstanding long-term debt totaled $180.7 million. Under our current business plan, we expect to incur substantial additional debt before achieving break-even operating cash flow. Accordingly, we will utilize some portion, if not all, of the $98.0 million of additional available borrowings under our financing from Lucent.

If we do not meet all of the conditions required under our Lucent financing documents, we may not be able to draw down all of the funds we anticipate receiving from Lucent and may not be able to fund operating losses and working capital needs

     As of September 30, 2000, we had borrowed $13.5 million from Lucent. On October 2, 2000, we borrowed an additional $42.0 million from Lucent. The remaining $98.0 million, which we expect to borrow in the future, is subject to our meeting all of the conditions specified in the financing documents and, in addition, is subject at each funding date to the following conditions:

 . that the representations and warranties in the loan documents are true and correct; and

 .  the absence of a default under our loan documents.

     If we do not meet these conditions at each funding date, Lucent may not lend any or all of the remaining amounts, and if other sources of funds are not available, we may not be in a position to meet the operating cash needs of our business.

We may have difficulty in obtaining subscriber equipment required in order to attract customers

     We depend on equipment vendors for an adequate supply of subscriber equipment, including handsets. If the supply of subscriber equipment is inadequate or delayed, we may have difficulty in attracting customers.

Conflicts with Sprint PCS may not be resolved in our favor which could restrict our ability to manage our business and provide Sprint PCS products and services

     Conflicts between us and Sprint PCS may arise and these conflicts may not be resolved in our favor. The conflicts and their resolution may harm our business. For example, Sprint PCS prices its national plans based on its own objectives and could set price levels that may not be economically sufficient for our business. In addition, upon expiration, Sprint PCS could decide to not renew the Sprint PCS agreements which would not be in our best interest or the interest of our stockholders. There may be other conflicts such as the setting of the price we pay for back office services and the focus of Sprint PCS' management and resources.

If we fail to pay our debt, our lenders have the option of may selling our loans to Sprint PCS, giving Sprint PCS certain rights of a creditor to foreclose on our assets

     Sprint PCS has contractual rights, triggered by an acceleration of the maturity of our financing from Lucent, pursuant to which Sprint PCS may purchase our obligations to Lucent under the financing and obtain the rights of a senior lender. To the extent Sprint PCS purchases these obligations, Sprint PCS' interests as a creditor could conflict with ours. Sprint PCS' rights as a senior lender would enable it to exercise rights with respect to our assets and continuing relationship with Sprint PCS in a manner not otherwise permitted under our Sprint PCS agreements.

Certain provisions of our agreements with Sprint PCS may diminish the valuation of our company

     Provisions of our Sprint PCS agreements could affect the valuation of our company, thereby, among other things, reducing the market prices of our securities and decreasing our ability to raise additional capital necessary to complete our network build-out. Under our agreements with Sprint PCS, subject to the requirements of applicable law, there are circumstances under which Sprint PCS may purchase our operating assets or capital stock for 72% of the "entire business value" of our company, as defined in our management agreement with Sprint PCS. In addition, Sprint PCS must approve any change of control of our ownership and consent to any assignment of our agreements with Sprint PCS. Sprint PCS also has been granted a right of first refusal if we decide to sell our operating assets. We are also subject to a number of restrictions on the transfer of our business including the prohibition on selling our company or our operating assets to a number of identified and as yet to be identified competitors of Sprint PCS or Sprint. These and other restrictions in our Sprint PCS agreements may limit the saleability and/or reduce the value a buyer may be willing to pay for our business and may operate to reduce the "entire business value" of our company.

We may not be able to compete with larger, more established businesses offering similar products and services

     Our ability to compete depends, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors. We compete in our territory with at least four other wireless service providers, each of which have an infrastructure in place and have been operational for a number of years. They have significantly greater financial and technical resources than we do, could offer attractive pricing options and may have a wider variety of handset options. We expect that existing cellular providers will upgrade their systems and provide expanded, digital services to compete with the Sprint PCS products and services that we intend to offer. These wireless providers require their customers to enter into long-term contracts, which may make it more difficult for us to attract customers away from them. Sprint PCS generally does not require its customers to enter into long-term contracts, which may make it easier for other wireless providers to attract Sprint PCS customers away from Sprint PCS. We also compete with several PCS providers and other existing communications companies in our Sprint PCS territory. A number of our cellular and PCS competitors have access to more licensed spectrum than the 10 MHz licensed to Sprint PCS in our Sprint PCS territory. In addition, any competitive difficulties that Sprint PCS may experience could also harm our competitive position and success.

The technology we use has limitations and could become obsolete

     We employ digital wireless communications technology selected by Sprint PCS for its network. Code division multiple access, CDMA, technology is a relatively new technology. CDMA may not provide the advantages expected by Sprint PCS. If another technology becomes the preferred industry standard, we may be at a competitive disadvantage and competitive pressures may require Sprint PCS to change its digital technology which, in turn, may require us to make changes at substantially increased costs. We may not be able to respond to such pressures and implement new technology on a timely basis, or at an acceptable cost.

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

Our territory has limited licensed spectrum, and this may affect the quality of our service, which could impair our ability to attract or retain customers

     Sprint PCS has licenses covering only 10 MHz in our territory. In the future, as our customers in those areas increase in number, this limited licensed spectrum may not be able to accommodate increases in call volume and may lead to increased dropped calls and may limit our ability to offer enhanced services.

Non-renewal or revocation by the FCC of the Sprint PCS licenses would significantly harm our business

     PCS licenses are subject to renewal and revocation. Sprint PCS' licenses in our territory will expire in 2007 but may be renewed for additional ten year terms. There may be opposition to renewal of Sprint PCS' licenses upon their expiration and the Sprint PCS licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. Failure by Sprint PCS to comply with these standards in our territory could cause revocation or forfeiture of the Sprint PCS licenses for our territory or the imposition of fines on Sprint PCS by the FCC.

If we lose the right to install our equipment on wireless towers owned by other carriers or fail to obtain zoning approval for our cell sites, we may have to rebuild our network

     More than 99% of our cell sites are co-located on facilities shared with one or more wireless providers. We co-locate a large portion of our sites on facilities that are owned by only a few tower companies. If our master collocation agreements with one of those tower companies were to terminate, or if one of those tower companies were otherwise not able to support our use of its tower sites, we would have to find new sites, and if the equipment had already been installed, we might have to rebuild that portion of our network. Some of the cell sites are likely to require us to obtain zoning variances or other local governmental or third party approvals or permits. We may also have to make changes to our radio frequency design as a result of difficulties in the site acquisition process.

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

We may not achieve or sustain operating profitability or positive cash flow from operating activities

     We expect to incur significant operating losses and to generate significant negative cash flow from operating activities until the third quarter of fiscal year 2002 while we develop and construct our PCS network and build our customer base. Our operating profitability will depend upon many factors, including, among others, our ability to market our services, achieve our projected market penetration and manage customer turnover rates. If we do not achieve and maintain operating profitability and positive cash flow from operating activities on a timely basis, we may not be able to meet our debt service requirements.

Unauthorized use of our Sprint PCS network could disrupt our business

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

Industry Risks

Wireless service providers generally experience a high rate of customer turnover which would increase our costs of operations and reduce our revenue

     Our strategy to reduce customer turnover, commonly known as churn, may not be successful. Our average monthly churn (net of 14 day returns) for the three months ended September 30, 2000 was 2.9%. As a result of customer turnover, we lose the revenue attributable to these customers and increase the costs of establishing and growing our customer base. The rate of customer turnover may be the result of several factors, including network coverage; reliability issues such as blocked calls, dropped calls and handset problems; customer care concerns; non-use of phones; non-use of customer contracts, pricing; and other competitive factors.

Wireless providers offering services based on lower cost structures may reduce demand for PCS

     Other wireless providers enjoy economies of scale that can result in a lower cost structure for providing wireless services. Rapid technological changes and improvements in the telecommunications market could lower other wireless providers' cost structures in the future. These factors could reduce demand for PCS because of competitors' ability to provide other wireless services at a lower price. There is also uncertainty as to the extent of customer demand as well as the extent to which airtime and monthly recurring charges may continue to decline. As a result, our future prospects, those of our industry, and the success of PCS and other competitive services, remain uncertain.

Alternative technologies and current uncertainties in the wireless market may reduce demand for PCS

     Technological advances and industry changes could cause the technology used on our network to become obsolete. We may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

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

     If we were unable to keep pace with these technological changes or changes in the telecommunications market based on the effects of consolidation from the Telecommunications Act of 1996 or from the uncertainty of future government regulation, the technology used on our network or our current business strategy may become obsolete. In addition, wireless carriers are seeking to implement a new "third generation," or "3G," technology throughout the industry. There can be no assurance that we can implement the new 3G technology successfully on a cost-effective basis.

Regulation by government agencies may increase our costs of providing service or require us to change our services, either of which could impair our financial performance

     The licensing, construction, use, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated to varying degrees by the FCC, the Federal Aviation Administration and, depending on the jurisdiction, state and local regulatory agencies and legislative bodies. Adverse decisions regarding these regulatory requirements could negatively impact our operations and our cost of doing business. Our Sprint PCS agreements reflect an affiliation that the parties believe meets the FCC requirements for licensee control of licensed spectrum. If the FCC were to determine that our Sprint PCS agreements need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the agreements as necessary to cause the agreements to comply with applicable law and to preserve to the extent possible the economic arrangements set forth in the Sprint PCS agreements. If the Sprint PCS agreements cannot be modified, the Sprint PCS agreements may be terminated pursuant to their terms.

Use of hand-held phones may pose health risks, which could result in the reduced use of our services or liability for personal injury claims

     Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may discourage use of wireless handsets or expose us to potential litigation. Any resulting decrease in demand for our services, or costs of litigation and damage awards, could impair our ability to profitably operate our business.

                            OUR EXECUTIVE OFFICERS

The following table presents information with respect to our executive officers.

Name                                             Age     Position
----                                             ---     --------
Thomas M. Dougherty...........................    56     President and Chief Executive Officer
J. Mark Allen.................................    41     Vice President of Marketing
Barbara L. Blackford..........................    43     Vice President, General Counsel and Secretary
W. Chris Blane................................    47     Vice President of New Business Development
Thomas D. Body III............................    62     Vice President of Strategic Planning
Alan B. Catherall.............................    47     Chief Financial Officer
Charles S. Goldfarb...........................    36     Vice President of Sales, Coastal Region
Robert E. Gourlay.............................    46     Vice President of Sprint PCS Relationship
Dennis K. Rabon...............................    31     Vice President of Sales, Interior Region
David C. Roberts..............................    38     Vice President of Engineering and Network Operations


Thomas M. Dougherty has been our president and chief executive officer since April 1999. From March 1997 to April 1999, Mr. Dougherty was a senior executive of Sprint PCS. From June 1996 to March 1997, Mr. Dougherty served as executive vice president and chief operating officer of Chase Telecommunications, a personal communications services company. Mr. Dougherty served as president and chief operating officer of Cook Inlet BellSouth PCS, L.P., a start-up wireless communications company, from November 1995 to June 1996. Prior to October 1995, Mr. Dougherty was vice president and chief operating officer of BellSouth Mobility DCS Corporation, a PCS company.

J. Mark Allen has been our vice president of marketing since June 2000. From January 2000 to June 2000, Mr. Allen served as vice president of marketing with RetailExchange.com in Boston. From July 1999 to January 2000, Mr. Allen served as a management consultant to several internet start-up companies. During the previous five years, Mr.

Allen was vice president of marketing for Conxus Communications a wireless email and voice mail start-up supported by Motorola and was responsible for a number of marketing leadership roles in the launch of the first PCS service in the nation under the Sprint Spectrum brand with Sprint PCS (American Personal Communications). Prior to that, Mr. Allen held several management positions at SkyTel in marketing, international operations and customer management. Mr. Allen has over 15 years of marketing and operations management experience.

Barbara L. Blackford has been our vice president, general counsel and secretary since September 2000. From October 1997 to September 2000, Ms. Blackford was with Monsanto Company where she served as associate general counsel and assistant secretary responsible for the office of the corporate secretary and co-head of mergers and acquisitions from September 1997 to September 1999 and chief counsel for mergers and acquisitions and general counsel of Cereon Genomics from September 1999 until she left the company. Prior to joining Monsanto Company, Ms. Blackford was a partner with the private law firm Long, Aldridge & Norman in Atlanta, Georgia.

W. Chris Blane has been our vice president of new business development since August 1998. In June 1995, Mr. Blane joined AirLink II LLC, an affiliate of our predecessor company, as a vice president for business development as it prepared for the C block PCS auction. Prior to 1995, Mr. Blane was the president of Metrex Corporation, which constructed the first fiber optic competitive access network in Atlanta, Georgia and which ultimately merged with MFS of Atlanta, now MCI WorldCom, Inc.

Thomas D. Body III has been our vice president of strategic planning since November 1998. From January 1998 to October 1998, Mr. Body served as our chief executive officer. In 1994, Mr. Body joined AirLink II LLC, an affiliate of our predecessor company, as a vice president for business development as it prepared for the C block PCS auction. From March 1988 to March 1992, Mr. Body was the chairman and chief executive officer of Metrex Corporation, which constructed the first fiber optic competitive access network in Atlanta, Georgia. In 1992, Metrex merged with MFS of Atlanta, now WorldCom, Inc. Mr. Body served as chairman and chief executive officer of MFS of Atlanta until September of 1993. From September 1993 to March 1995, Mr. Body served as a consultant to MFS of Atlanta and as president of Metrex of Alabama, which was involved in constructing a fiber-optic access network in Birmingham, Alabama.

Alan B. Catherall has been our chief financial officer since March 1998. From April 1996 to present, Mr. Catherall has served as a partner in Tatum CFO Partners, a financial consulting firm. From August 1994 to April 1996, Mr. Catherall was chief financial officer of Syncordia Services, a joint venture of MCI and British Telecom that provides telecom outsourcing services.

Charles S. Goldfarb has been our vice president of sales, coastal region, since January 2000. From September 1991 to January 2000, Mr. Goldfarb worked at Paging Network Inc., most recently as its area vice president and general manager for the Virginia, North Carolina and South Carolina region. Mr. Goldfarb has over 10 years of wireless experience and has been successful in numerous start-up markets. Prior to his wireless experience, Mr. Goldfarb worked at ITT Financial Services as its assistant vice president of operations in the Washington DC area.

Robert E. Gourlay has been our vice president of Sprint PCS relationship since February 2000. Prior to his current position, he was vice president of marketing and a founder of AirLink II, LLC, an affiliate of our predecessor company. Mr. Gourlay was one of the founders of Encompass, Inc., a company formed in 1993 to focus on the acquisition of licenses in the C and F block spectrum auctions. At Encompass Mr. Gourlay served as vice president of sales and marketing.

Dennis K. Rabon has been our vice president of sales, interior region, since September 2000. Mr. Rabon joined AirGate PCS in October 1999 as market manager for the Columbia, South Carolina market. From July 1999 to September 1999, Mr. Rabon was a general sales manager for PageNet in Atlanta, Georgia. From December 1996 to July1999, Mr. Rabon worked for Bandag Inc. initially as a sales development manager and most recently as a fleet sales manager . From August 1995 to December 1996 Mr. Rabon was a territory manager at Michelin Tire Corporation in Greenville South, Carolina. Mr. Rabon has ten years of management experience.

David C. Roberts has been our vice president of engineering and network operations since July 1998. From July 1995 to July 1998, Mr. Roberts served as director of engineering for AirLink II LLC, an affiliate of our predecessor company.

ITEM 2.   Properties

As of September 30, 2000, our properties were as follows:

     Corporate offices. Our principal executive offices consist of a 14,000
     -----------------
square foot leased office space located at Harris Tower, 233 Peachtree Street, N.E., Suite 1700, Atlanta, Georgia 30303. We also lease a 40,000 square foot office space located at Pelham 85 Business Center in Greenville, South Carolina and a 24,000 square foot office space located at 411 Huger Street in Columbia, South Carolina.

     Sprint PCS stores. We currently lease space for 19 Sprint PCS retail stores
     -----------------
in our territory.

     Switching Centers. We lease two switching centers: a switching center
     -----------------
located at Pelham 85 Business Center in Greenville, South Carolina, and a switching center located at 411 Huger Street in Columbia, South Carolina.

     Cell Sites. We lease space on 610 cell site towers, and we own one tower
     ----------
site. We co-locate on approximately 99% of our cell sites.

We believe our facilities are in good operating condition and are currently suitable and adequate for our business operations.


ITEM 3.   Legal proceedings

     We are not aware of any pending legal proceedings against us which, individually or in the aggregate, if adversely determined, would have a material adverse effect on our financial condition or results of operations.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

ITEM 5.   Market For Registrant's Common Equity And Related Stockholder Matters

     Our common stock has been traded on the Nasdaq National Market under the symbol "PCSA" since September 28, 1999. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported on the Nasdaq National Market.

                                                            Price Range of
                                                             Common Stock
                                                           High         Low
                                                       -------------------------
     Fiscal Year Ended September 30, 2000:
           Fourth Quarter                                $ 80.56      $31.00
           Third Quarter                                 $114.50      $29.00
           Second Quarter                                $108.50      $50.13
           First Quarter                                 $ 54.75      $23.00

     Fiscal Year Ended September 30, 1999:
           Third Quarter (From September 28, 1999)       $ 28.00      $23.00

     On December 11, 2000, the last reported sales price of our common stock as reported on the Nasdaq National Market was $34.50 per share. On December 11, 2000, there were 119 holders of record of our common stock.

     We have never declared or paid any cash dividends on our common stock or any other of our securities. We do not expect to pay cash dividends on our capital stock in the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. Our future decisions concerning the payment of dividends on our common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as such other factors as the board of directors, in its sole discretion, may consider relevant. In addition, our existing indebtedness restricts, and we anticipate our future indebtedness may restrict, our ability to pay dividends.

Use of Proceeds from Sales of Registered Securities

     On September 30, 1999, we completed the concurrent offerings of our equity and debt with total net proceeds to us of approximately $269.7 million. In the year ended September 30, 2000, we spent $152.4 million of those proceeds to fund capital expenditures relating to the build-out of our PCS network and $7.7 million of those proceeds to repay our indebtedness.

     On July 11, 2000, Weiss, Peck and Greer Venture Partners Affiliated Funds exercised their warrants to acquire 214,413 shares of our common stock, at a price of $12.75 per share. The exercise was a cashless exercise, with 40,956 of the 214,413 shares being surrendered to us as payment of the exercise price. Net of shares surrendered in payment of the exercise price, we issued 173,457 shares of common stock to the warrant holder. The exemption claimed for this issuance is Section 4(2) of the Securities Act of 1933.

     On September 14, 2000, Lucent Technologies exercised its warrants to acquire 128,860 shares of our common stock at a price of $20.40 per share. The exercise was a cashless exercise, with 48,457 of the 128,860 shares being surrendered to us as payment of the exercise price. Net of shares surrendered in payment of the exercise price, we issued 80,403 shares of common stock to the warrant holder. The exemption claimed for this issuance is Section 4(2) of the Securities Act of 1933.

ITEM 6.   Selected Financial Data

     The selected financial data presented below under the captions "Statement of Operations Data," "Other Data," and "Balance Sheet Data" for, and as of the end of, the year ended September 30, 2000, the nine months ended September 30, 1999 and each of the years in the three-year period ended December 31, 1998, are derived from the consolidated financial statements of AirGate PCS, Inc. and subsidiaries, which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. The selected financial data should be read in conjunction with the consolidated financial statements included herein.

                                                                For the Nine
                                                                   Months
                                               For the Year         Ended
                                                   Ended          September                   For the Year Ended
                                               September 30,         30,                          December 31,
                                               -------------    ------------      ------------------------------------------
                                                    2000            1999             1998             1997              1996
                                               -------------    ------------      ---------        ---------        --------
                                                          (In thousands except per share and subscriber data)
Statement of Operations Data:
Revenues:
  Service revenue.....................            $  9,183       $      --        $      --         $     --         $      --
  Roaming revenue.....................              12,338              --               --               --                --
  Equipment revenue...................               2,981              --               --               --                --
                                                  --------       ---------        ---------         --------         ---------
      Total revenues.................               24,502              --               --               --                --

Operating expenses:
 Cost of service and roaming.........             (27,207)                 --              --               --               --
 Cost of equipment...................              (5,685)                 --              --               --               --
 Selling and marketing...............             (28,357)                 --              --               --               --
 General and administrative..........             (14,078)             (5,294)         (2,597)          (1,101)          (1,252)
 Noncash stock option
  compensation.......................              (1,665)               (325)             --               --               --
 Depreciation and amortization.......             (12,034)               (622)         (1,204)            (998)             (19)
                                                 --------            --------         -------          -------          -------
 Operating loss......................             (64,524)             (6,241)         (3,801)          (2,099)          (1,271)
 Interest expense, net...............             (16,799)             (9,358)         (1,392)            (817)            (582)
                                                 --------            --------         -------          -------          -------
 Net loss............................            $(81,323)           $(15,599)        $(5,193)         $(2,916)         $(1,853)
                                                 ========            ========         =======          =======          =======
Other Data:

 Basic and diluted net loss per                  $  (6.60)           $  (4.57)        $ (1.54)         $ (0.86)         $ (0.55)
       share of common stock (1).....            ========            ========         =======          =======          =======

 Number of subscribers at end of
       period........................              56,689                  --              --               --               --

___________________________

                                          As of September 30,             As of December 31,
                                       ------------------------   ---------------------------------
                                           2000         1999         1998        1997        1996
                                       -----------  -----------   ----------  ----------  ---------
                                                                (In thousands)
Balance Sheet Data:

 Cash and cash equivalents...........    $ 58,384     $258,900     $ 2,296     $    147    $      6
 Property and equipment, net.........     183,581       44,206      12,545           17          11
 Total assets........................     268,948      317,320      15,450       13,871       2,196
 Long-term debt(2)...................     180,727      165,667       7,700       11,745          --
 Stockholders' equity (deficit)......      49,873      127,846      (5,350)      (1,750)     (3,025)

___________________________
(1) Basic and diluted net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding.

(2)  Includes current maturities.

ITEM 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Report. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated in these forward-looking statements as a result of factors including, but not limited to, those under "Item 1. Business Investment Considerations."

Overview

     On July 22, 1998, we entered into a management agreement with Sprint PCS whereby we became the Sprint PCS affiliate with the exclusive right to provide 100% digital PCS services under the Sprint and Sprint PCS brand names in our Sprint PCS territory in the southeastern United States. We completed our radio frequency design, network design and substantial site acquisition and cell site engineering, and commenced construction of our PCS network in November 1998. In January 2000 we began commercial operations with the launch of four markets covering 2.2 million residents in our Sprint PCS territory. By September 30, 2000, we had launched commercial PCS service in all of the 21 markets that comprise our Sprint PCS territory. At September 30, 2000, we provided Sprint PCS services to 56,689 subscribers.

     Sprint PCS has invested $44.6 million to purchase the PCS licenses in our territory and incurred additional expenses for microwave clearing. Under our long-term agreements with Sprint PCS, we manage the network on Sprint PCS' licensed spectrum as well as use the Sprint and Sprint PCS brand names royalty-free during our affiliation with Sprint PCS. We also have access to Sprint PCS' national marketing support and distribution programs and are entitled to buy network and subscriber equipment and handsets at the same discounted rates offered by vendors to Sprint PCS based on its large volume purchases. In exchange for these and other benefits, we are entitled to receive 92%, and Sprint PCS is entitled to retain 8%, of collected service revenues from customers in our Sprint PCS territory. We are entitled to 100% of revenues collected from the sale of handsets and accessories and on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network.

     Through September 30, 2000, we have incurred $186.7 million of capital expenditures related to the build-out of our PCS network. We were able to open the network for a portion of our territory for roaming coverage along Interstate 85 between Atlanta, Georgia and Charlotte, North Carolina in November 1999. In the three months ended March 31, 2000, we launched commercial PCS operations in the Greenville-Spartanburg, Anderson and Myrtle Beach, South Carolina markets and the Hickory, Asheville, Wilmington and Rocky Mount, North Carolina markets. In the three months ended June 30, 2000, we launched commercial PCS operations in the Charleston, Columbia and Florence, South Carolina markets, the Augusta and Savannah, Georgia markets and the Goldsboro, Jacksonville, New Bern, Orangeburg, Roanoke Rapids and Greenville-Washington, North Carolina markets.
In the three months ended September 30, 2000, we launched commercial PCS operations in the Greenwood and Sumter, South Carolina markets and the Outer Banks, North Carolina market. At September 30, 2000, our Sprint PCS network covered 5.4 million of the 7.1 million residents in our Sprint PCS territory based on 2000 U.S. Census Department data.

Results of Operations

     For the year ended September 30, 2000:

     We did not launch commercial operations until January 2000. For the nine months ended September 30, 1999, we had no customers and thus no service, roaming and equipment revenues or the related costs of revenues and sales and marketing costs.

     Customer Additions

     For the year ended September 30, 2000, we added a net 56,689 customers since the launch of our commercial operations in January 2000. We launched all 21 of the markets that comprise our Sprint PCS territory during 2000.

     Average Revenue Per User (ARPU)

     Average Revenue Per User (ARPU), which summarizes the average monthly service revenue per customer net of an allowance for doubtful accounts, was $56 since commercial operations were launched in January 2000.

     Revenues

     Service revenue and equipment revenue were $9.2 million and $3.0 million, respectively, for the year ended September 30, 2000. These revenues were the result of launching commercial operations in 21 markets during the year.
Service revenue consists of monthly recurring access and feature charges and monthly non-recurring charges for local, long distance and roaming airtime usage in excess of the pre-subscribed usage plan. Equipment revenue is derived from the sale of handsets and accessories, net of an allowance for returns. Our handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint PCS for refurbishing, we receive a credit from Sprint PCS, which is less than the amount we originally paid for the handset.

     Roaming revenue of $12.3 million was recorded during the year ended September 30, 2000. We receive Sprint PCS roaming revenue at a per-minute rate from Sprint PCS or another Sprint PCS affiliate when Sprint PCS subscribers or other Sprint PCS affiliate subscribers from outside of our Sprint PCS territory use our network. We also receive non-Sprint PCS roaming revenue when subscribers of other wireless service providers roam on our network.

     Cost of Service and Roaming and Cost of Equipment

     The cost of service and roaming and the cost of equipment was $27.2 million and $5.7 million, respectively, for the twelve months ended September 30, 2000. Cost of service represents network operating costs (including cell site lease payments, salaries, fees related to data transfer via T-1 and other transport lines, inter-connect fees and other expenses related to network operations), roaming expense when AirGate PCS customers place calls on Sprint PCS's network or other third party networks, back-office services provided by Sprint PCS such as customer care and billing, long distance expense relating to inbound roaming revenue and the 8% of collected service revenue representing the Sprint PCS affiliation fee. The Sprint PCS affiliation fee totaled $0.8 million in the year ended September 30, 2000. There were approximately 59 employees performing network operations functions at September 30, 2000.

     Cost of equipment includes the cost of handsets and accessories sold to customers during the year ended September 30, 2000. The cost of handsets exceeds the retail price because we subsidize the price of handsets to remain competitive in the marketplace.

     Selling and Marketing

     We incurred expenses of $28.4 million during the year ended September 30, 2000 for selling and marketing costs associated with launch of our 21 markets in 2000. These amounts include retail store costs such as salaries and rent, in addition to promotion, advertising, commission costs, and handset subsidies on units sold by third parties for which we do not record revenue. These handset subsidies totaled $3.7 million for the year ended September 30, 2000. At September 30, 2000, there were approximately 246 employees performing sales and marketing functions compared to four employees performing those functions at September 30, 1999.

     General and Administrative

     For the year ended September 30, 2000, we incurred expenses of $14.1 million compared to $5.3 million for the nine months ended September 30, 1999, an increase of $8.8 million. The increase is primarily comprised of additional rent, professional fees, consulting fees for outsourced labor and salaries and compensation, recruiting and relocation costs relating to growth in the number of employees. Of the total 341 employees at September 30, 2000, approximately 36 employees were performing corporate support functions compared to 15 employees performing those functions at September 30, 1999. We incurred $2.1 million of legal and professional fees related to business development activities in 2000. On May 4, 2000, we entered into a retention bonus agreement with our chief executive officer that provides for the payment of periodic retention bonuses. Included in compensation expense in the year ended September 30, 2000 was $1.2 million related to the retention bonus agreement with our chief executive officer.

     Noncash Stock Option Compensation

     Noncash stock option compensation expense was $1.7 million for the year ended September 30, 2000 compared to $0.3 million in the nine months ended September 30, 1999. The increase in noncash stock option compensation resulted from a full twelve months expense in 2000 compared to only two months of expense in 1999 related to the July 1999 stock option grants. We apply the provisions of APB Opinion No. 25 and related interpretations in accounting for our stock option plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of our common stock at the date of grant and is recognized as noncash stock option compensation expense in the period in which the related services are rendered.

     Depreciation and Amortization

     For the year ended September 30, 2000, depreciation and amortization expense increased $11.4 million to $12.0 million compared to $0.6 million for the nine months ended September 30, 1999. The increase in depreciation and amortization expense relates primarily to network assets placed in service to support our commercial launch. Depreciation and amortization will continue to increase as additional portions of our network are placed into service. We incurred capital expenditures of $151.4 million in the year ended September 30, 2000 related to the continued build-out of our PCS network which included approximately $5.9 million of capitalized interest.

     Interest Income

     For the year ended September 30, 2000, interest income was $9.3 million. Interest income is generated from cash proceeds originating from our initial public equity and units offering completed on September 30, 1999. Decreasing cash balances as a result of capital expenditures to complete the build-out of our PCS network and the funding of operating losses will result in lower interest income for fiscal 2001. No significant interest income was recorded in the nine months ended September 30, 1999.

     Interest Expense

     For the year ended September 30, 2000, interest expense was $26.1 million, an increase of $16.8 million compared to the nine months ended September 30, 1999. The increase is primarily attributable to the $23.0 million associated with the senior subordinated discount notes and $7.3 million associated with our financing from Lucent partially offset by $5.9 million of capitalized interest. We had borrowings of $180.7 million at September 30, 2000 compared to $165.7 million at September 30, 1999.

     Net Loss

     For the year ended September 30, 2000, the net loss was $81.3 million, an increase of $65.7 million over a net loss of $15.6 million for the nine months ended September 30, 1999.

For the nine months ended September 30, 1999:

     On October 21, 1999, we changed our fiscal year from a calendar year ending on December 31 to a fiscal year ending on September 30, effective September 30, 1999. From January 1, 1999 through September 30, 1999, we were focused on raising capital to continue our PCS network build-out.

     Revenues

     We had no commercial operations in the nine months ended September 30, 1999, resulting in no revenues or costs of service being recorded.

     General and Administrative Expenses

     From January 1, 1999 through September 30, 1999, we were focused on raising capital to continue our PCS network build-out. We incurred general and administrative expenses of $5.3 million during the nine months ended September 30, 1999, compared to $2.6 million for the year ended December 31, 1998, an increase of $2.7 million. The increase was primarily comprised of cell site lease payments related to our PCS network build-out, additional salaries, employee bonus accruals and relocation liabilities.

     Noncash Stock Option Compensation

     Noncash stock option compensation expense was $0.3 million for the nine months ended September 30, 1999 related to the granting of options in July 1999.

     Depreciation and Amortization

     For the nine months ended September 30, 1999, depreciation and amortization expense was $0.6 million, compared to $1.2 million for the year ended December 31, 1998. Through August 1998, we were amortizing the purchase price of FCC licenses held by our predecessor. We made capital expenditures of $32.8 million in the nine months ended September 30, 1999 related to the continued build-out of our PCS network, which included approximately $1.1 million of capitalized interest.

     Interest Expense

     For the nine months ended September 30, 1999, interest expense was $9.4 million, net of capitalized interest of $1.1 million, an increase of $8.0 million over the $1.4 million in interest expense for the year ended December 31, 1998. Interest expense for the 1999 period included an $8.7 million charge to record the fair value of warrants and the beneficial conversion feature related to the convertible promissory notes issued to the affiliates of Weiss, Peck & Greer Venture Partners and the affiliates of JAFCO America Ventures Inc. Capitalized interest of $1.1 million for the nine months ended September 30, 1999 was higher due to increased capital expenditures, compared to no capitalized interest for the year ended December 31, 1998.

     Net Loss

     For the nine months ended September 30, 1999, our net loss was $15.6 million, compared to $5.2 million for the year ended December 31, 1998. The net loss increased $10.4 million, resulting primarily from the items discussed above.

For the year ended December 31, 1998:

     In July 1998, we signed a series of agreements with Sprint PCS to operate as the exclusive affiliate of Sprint PCS in certain markets in the southeastern United States. In October 1998, AirGate PCS, Inc. was formed and all operations related to the affiliation with Sprint PCS were transferred to it and its subsidiaries. The FCC PCS licenses would not be used in our continuing operations as a Sprint PCS affiliate and, therefore, were excluded from the consolidated financial statements of AirGate PCS, Inc. and its subsidiaries and predecessors. During 1998, we focused on consummating our affiliation with Sprint PCS. Expenses incurred for these purposes totaled $5.2 million for salaries and benefits, professional fees, interest expense and depreciation and amortization. Capital outlays in 1998 amounted to $12.9 million. Included in this amount were $7.7 million of network assets which we purchased from Sprint PCS, which include radio frequency and engineering design data, site acquisition materials and construction equipment. We also made $5.2 million of capital expenditures related to the build-out of our PCS network.

     Liquidity and Capital Resources

     As of September 30, 2000, we had $58.4 million in cash and cash equivalents, compared to $258.9 million in cash and cash equivalents at September 30, 1999. Our net working capital was $36.6 million at September 30, 2000, compared to $231.0 million at September 30, 1999.

     Net Cash Used in Operating Activities

     The $41.6 million of cash used in operating activities in the year ended September 30, 2000 was the result of the company's $81.3 million net loss being partially offset by a net $1.8 million in cash provided by changes in working capital and $37.9 million of depreciation, amortization of note discounts, amortization of financing costs and noncash stock option compensation.

     Net Cash Used in Investing Activities

     The $152.4 million of cash used in investing activities represents cash outlays for capital expenditures during the year ended September 30, 2000. We incurred a total of $151.4 million of capital expenditures in the year ended September 30, 2000. Further, cash payments of $16.2 million were made for equipment purchases made through accrued expenses at September 30, 1999 partially offset by equipment purchases of $15.2 million made through accounts payable and accrued expenses at September 30, 2000.

     Net Cash Provided by Financing Activities

     The $6.5 million of cash used in financing activities in the year ended September 30, 2000 consisted of the repayment of the $7.7 million unsecured promissory note partially offset by $1.2 million received from the exercise of common stock options by employees during 2000.

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

     Our $153.5 million credit agreement with Lucent provides for a $13.5 million senior secured term loan which matures on June 6, 2007, which is the first installment of the loan, or tranche I. The second installment, or tranche II, under the credit agreement with Lucent is for a $140.0 million senior secured term loan which becomes available for borrowing on October 1, 2000 and which matures on September 30, 2008. The credit agreement requires us to make quarterly payments of principal beginning December 31, 2002 for tranche I and March 31, 2004 for tranche II initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. For the year ended September 30, 2000, commitment fees totaled $6.0 million. After October 1, 2000, if we borrow at least 30% of the tranche II term loan, or $42 million, the commitment fee on unused borrowings decreases to 1.50%, payable quarterly. As of September 30, 2000, $140 million remained undrawn on our financing from Lucent. On October 2, 2000, we borrowed $42 million, resulting in $98 million being available to us under the Lucent financing. Our obligations under the credit agreement are secured by all of our assets. We expect that cash and cash equivalents together with future advances under the financing from Lucent will fund our capital expenditures and our working capital requirements through 2002 at which time we anticipate we will be operational cash flow positive. If any corporate development event such as an acquisition is effected, additional debt and/or equity capital may be needed. The financing with Lucent is subject to certain restrictive covenants including maintaining certain financial ratios, reaching defined subscriber growth and network covered population goals, and limiting annual capital expenditures. Further, the credit facility restricts the payment of dividends on the our common stock. As of September 30, 2000, management believes that we are in compliance with all covenants governing our financing from Lucent.

Inflation

     Management believes that inflation has not had, and does not expect inflation to have, a material adverse effect on our results of operations.

     ITEM 7A.  Quantitative And Qualitative Disclosure About Market Risk

     In the normal course of business, our operations are exposed to interest rate risk on our financing from Lucent and any future financing requirements. Our fixed rate debt consists primarily of the accreted carrying value of the senior subordinated discount notes ($177.9 million at September 30, 2000). Our variable rate debt consists of borrowings made under our financing from Lucent ($13.5 million at September 30, 2000). Our primary interest rate risk exposures relate to (i) the interest rate on our Lucent financing; (ii) our ability to refinance our senior subordinated discount notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet our interest expense requirements and financial covenants under our debt instruments.

     We manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable rate debt and expect in the future to use interest rate swaps. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our interest rate risk on an ongoing basis.

     The following table presents the estimated future balances of outstanding long-term debt at the end of each period and future required annual principal payments for each period then ended associated with the senior subordinated discount notes and our financing from Lucent based on our projected level of long-term indebtedness:

                                                              Years Ending September 30,
                                         ---------------------------------------------------------------------
                                         2001        2002        2003        2004        2005       Thereafter
                                         ---------------------------------------------------------------------
                                                            (Dollars in thousands)
Senior subordinated discount notes....   $202,689    $230,993    $263,246    $300,000    $300,000         --
Fixed interest rate...................       13.5%       13.5%       13.5%       13.5%       13.5%      13.5%
Principal payments....................         --          --          --          --          --   $300,000

Lucent financing......................   $ 55,500    $ 63,500    $100,475    $ 98,450    $ 96,425         --
Variable interest rate (1)............      10.44%      10.44%      10.44%      10.44%      10.44%     10.44%
Principal payments....................         --          --    $  2,025    $  2,025    $  2,025   $ 96,425

___________________
(1) The interests rate on the Lucent financing equals the London Interbank Offered Rate ("LIBOR") +3.75%. LIBOR is assumed to equal 6.69% for all periods presented.

ITEM 8.    Financial Statements

     Our financial statements are listed under Item 14(a) of this annual report and are filed as part of this report on the pages indicated.


ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

     None.

                                   PART III

Item 10. Directors And Executive Officers Of The Registrant

     The sections under the headings "Proposal 1: Election of Directors - Nominees for Director" and "-Directors Continuing in Office" of the proxy statement for the annual meeting of stockholders to be held January 30, 2001 are incorporated herein by reference. See "Item 1. Business - Our Executive Officers" for information regarding our executive officers. The section under the heading "Compliance With Section 16(a) Beneficial Ownership Reporting Requirements" of the proxy statement is also incorporated herein by reference.

Item 11. Executive Compensation

     The sections "Executive Compensation-Summary Compensation Table" "-Employment Agreements," "-Option/SAR Grants During the Last Fiscal Year" and "-Aggregated Option Exercises and Year End Option Value Table"; "Meetings and Committees of the Board-Directors' Compensation"; and "Other Information-Compensation Committee Interlocks and Insider Participation" of the proxy statement are incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

     The section "Security Ownership of Certain Beneficial Owners, Directors and Officers" of the proxy statement is incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions

     The section "Certain Related Transactions" of the proxy statement is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules, And Reports On Form 8-K

         (a) Financial Statements

         1. The following financial statements are filed with this report on the pages indicated:

                                                                                                   Page
                                                                                                   ----
         Independent Auditors' Report...........................................................    F-1
         Consolidated Balance Sheets as of September 30, 2000 and September 30, 1999............    F-2
         Consolidated Statements of Operations for the year ended September 30, 2000, the nine months ended September 30, 1999, and the year ended
                  December 31, 1998 ............................................................    F-3
         Consolidated Statements of Stockholders' Equity (Deficit) for the year ended
                  September 30, 2000, the nine months ended September 30, 1999, and
                  the year ended December 31, 1998..............................................    F-4
         Consolidated Statements of Cash Flows for the year ended September 30, 2000, the nine months ended September 30, 1999, and the year ended
                  December 31, 1998.............................................................    F-5
         Notes to the Consolidated Financial Statements.........................................    F-7

         (b) Financial Statement Schedule

         Financial Statement Schedule
                  Report of Independent Auditors' on Financial Statement Schedule...............    F-24
                  Schedule II - Valuation and Qualifying Accounts...............................    F-25

         2.       Exhibits

         See Item 14(c) below

         (c) Reports on Form 8-K

         None.

         (d) Exhibits

Exhibit
Number   Number description
------   ------------------

3.1 Amended and Restated Certificate of Incorporation of AirGate PCS, Inc. (Incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q filed by the company with the Commission on August 14, 2000 for the quarter ended June 30, 2000 (SEC File No.000-27455))

3.2 Amended and Restated Bylaws of AirGate PCS, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed by the company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

4.1 Specimen of common stock certificate of AirGate PCS, Inc. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed by the company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

4.2      Form of warrant issued in units offering (included in Exhibit 10.15)

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

10.1.1 Sprint PCS Management Agreement and Addenda I-III thereto between SprintCom, Inc. and AirGate Wireless, L.L.C. (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A filed by the company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.1.2 Addendum IV to Sprint PCS Management Agreement dated August 26, 1999 by and among SprintCom, Inc., Sprint Communications Company, L.P., Sprint Spectrum L.P. and AirGate PCS, Inc.

10.1.3 Addendum V to Sprint PCS Management Agreement dated May 12, 2000 by and among SprintCom, Inc., Sprint Communications Company, L.P. and AirGate PCS, Inc.

10.2 Sprint PCS Services Agreement between Sprint Spectrum L.P. and AirGate Wireless, L.L.C. (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A filed by the company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-
         01))

10.3 Sprint Spectrum Trademark and Service Mark License Agreement (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1/A filed by the company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.4 Sprint Trademark and Service Mark License Agreement (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A filed by the company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.5 Master Site Agreement dated August 6, 1998 between AirGate and BellSouth Carolinas PCS, L.P., BellSouth Personal Communications, Inc. and BellSouth Mobility DCS (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed by the company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.5.1 Notice to AirGate of an assignment of sublease, dated September 20, 1999 between BellSouth Cellular Corp. and Crown Castle South, Inc., given pursuant to Section 16(b) of the Master Site Agreement.

10.5.2 Master Tower Space Reservation and License Agreement dated February 19, 1999 between AGW Leasing Company, Inc. and American Tower, L.P.

10.5.3 Master Antenna Site Lease No. J50 dated July 20, 1999 between Pinnacle Towers Inc. and AGW Leasing Company, Inc.

10.6.1 Compass Telecom, L.L.C. Construction Management Agreement (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A filed by the company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.6.2 First Amendment to Services Agreement between AirGate PCS, Inc. and COMPASS Telecom Services, L.L.C. dated May 30, 2000 (Incorporated by reference to Exhibit 6.2 to the quarterly report on Form 10-Q filed by the company with the Commission on August 14, 2000 for the quarter ended June 30, 2000 (SEC File No.000-27455))

10.7 Commercial Real Estate Lease dated August 7, 1998 between AirGate and Perry Company of Columbia, Inc. to lease a warehouse facility (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A filed by the company with the Commission on July 12, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.7.1 Lease Agreement dated August 25, 1999 between Robert W. Bruce, Camperdown Company, Inc. and AGW Leasing Company, Inc. to lease office/warehouse space in Greenville, South Carolina.

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

10.11.1 Form of AirGate PCS, Inc. Option Agreement (Incorporated by reference to Exhibit 10.11.1 to the quarterly report on Form 10-Q filed by the company with the Commission on August 14 15, 2000 for the quarter ended June 30, 2000 (SEC File No. 000-27455))

10.12 Credit Agreement with Lucent (including form of pledge agreement and form of intercreditor agreement) (Incorporated by reference to Exhibit
         10.12 to the Registration Statement on Form S-1/A filed by the company with the Commission on September 17, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.13 Consent and Agreement (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1/A filed by the company with the Commission on September 17, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.14 Assignment of Sprint PCS Management Agreement, Sprint Spectrum Services Agreement and Trademark and Service Mark Agreement from AirGate Wireless, L.L.C. to AirGate Wireless, Inc. dated November 20, 1998 (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1/A filed by the company with the Commission on August 9, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.15 Form of Warrant for units offering (including from of warrant in units offering and form of unit) (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1/A filed by the company with the Commission on September 23, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.16 First Amendment to Employment Agreement dated December 20, 1999 between AirGate PCS, Inc. and Thomas M. Dougherty (Incorporated by reference to
         Exhibit 10.16 to the quarterly report on Form 10-Q filed by the company with the Commission on May 15, 2000 for the quarter ended March 31, 2000 (SEC File No.000-27455))

10.17 Retention Bonus Agreement dated May 4, 2000 between AirGate PCS, Inc. and Thomas M. Dougherty (Incorporated by reference to Exhibit 10.17 to the quarterly report on Form 10-Q filed by the company with the Commission on May 15, 2000 for the quarter ended March 31, 2000 (SEC File No.000-27455))

21       Subsidiaries of AirGate PCS, Inc.

23       Consent of KPMG

24       Power of Attorney

27       Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 18, 2000.

                                        AirGate PCS, Inc.

                                        By: /s/ Alan B. Catherall
                                            ------------------------
                                            Name: Alan B. Catherall
                                            Title: Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

               Name                                   Title                                   Date
               ----                                   -----                                   ----
/s/              *                         Chief Executive Officer and                  December 14, 2000
-----------------------------------        Director (Principal Executive
Thomas M. Dougherty                        Officer)

/s/              *                         Chief Financial Officer                      December 14, 2000
-----------------------------------        (Principal Financial and
Alan B. Catherall                          Accounting Officer)

/s/              *                         Vice President and Director                  December 14, 2000
-----------------------------------
W. Chris Blane

/s/              *                         Vice President and Director                  December 14, 2000
-----------------------------------
Thomas D. Body III

/s/              *                         Chairman of the Board of                     December 15, 2000
-----------------------------------        Directors
Barry Schiffman

/s/              *                         Director                                     December 14, 2000
-----------------------------------
Gill Cogan

/s/              *                         Director                                     December 12, 2000
-----------------------------------
Robert Ferchat

/s/              *                         Director                                     December 14, 2000
-----------------------------------
John R. Dillon

By:  /s/ BARBARA L. BLACKFORD
     -------------------------------
     Barbara L. Blackford
     Attorney-in-fact

     * Barbara Blackford, by signing her name hereto, does sign this document on behalf of the above noted individuals pursuant to powers of attorney duly executed by such individuals which have been filed as an exhibit to this Report.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
AirGate PCS, Inc.:

     We have audited the accompanying consolidated balance sheets of AirGate PCS, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended September 30, 2000, the nine months ended September 30, 1999, and the year ended December 31, 1998. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AirGate PCS, Inc. and subsidiaries as of September 30, 2000 and 1999 and the results of their operations and their cash flows for the year ended September 30, 2000, the nine months ended September 30, 1999, and the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

                                                       KPMG LLP



Atlanta, Georgia
November 10, 2000

                      AIRGATE PCS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
          (dollars in thousands, except share and per share amounts)

                                                                   September 30,        September 30,
                                                                       2000                 1999
                                                                -----------------     -----------------
         Assets
Current assets:
    Cash and cash equivalents                                   $          58,384     $         258,900
    Accounts receivable, net (note 3)                                       8,696                    --
    Inventories                                                             2,902                    --
    Prepaid expenses                                                        2,106                 1,596
    Other current assets (note 4)                                           2,227                 1,974
                                                                -----------------     -----------------
      Total current assets                                                 74,315               262,470

Property and equipment, net (note 5)                                      183,581                44,206
Financing costs                                                             9,098                10,399
Other assets                                                                1,954                   245
                                                                -----------------     -----------------
                                                                $         268,948     $         317,320
                                                                =================     =================
         Liabilities and Stockholders' Equity
Current liabilities:

   Accounts payable                                             $          21,009     $           2,216
   Accrued expenses                                                         9,320                20,178
   Payable to Sprint PCS                                                    5,292                    --
   Deferred revenue                                                         1,828                    --
   Accrued interest                                                           228                 1,413
   Current maturities of long-term debt (note 6)                               --                 7,700
                                                                -----------------     -----------------
      Total current liabilities                                            37,677                31,507
Deferred revenue                                                              671                    --
Long-term debt, excluding current maturities (note 6)                     180,727               157,967
                                                                -----------------     -----------------
      Total liabilities                                                   219,075               189,474
                                                                -----------------     -----------------
Stockholders' equity (note 8):
   Preferred stock, par value, $.01 per share;
      5,000,000 shares authorized; no shares issued and
      outstanding                                                              --                    --
   Common stock, par value, $.01 per share;
      150,000,000 shares authorized;
      12,816,783 and 11,957,201 shares issued
      and outstanding at September 30, 2000
      and September 30, 1999, respectively                                    128                   120
   Additional paid-in-capital                                             161,575               157,880
   Accumulated deficit                                                   (108,577)              (27,254)
   Unearned stock option compensation                                      (3,253)               (2,900)
                                                                -----------------     -----------------
      Total stockholders' equity                                           49,873               127,846
   Commitments and contingencies (notes 2, 6, 10 and 11)
                                                                -----------------     -----------------
                                                                $         268,948     $         317,320
                                                                =================     =================

         See accompanying notes to consolidated financial statements.

                      AIRGATE PCS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (dollars in thousands, except share and per share amounts)

                                                            Year           Nine Months           Year
                                                           Ended              Ended              Ended
                                                       September 30,      September 30,      December 31,
                                                            2000              1999               1998
                                                      ----------------    --------------   ----------------
Revenues:
    Service revenue                                         $    9,183      $         --     $           --
    Roaming revenue                                             12,338                --                 --
    Equipment revenue                                            2,981                --                 --
                                                      ----------------      ------------     --------------
        Total revenues                                     $    24,502      $         --     $           --

Operating expenses:
    Cost of service and roaming                                (27,207)               --                 --
    Cost of equipment                                           (5,685)               --                 --
    Selling and marketing                                      (28,357)               --                 --
    General and administrative                                 (14,078)           (5,294)            (2,597)

    Noncash stock option compensation
       (In 2000, $1,260 related to general and
         administrative, $210 related to cost of
         service and roaming, and $195 related
         to selling and marketing. In 1999,
         $325 related to general and administrative)            (1,665)             (325)                --
         Depreciation and amortization                         (12,034)             (622)            (1,204)
                                                            ----------      ------------     --------------
        Operating loss                                         (64,524)           (6,241)            (3,801)

 Interest income                                                 9,321                --                 --

 Interest expense                                              (26,120)           (9,358)            (1,392)
                                                           -----------      ------------     --------------
         Net loss                                          $   (81,323)     $    (15,599)    $       (5,193)
                                                           ===========      ============     ==============
 Basic and diluted net loss per
     share of common stock                                 $     (6.60)     $      (4.57)    $        (1.54)
                                                           ===========      ============     ==============

 Weighted-average outstanding common shares                 12,329,149         3,414,276          3,382,518
                                                           ===========      ============     ==============

 Weighted-average potentially dilutive
   common stock equivalents:

      Common stock options                                     777,758            42,157                 --
      Stock purchase warrants                                  142,492            29,187                 --
      Convertible promissory notes                                  --           433,249                 --
                                                           -----------      ------------      -------------
Weighted-average outstanding common shares including
  potentially dilutive common stock equivalents             13,249,399         3,918,869          3,382,518
                                                           ===========      ============      =============

         See accompanying notes to consolidated financial statements.

                                                               DRAFT OF 12/13/00


                      AIRGATE PCS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 (dollars in thousands, except share amounts)

     Year ended September 30, 2000, nine months ended September 30, 1999, and the year ended December 31, 1998

                                              Common Stock
                                         ------------------------     Additional                   Unearned stock       Total
                                                                       paid-in      Accumulated       option        stockholders'
                                           Shares        Amount        capital         deficit     compensation   equity (deficit)
                                         ---------     ----------     ---------     ------------   -------------  ----------------
Balance at December 31, 1997                    --     $       --     $    4,712    $   (6,462)    $       --     $   (1,750)
Formation of AirGate PCS, Inc. (note
1(a))                                    3,382,518             34            (34)           --             --             --
Distribution of AirGate Wireless, LLC           --             --          1,593            --             --          1,593
Net loss                                        --             --             --        (5,193)            --         (5,193)
                                         ---------     ----------      ---------     ---------    -----------    -----------
Balance at December 31, 1998             3,382,518             34          6,271       (11,655)            --         (5,350)
Issuance of stock purchase warrants
  in connection with issuance of
  convertible notes payable to
  stockholders and Lucent Financing
  (notes 8(b)(i) and 8(b)(ii))                  --             --          2,369            --             --          2,369
Beneficial conversion feature of
  convertible notes payable
  to stockholders (note 8(a)(iii))              --             --          6,979            --             --          6,979
Unearned compensation related to
  grant of compensatory stock
  options (note 8(c))                           --             --          3,225            --         (3,225)            --
Stock option compensation (note 8(c))           --                            --            --            325            325
Issuance of common stock, net of
  offering costs (note 8(a)(ii))         7,705,000             77        120,391            --             --        120,468
Issuance of warrants in connection
  with units offering (note 8(b)(iii))          --             --         10,948            --             --         10,948
Conversion of notes payable to
  stockholders to common stock
  (note 8(a)(iii))                         869,683              9          7,697            --             --          7,706
Net loss                                        --             --             --       (15,599)            --        (15,599)
                                        ----------     ----------      ---------     ---------    -----------    -----------
Balance at September 30, 1999           11,957,201            120        157,880       (27,254)        (2,900)       127,846

Conversion of notes payable to
  stockholders to common stock
  (note 8(a)(iii))                          12,533             --            213            --             --            213
Exercise of common stock purchase
  warrants in connection with issuance
  of convertible notes payable to
  stockholders, the Lucent Financing
  and the units offering (notes
  8(b)(i), 8(b)(ii) and 8(b)(iii))         762,444              8             (3)           --             --              5
Unearned compensation related to
  grant of compensatory stock options
  (note 8(c))                                   --             --          2,231            --         (2,231)            --
Issuance of stock purchase warrants
  in connection with Lucent Financing
  (note 8(b)(ii))                               --             --            282            --             --            282
Exercise of stock options (note 8(c))       84,605             --          1,185            --             --          1,185
Forfeiture of compensatory stock
  options (note 8(c))                           --             --           (213)           --            213             --
Stock option compensation (note 8(c))           --                            --            --          1,665          1,665
Net loss                                        --             --             --       (81,323)            --        (81,323)
                                        ----------     ----------      ---------     ---------    -----------    -----------
Balance at September 30, 2000           12,816,783    $       128      $ 161,575    $ (108,577)    $   (3,253)      $ 49,873
                                        ==========     ==========      =========     =========    ===========    ===========

         See accompanying notes to consolidated financial statements.

                      AIRGATE PCS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                    Year        Nine Months         Year
                                                                   Ended          Ended            Ended
                                                                 September 30,  September 30,    December 31,
                                                                     2000            1999           1998
                                                                 ------------   -------------   ---------------
Cash flows from operating activities:
     Net loss                                                    $  (81,323)    $  (15,599)     $       (5,193)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                              12,034            622               1,204
          Amortization of financing costs                             1,192             --                  --
          Provision for doubtful accounts                               563             --                  --
          Loss on sale of fixed assets                                   --             19                  --
          Interest expense associated with accretion
           of discount and beneficial conversion feature             23,043          8,707                  --
          Stock option compensation                                   1,665            325                  --
          (Increase) decrease in:
            Trade receivables                                        (9,259)            --                  --
            Inventories                                              (2,902)            --                  --
            Prepaid expenses                                           (511)        (1,496)                (95)
            Other current assets                                       (253)          (373)               (378)
            Other assets                                             (1,709)          (114)               (131)
          Increase (decrease) in:
            Accounts payable                                          5,016            767               1,411
            Accrued expenses                                          4,126          3,942                  --
            Sprint payable                                            5,292             --                  --
            Deferred revenue                                          2,499             --                  --
            Accrued interest                                         (1,082)           727               1,007
                                                                 ----------     ----------      --------------
                Net cash used in operating activities               (41,609)        (2,473)             (2,175)
                                                                 ----------     ----------      --------------
Cash flows from investing activities:
     Capital expenditures                                          (152,397)       (15,706)             (5,176)
                                                                 ----------     ----------      --------------
                Net cash used in investing activities              (152,397)       (15,706)             (5,176)
                                                                 ----------     ----------      --------------
Cash flows from financing activities:
     Proceeds from issuance of notes payable and related
           warrants to Lucent                                            --         18,500               5,000
     Payment on notes payable to Lucent                                  --        (10,000)                 --
     Proceeds from issuance of warrants and
           senior subordinated discount notes in units offering          --        156,057                  --
     Financing cost on Lucent Financing and units offering               --        (11,622)                 --
     Proceeds from issuance of common stock                              --        130,985                  --
     Offering costs                                                      --        (10,517)                 --
     Payment of note payable                                             --         (1,000)                 --
     Payment of note payable to Sprint PCS                           (7,700)            --                  --
     Proceeds from issuance of convertible notes payable
           to stockholders and related warrants                          --          2,530               5,200
     Payments on notes payable to stockholders                           --           (150)               (700)
     Proceeds from exercise of stock purchase warrants                    5             --                  --
     Proceeds from exercise of employee stock options                 1,185             --                  --
                                                                 ----------     ----------      --------------
                Net cash (used in) provided by financing
                activities                                           (6,510)       274,783               9,500
                                                                 ----------     ----------      --------------
                Net (decrease) increase in cash and cash
                equivalents                                        (200,516)       256,604               2,149
Cash and cash equivalents at beginning of period                    258,900          2,296                 147
                                                                 ----------     ----------      --------------
Cash and cash equivalents at end of period                       $   58,384     $  258,900      $        2,296
                                                                 ==========     ==========      ==============
Supplemental disclosure of cash flow information -
     cash paid for interest                                      $    2,609     $      503      $        1,279
                                                                 ==========     ==========      ==============

                                  (continued)

                      AIRGATE PCS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)



                                                                  Year          Nine Months        Year
                                                                  Ended            Ended           Ended
                                                               September 30,    September 30,   December 31,
                                                                  2000             1999            1998
                                                              --------------   --------------  --------------
Supplemental disclosure of non-cash investing and
   financing activities:
     Capitalized interest                                        $ 5,938          $ 1,109       $    --
     Grant of common stock purchase warrants related to
       Lucent Financing                                              282              658            --
     Convertible notes payable to stockholders and accrued
       interest converted to equity                                  102            7,706            --
     Beneficial conversion feature of convertible notes
       payable to stockholders                                       111            6,979            --
     Grant of compensatory stock options                           2,231            3,225            --
     Forfeiture of compensatory stock options                       (213)              --            --
     Network assets acquired and not yet paid for                 15,248           16,236            --
     Assets acquired through debt financing                           --               --         7,700
     Distribution of FCC licenses:
         Accrued interest                                             --               --          (894)
         Long-term debt                                               --               --       (11,745)
         FCC licenses                                                 --               --        12,846
         Line of credit                                               --               --        (1,800)

         See accompanying notes to consolidated financial statements.

                      AIRGATE PCS, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2000 and 1999


(1)  Business, Basis of Presentation and Summary of Significant Accounting
     Policies

     (a)  Business and Basis of Presentation

AirGate PCS, Inc. and subsidiaries (collectively, the "Company") were created for the purpose of becoming a leading provider of wireless Personal Communication Services ("PCS"). AirGate PCS, Inc., formed in October 1998, is the exclusive affiliate of Sprint PCS in its territory and is licensed to use the Sprint PCS brand name in 21 markets located in the southeastern United States. The consolidated financial statements included herein include the accounts of AirGate PCS, Inc. and its wholly-owned subsidiaries, AGW Leasing Company, Inc., and AirGate Network Services, LLC for all periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to October 1998, the predecessor entities' operating activities focused on developing a PCS business in the southeastern United States. These activities included the purchase of four Federal Communications Commission ("FCC") PCS licenses. In July 1998, the Company decided to pursue a different PCS business opportunity and signed a series of agreements with Sprint and Sprint PCS (the "Sprint Agreements") to build, construct and manage a PCS network that will support the offering of Sprint PCS products and services in the Company's territory. As a result of this change in business strategy, AirGate Wireless, LLC, which consisted solely of the FCC licenses and related liabilities, was not transferred to its successor entity, AirGate PCS, Inc. because its assets and liabilities were not included in the continuing operations of AirGate PCS, Inc.

The PCS market is characterized by significant risks as a result of rapid changes in technology, increasing competition and the cost associated with the build-out of a PCS network. The Company's continuing operations are dependent upon Sprint's ability to perform its obligations under the Sprint Agreements. Additionally, the Company's ability to attract and maintain a sufficient customer base is critical to achieving breakeven cash flow. Changes in technology, increased competition, economic conditions or inability to achieve breakeven cash flow, among other factors, could have an adverse effect on the Company's financial position and results of operations.

     (b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, money market accounts, and investments in commercial paper rated A-1/P-1 or better with original maturities of three months or less.

     (c)  Inventories

Inventories consist of handsets and related accessories. Inventories are carried at the lower of cost (determined using the weighted average method) or market (replacement cost).

     (d)  Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Asset lives used by the Company are as follows:

                                                                USEFUL LIFE
                                                                -----------
          Network assets....................................       7 years
          Computer equipment................................       3 years
          Furniture, fixtures, and office equipment.........       5 years


Construction in progress includes expenditures for the purchase of capital equipment, design services, construction services, and testing of the Company's network. The Company capitalizes interest on its construction in progress activities. Interest capitalized for the year ended September 30, 2000 totaled $5.9 million and $1.1 million for the

                       AIRGATE PCS, INC. AND SUBSIDIARY

                          September 30, 2000 and 1999


nine months ended September 30, 1999. Capitalized interest on construction activities in prior periods was not material. When the network assets are placed in service, the Company transfers the assets from construction in progress to network assets and depreciates those assets over their estimated useful life.

     (e)  Financing Costs

Costs incurred in connection with the Lucent Financing and the Company's issuance of senior subordinated discount notes were deferred and are amortized into interest expense over the term of the respective financing using the effective interest method.

     (f)  Income Taxes

Prior to the formation of AirGate PCS, Inc. in October 1998, the predecessors of AirGate PCS, Inc. were operated as limited liability companies. As a result, income taxes were passed through to and were the responsibility of the stockholders of the predecessors.

The Company has not provided any pro forma income tax information for periods prior to October 1998 because such information would not be significant to the accompanying consolidated financial statements.

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

     (g)  Net Loss Per Share

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

     (h)  Revenue Recognition

The Company sells handsets and accessories which are recorded at the time of the sale as equipment revenue. After the handset has been purchased, the subscriber purchases a service package which is recognized monthly as service is provided and is included as service revenue. Roaming revenue is recorded when Sprint PCS subscribers, other Sprint PCS affiliate subscribers and non-Sprint PCS subscribers roam onto the Company's network.

The accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct customer activation expense has been deferred and will be recorded over the average life for those customers (30 months) that are assessed an activation fee. Those customers for which the Company waives the activation fee must enter into an Advantage Agreement and the direct customer activation expense is deferred and recorded over the contractual term of the Advantage Agreement period (12 months). As of September 30, 2000, the Company has recognized approximately $0.1 million of activation fee revenue and direct customer activation expense and has deferred $1.2 million of activation fee revenue and $1.0 million of direct customer activation expense to future periods.

                       AIRGATE PCS, INC. AND SUBSIDIARY

                          September 30, 2000 and 1999


     (i)  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
Of

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2000 and 1999, the Company had no impaired assets.

     (j)  Advertising Costs

The company expenses advertising costs when the advertisement occurs. Total advertising expense was approximately $7.5 million and $0.1 million for the year ended September 30, 2000 and the nine months ended September 30, 1999, respectively. No advertising expense was recorded in 1998.

     (k)  New Accounting Pronouncements

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

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation ("FIN No. 44"). FIN No. 44 clarifies the application of APB No. 25, Accounting for Stock Issued to Employees, to certain areas of stock based compensation. Among other issues, FIN No. 44 clarifies the accounting consequences of a modification to the terms of a fixed stock option award. FIN No. 44 is effective July 1, 2000 but covers specific events, such as option repricing, which occurred after either December 15, 1998 or January 12, 2000.

     (l)  Development Stage Enterprise

AirGate LLC, the first predecessor of the Company, was established on June 15, 1995 (inception). The Company and its predecessor devoted most of their efforts through December 31, 1999, to activities such as preparing business plans, raising capital and planning and executing the build-out of its PCS network. With the launch of commercial service in several markets during the second fiscal quarter of 2000, the Company has completed its development stage activities.

     (m)  Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated balance sheets and revenues and expenses during the reporting periods to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (n)  Change of Fiscal Year

On October 21, 1999, the Company changed its fiscal year from a calendar year ending on December 31 to a fiscal year ending on September 30 effective September 30, 1999.

     (o)  Concentration of risk

The Company maintains cash and cash equivalents in an account with a financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation. The financial institution is one of the five largest banks in the United States and management does not believe there is significant credit risk associated with deposits in excess of federally insured amounts.

                       AIRGATE PCS, INC. AND SUBSIDIARY

                          September 30, 2000 and 1999


Further, the Company maintains accounts with nationally recognized investment managers. Such deposits are not insured by the Federal Deposit Insurance Corporation. Management does not believe there is significant credit risk associated with these uninsured deposits.

     (p)  Comprehensive Income

No statements of comprehensive income have been included in the accompanying consolidated financial statements since the Company does not have any "Other Comprehensive Income" to report.

     (q)  Reclassification

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

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

The management agreement has an initial term of 20 years with three 10-year renewals, the first renewal being automatic. The key clauses within the management agreement refer to exclusivity, network build-out, products and services offered for sale, service pricing, roaming, advertising and promotion, program requirements including technical and customer care standards, non-competition, inability to use non-Sprint PCS brands and rights of first refusal and are summarized as follows:

     (a) Exclusivity. The Company is designated as the only person or entity that can manage or operate a PCS network for Sprint PCS in the Company's territory. Sprint PCS is prohibited from owning, operating, building or managing another wireless mobility communications network in the Company's territory while the management agreement is in place.

     (b) Network build-out. In the management agreement, the Company has agreed to cover a specified percentage of the population at coverage levels ranging from 39% to 86% within each of the 21 markets that comprise the Company's territory by specified dates beginning on March 31, 2000 and ending on December 31, 2000. The required aggregate coverage of all markets is approximately 65% of the 7.1 million in population within the Company's territory by December 31, 2000. As of October 16, 2000, the Company had exceeded its build-out requirements in all 21 of its markets.

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

     (d) Service pricing. The Company must offer Sprint PCS subscriber pricing plans designated for national offerings. The Company is permitted to establish local price plans for Sprint PCS products and services only offered in the Company's market. Sprint PCS will retain 8% of the Company's collected service revenues but will remit 100% of revenues derived from roaming by Sprint PCS and Sprint PCS affiliate subscribers and sales of handsets and accessories and proceeds from sales not in the ordinary course of business.

                       AIRGATE PCS, INC. AND SUBSIDIARY

                          September 30, 2000 and 1999


     (e) Roaming. The Company will earn roaming revenues when a Sprint PCS customer from outside of the Company's territory roams onto the Company's network. There are established rates for Sprint PCS' or affiliates' subscribers roaming and similarly, the Company will pay Sprint PCS when the Company's own subscribers use the Sprint PCS nationwide network outside the Company's territory. Sprint PCS reserves the right to change the established per minute rate for roaming.

     (f) Advertising and Promotion. Sprint PCS is responsible for all national advertising and promotion of Sprint PCS products and services. The Company is responsible for local advertising and promotion in the Company's territory.

     (g) Program requirements including technical and customer care standards. The Company will comply with Sprint PCS' program requirements for technical standards, customer service standards, national and regional distribution and national accounts programs.

     (h) Non-competition. The Company may not offer Sprint PCS products and services outside the Company's territory.

     (i) Inability to use non-Sprint PCS brands. Without Sprint PCS' consent, the Company may not market, promote, advertise, distribute, lease or sell any of the Sprint PCS products on a non-branded, "private label" basis or under any brand, trademark or trade name other than the Sprint PCS brand, except for sales to resellers.

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

The services agreement outlines various support services such as activation, billing and customer care that are provided to the Company by Sprint PCS. These services are available to the Company at established rates. Sprint PCS can change any or all of the service rates one time in each twelve month period. The Company may discontinue the use of any service upon three months written notice. Sprint PCS has agreed that the services presently offered will be available until at least December 31, 2001. After that date, Sprint PCS may discontinue a service provided that it gives nine months written notice. The services agreement automatically terminates upon termination of the management agreement.

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

(3)  Accounts receivable, net

Accounts receivable, net includes amounts due from Sprint PCS relating to roaming revenues, amounts from customers with respect to airtime service charges and amounts from local third party vendors relating to the sale of handsets and accessories. For the year ended September 30, 2000, roaming revenues from Sprint PCS totaled $12.3 million, or 50% of total revenues. Of this amount, $5.3 million was recorded as accounts receivable at September 30, 2000. There were no revenues for the nine months ended September 30, 1999 or the year ended December 31, 1998.

                       AIRGATE PCS, INC. AND SUBSIDIARY

                          September 30, 2000 and 1999


The Company records an allowance for doubtful accounts to reflect the expected loss on the collection of receivables. Such allowance is recorded for accounts receivables from customers and third party vendors and totaled $0.6 million at September 30, 2000. There were no accounts receivable outstanding at September 30, 1999.

(4)       Other Current Assets

Other current assets consists of the following at September 30 (dollars in thousands):
                                                             2000       1999
                                                             ----       ----


   Current portion of financing costs..............          $1,215     $1,223
   Prepaid activation expenses.....................             627         --
   Due from AirGate Wireless, LLC..................              --        751
   Interest receivable and other...................             385         --
                                                             ------     ------
          Other current assets.....................          $2,227     $1,974
                                                             ======     ======

The assets and liabilities of AirGate Wireless, LLC, a predecessor entity, which consisted solely of the FCC licenses and related liabilities, were not transferred to AirGate PCS, Inc., because its assets and liabilities would not be used in the continuing operations of the Company. The Company made interest payments totaling $0.4 million during the nine month period ended September 30, 1999 and $0.4 million during the year ended December 31, 1998 related to these liabilities on behalf of AirGate Wireless, LLC. On January 28, 2000, AirGate Wireless LLC repaid the Company $0.8 million representing amounts previously paid by AirGate PCS plus accrued interest.

(5)       Property and Equipment

Property and equipment consists of the following at September 30 (dollars in thousands):

                                                             2000       1999
                                                             ----       ----

   Network assets.......................................   $158,720    $ 7,700
   Computer equipment...................................      3,081         89
   Furniture, fixtures, and office equipment............      6,800         87
                                                           --------    -------
          Total network assets and equipment............    168,601      7,876
   Less accumulated depreciation and amortization.......    (13,005)      (971)
                                                           --------    -------
          Total network assets and equipment, net.......    155,596      6,905
   Construction in progress.............................     27,985     37,301
                                                           --------    -------
          Property and equipment, net...................   $183,581     44,206
                                                           ========    =======

(6)       Long-Term Debt

          Long-term debt consists of the following at September 30 (dollars in thousands):

                                                                           2000          1999
                                                                           ----          ----
   Unsecured promissory note dated July 22, 1998; interest
        at 14%; due November 15, 1999;..........................        $    --        $    7,700
   Lucent Financing dated August 16, 1999; variable interest of
        LIBOR + 3.75% (10.44% and 9.25% at September 30,

                         AIR PCS, INC. AND SUBSIDIARY

                          September 30, 2000 and 1999

        2000 and 1999,respectively); interest due quarterly; (net of unaccreted original issue discount of $772 and $642 at September
        30, 2000 and 1999, respectively, see note 8(b)(ii))........................             12,728             12,858
   Senior Subordinated Discount Notes due 2009; interest at 13.5%; interest accretes until October 1, 2004 after which semi-annual interest payments are required beginning April 1, 2005 (net of unaccreted original issue discount of $9,853 and $10,948 at September 30,
        2000 and 1999, respectively, see note 8(b)(iii))...........................            167,999            145,109
                                                                                            ----------         ----------
         Total long-term debt......................................................            180,727            165,667
   Less current maturities of long-term debt.......................................                 --             (7,700)
                                                                                            ----------         ----------
         Long-term debt, excluding current maturities..............................         $  180,727         $  157,967
                                                                                            ==========         ==========

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

Lucent Financing

On August 16, 1999, the Company entered into a $153.5 million Credit Agreement with Lucent (the "Lucent Financing" or "Credit Agreement"). The Credit Facility provides for (i) a $13.5 million senior secured term loan (the "Tranche I Term Loan") which matures on June 6, 2007, and (ii) a $140.0 million senior secured term loan (the "Tranche II Term Loan") which matures on September 30, 2008. Mandatory quarterly payments of principal are required beginning December 31, 2002 for the Tranche I Term Loan and March 31, 2004 for the Tranche II Term Loan initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. A commitment fee of 3.75% on unused borrowings under the Credit Facility is payable quarterly. For the year ended September 30, 2000, commitment fees totaled $6.0 million. After October 1, 2000, if the Company borrows at least 30% of the Tranche II Term Loan, or $42 million, the commitment fee on unused borrowings decreases to 1.50%, payable quarterly. The Lucent Facility is secured by all the assets of the Company. In connection with this financing, the Company issued to Lucent warrants to purchase 139,035 shares of common stock that were exercisable upon issuance (see note 8(b)(ii)). Additionally, the Company incurred origination fees and expenses of $5.0 million which have been recorded as financing cost and are amortized as interest expense using the effective interest method.

The Lucent Financing is subject to certain restrictive covenants including maintaining certain financial ratios, reaching defined subscriber growth and network covered population goals, and limiting annual capital expenditures. Further, the Credit Facility restricts the payment of dividends on the Company's common stock. As of September 30, 2000, management believes that the Company is in compliance with all covenants governing the Lucent Financing.

Senior Subordinated Discount Notes

On September 30, 1999, the Company received proceeds of $156.1 million from the issuance of 300,000 units, each unit consisting of $1,000 principal amount at maturity of 13.5% senior subordinated discount notes due 2009 and one warrant to purchase 2.148 shares of common stock at a price of $0.01 per share (see note 8(b)(iii)) pursuant to a registration statement filed on Form S-1 declared effective by the Securities and Exchange Commission on September 27, 1999. The aggregate principal amount outstanding as of September 30, 2000 of the senior subordinated discount notes was $168.0 million (net of original issue discount of $9.9 million) which will accrete to the full aggregate principal amount

                       AIRGATE PCS, INC. AND SUBSIDIARY

                          September 30, 2000 and 1999


of $300.0 million by October 1, 2004. The Company incurred expenses, underwriting discounts and commissions of $6.6 million related to the units offering which have been recorded as financing costs and are amortized as interest expense using the effective interest method.

The senior subordinated discount notes contain certain covenants relating to limitations on the Company's ability to, among other acts, sell assets, incur additional indebtedness, and make certain payments. As of September 30, 2000, management believes that the Company is in compliance with all covenants governing the senior subordinated discount notes.

Aggregate minimum annual principal payments due on all issues of long-term debt for the next five years at September 30, 2000 and thereafter are as follows (dollars in thousands):

               Years ending September 30,
               --------------------------
               2001......................................................       $       --
               2002......................................................               --
               2003......................................................            2,025
               2004......................................................            2,025
               2005......................................................            2,700
               Thereafter................................................          306,750
                                                                                ----------
                  Total..................................................          313,500
               Less: Unaccreted interest portion of long-term debt ......         (122,148)
                     Unaccreted original issue discounts.................          (10,625)
                                                                                ----------
                         Total long-term debt............................       $  180,727
                                                                                ==========

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

                                                            September 30,                      September 30,
                                                                 2000                              1999
                                                      --------------------------        --------------------------
                                                      Carrying         Estimated        Carrying         Estimated
                                                       amount          fair value        amount         fair value
                                                       ------          ----------        ------         ----------
Cash and cash equivalents.........................       $ 58,384         $ 58,384        $258,900          $258,900
Accounts receivable, net..........................          8,696            8,696              --                --
Accounts payable..................................         21,009           21,009           2,216             2,216
Accrued expenses..................................          9,320            9,320          20,178            20,178
Long-term debt....................................        180,727          181,500         165,667           165,667

          (a) Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses

The carrying amounts of these items are a reasonable estimate of their fair value due to the short-term nature of the instruments.

          (b)  Long-term debt

                       AIRGATE PCS, INC. AND SUBSIDIARY

                          September 30, 2000 and 1999


Long-term debt is comprised of the senior subordinated discount notes and the Lucent Financing. The fair value of the senior subordinated discount notes is stated at quoted market value as of September 30, 2000 and September 30, 1999. As there is no active market for the remaining items of long-term debt, management believes that the carrying amount of the Lucent Financing is a reasonable estimate of its fair value.

(8)       Stockholders' Equity

          (a)  Common stock

               (i)   Increase in authorized common shares

On May 26, 2000, at a Special Meeting of the stockholders of AirGate PCS, Inc., the stockholders voted to amend our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock, par value $0.01 per share, from 25,000,000 to 150,000,000 shares.

               (ii)  Initial Public Offering

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

               (iii) Conversion of Notes Payable to Stockholders to Common Stock

On September 30, 1999, $4.8 million plus an additional $2.5 million of convertible notes payable to stockholders and accrued interest were converted into 869,683 shares of common stock at the applicable conversion price of $8.84 per share, a 48% discount from the initial public offering price. The amount related to the fair value of the beneficial conversion feature of $7.0 million as of the date of issuance (May 1999) has been recorded as additional paid-in-capital and recognized as interest expense from the date of issuance to the expected date of conversion (August 1999).

On October 21, 1999, the Company's Board of Directors authorized the issuance of 12,533 additional shares of common stock to the affiliates of Weiss, Peck & Greer Venture Partners and the affiliates of JAFCO American Ventures, Inc. pursuant to a previously authorized promissory note issued by the Company. The shares were authorized for issuance in consideration of $0.1 million of interest that accrued from the period June 30, 1999 to September 28, 1999 on promissory notes issued to the affiliates of Weiss, Peck & Greer Venture Partners and the affiliates of JAFCO American Ventures, Inc. The promissory notes and related accrued interest were converted into shares of common stock at a price 48% less than the price of a share of common stock sold in the Company's initial public offering of common stock. The amount related to the fair value of the beneficial conversion feature of $0.1 million has been recorded as additional paid-in-capital and recognized as interest expense in the year ended September 30, 2000.

               (iv)  Stock splits

Shares of common stock outstanding reflect a 39,134-for-one stock split effective July 9, 1999 and subsequent reverse stock splits of 0.996-for-one, which was effective July 28, 1999, 0.900-for-one which was effective September 15, 1999, and 0.965-for-one which was effective September 27, 1999. All share and stockholders' equity amounts have been restated for all periods presented for these stock splits.

                       AIRGATE PCS, INC. AND SUBSIDIARY

                          September 30, 2000 and 1999


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

In connection with a refinancing of the convertible notes payable to stockholders in May 1999, the Company cancelled the August 1998 warrants and issued new warrants to Weiss, Peck & Greer Venture Partners Affiliated Funds to purchase shares of common stock for an aggregate amount up to $2.7 million at an exercise price 25% less than the price of a share of common stock sold in the initial public offering, or $12.75 per share. The warrants for 214,413 shares were exercisable upon issuance and may be exercised for two years from the date of issuance. The Company allocated $1.7 million of the proceeds from this refinancing to the fair value of the warrants and recorded a discount on the related debt, which was recognized as interest expense from the date of issuance (May 1999) to the expected date of conversion (August 1999).

On July 11, 2000, all of such warrants were exercised. Net of 40,956 shares surrendered in payment of the exercise price, 173,457 shares of common stock were issued.

               (ii)  Lucent Financing

On August 16, 1999, the Company issued stock purchase warrants to Lucent in consideration of the Lucent Financing. The base price of the warrants equals 120% of the price of one share of common stock at the closing of the initial public offering, or $20.40 per share, and the warrants are exercisable for an aggregate of 128,860 shares of the Company's common stock. The warrants expire on the earlier of August 15, 2004 or August 15, 2001, if, as of such date, the Company has paid in full all outstanding amounts under the Lucent Financing and has terminated the remaining unused portion of the commitments under the Lucent Financing. The Company allocated $0.7 million of the proceeds from the Lucent Financing to the fair value of the warrants and recorded a discount on the associated credit facility, which is recognized as interest expense over the period from the date of issuance to the maturity date using the effective interest method.

On June 1, 2000, AirGate PCS issued stock purchase warrants for Lucent Technologies to acquire 10,175 shares of common stock on terms identical to those identified above. The Company recorded a discount on the associated credit facility of $0.3 million, which represents the fair value of the warrants on the date of grant using a Black-Scholes valuation. The discount is recognized as interest expense over the period from the date of issuance to maturity using the effective interest method. Interest expense relating to both grants of Lucent Technologies warrants for the year ended September 30, 2000 and the nine months ended September 30, 1999, was $0.2 million and $0.1 million, respectively.

On September 14, 2000, warrants to acquire 128,860 shares of common stock at a price of $20.40 per share were exercised. Net of 48,457 shares surrendered in payment of the exercise price, 80,403 shares of common stock were issued. As of September 30, 2000, warrants to acquire 10,175 shares of common stock remain outstanding.

               (iii) Senior Subordinated Discount Notes

On September 30, 1999, as part of the Company's senior subordinated discount note offering, the Company issued warrants to purchase 2.148 shares of common stock for each unit at a price of $0.01 per share. On January 3, 2000, the Company's registration statement on Form S-1, relating to warrants to purchase 644,400 shares of common stock, was declared effective by the Securities and Exchange Commission. The warrants expire October 1, 2009.

                       AIRGATE PCS, INC. AND SUBSIDIARY

                          September 30, 2000 and 1999


The Company allocated $10.9 million of the proceeds from the units offering to the fair value of the warrants and recorded a discount on the notes, which is recognized as interest expense over the period from issuance to the maturity date using the effective interest method. For the year ended September 30, 2000, amortization of the fair value of the warrants totaling $1.1 million was recorded as interest expense. As of September 30, 2000, warrants representing 508,584 shares of common stock had been exercised and warrants representing 135,816 shares of common stock remain outstanding.

          (c)  Stock Option Plan

On July 28,1999, the Board of Directors approved an incentive stock option plan, whereby 2.0 million shares of common stock were reserved for issuance to current and future employees. Options under the plan vest at various terms up to a 5 year period beginning at the grant date and expire ten years from the date of grant. In the nine months ended September 30, 1999, unearned noncash stock option compensation of $3.2 million was recorded, for the difference between the initial public offering price of $17.00 per share and the exercise price at the date of grant of $14.00 per share. During the year ended September 30, 2000, unearned noncash stock option compensation for compensatory stock options representing $2.2 million was recorded for the difference between the exercise price at the date of grant and the fair value at the date of grant. Noncash stock option compensation is recognized over the period in which the related employee services are rendered and totaled $1.7 million and $0.3 million for the year ended September 30, 2000 and nine months ended September 30, 1999, respectively.

The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Had compensation costs for the Company's stock option plan been determined in accordance with SFAS No. 123, the Company's net loss and basic and diluted net loss per share of common stock for the year ended September 30, 2000 and the nine months ended September 30, 1999 would have increased to the pro forma amounts indicated below (dollars in thousands, except for per share amounts):

                                               Year            Nine Months            Year
                                               Ended              Ended              Ended
                                           September 30,      September 30,       December 31,
                                               2000               1999                1998
                                               ----               ----                ----
Net loss:
         As reported.....................    $(81,323)           $(15,599)         $(5,193)
         Pro forma.......................     (84,521)            (16,274)          (5,193)
Basic and diluted net loss per
 share of common stock:
         As reported.....................      $(6.60)             $(4.57)          $(1.54)
         Pro forma.......................      $(6.86)             $(4.77)          $(1.54)

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                               Year            Nine Months            Year
                                               Ended              Ended              Ended
                                           September 30,      September 30,       December 31,
                                               2000               1999                1998
                                               ----               ----                ----
Risk from interest return                      6.5%               6.0%                 --
Volatility                                   120.0%              60.0%                 --
Dividend yield                                   0                  0                  --
Expected life in years                           5                  5                  --

The following table summarizes activity under the 1999 stock option plan:

                                                                                         Weighted-average
                                                               Number of                  exercise price
                                                                options                     per share
                                                                -------                     ---------
  Options outstanding as of December 31, 1998                           --                        --
       Granted                                                   1,075,000                    $14.00
                                                                 ---------                    ------

  Options outstanding as of September 30, 1999                   1,075,000                    $14.00

       Granted                                                     600,500                    $51.63
       Exercised                                                   (84,605)                   $14.00
       Forfeited                                                   (86,250)                   $19.15
                                                                  --------                    ------

                       AIRGATE PCS, INC. AND SUBSIDIARY

                          September 30, 2000 and 1999


  Options outstanding as of September 30, 2000      1,504,645          $28.72

  Options exercisable as of September 30, 2000        285,395          $14.00
                                                      =======          ======

The following table summarizes information for stock options outstanding at September 30, 2000:

                                                          Weighted-
                                                           average                  Options
                        Number of    Weighted-average    remaining                Exercisable
    Exercise prices      options      exercise price    contractual life         at September 30,
                                                          (in years)                  2000
         $ 2.00             20,000       $ 2.00              9.18                     ----
          14.00            959,145        14.00              8.83                   285,395
     35.875 - 47.50        270,500        44.50              9.45                     ----
     65.125 - 66.94        230,000        66.31              9.71                     ----
          98.50             25,000        98.50              9.44                     ----
                         ---------       ------             -----                   -------
                         1,504,645       $28.72              9.09                   285,395
                         =========       ======             =====                   =======

         (d)      Preferred Stock

The Company's articles of incorporation authorize the Company's Board of Directors to issue up to 5 million shares of preferred stock without stockholder approval. The Company has not issued any preferred stock as of September 30, 2000.

(9)      Income Taxes

Prior to the formation of AirGate PCS, Inc. in October 1998, the predecessors of the Company were operated as limited liability companies. As a result, income taxes were passed through to and were the responsibility of the stockholders of the predecessors.

The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future and any increase or decrease in the valuation allowance for deferred income tax assets.

                       AIRGATE PCS, INC. AND SUBSIDIARY

                          September 30, 2000 and 1999

Income tax expense (benefit) for the year ended September 30, 2000, the nine months ended September 30, 1999 and the year ended December 31, 1998 differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following (dollars in thousands):

                                                                          Year            Nine Months          Year
                                                                          Ended              Ended            Ended
                                                                      September 30,     September 30,       December 31,
                                                                          2000               1999              1998
                                                                          ----               ----              ----
       Computed "expected" tax benefit............................       $ (27,650)        $ (5,304)        $ (1,765)
       (Increase) decrease in income tax benefit resulting from:
       Expenses related to LLC predecessors.......................              --                7              569
       State income tax benefit, net of Federal effect............          (5,116)            (325)            (187)
       Increase in valuation allowance............................          31,000            3,869            1,893
       Benefit derived from contribution of tax assets............              --               --             (415)
       Nondeductible interest expense.............................           1,224            1,916               --
       Other, net.................................................             542             (163)             (95)
                                                                         ---------         --------         --------
              Total income tax expense (benefit)..................       $      --         $     --         $     --
                                                                         =========         ========         ========

The income tax effect of temporary differences that give rise to significant portions of the Company's deferred income tax assets and liabilities as of September 30, 2000 and 1999 are presented below (dollars in thousands):

                                                                                  2000                1999
                                                                                  ----                ----
          Deferred income tax assets:
          Net operating loss carryforwards..............................      $ 24,549               $ 1,784
          Capitalized start-up costs....................................         7,259                 3,669
          Accrued expenses..............................................           295                    10
          Deferred interest expense.....................................         7,321                    --
          Property and equipment, principally due to differences in
           depreciation and amortization................................            --                   299
                                                                              --------           -----------
          Gross deferred income tax assets..............................        39,424                 5,762
          Less valuation allowance......................................       (36,762)               (5,762)
                                                                              --------           -----------
          Net deferred income tax assets................................         2,662                    --
          Deferred income tax liabilities, principally due to
          differences in depreciation and amortization..................        (2,662)                   --
                                                                              --------           -----------
          Net deferred income tax assets................................      $     --           $        --
                                                                              ========           ===========

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

                       AIRGATE PCS, INC. AND SUBSIDIARY

                          September 30, 2000 and 1999

The valuation allowance for deferred income tax assets as of September 30, 2000 and 1999 was $36.8 million and $5.8 million, respectively. The net change in the total valuation allowance for the year ended September 30, 2000 and the nine months ended September 30, 1999 was an increase of $31.0 million and $3.9 million, respectively.

At September 30, 2000, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $60.0 million, which will expire in various amounts beginning in the year 2019. Approximately $1.4 million of the net operating loss carryforwards that the Company may use to offset taxable income in future years is limited as a result of an ownership change, as defined under Internal Revenue Code Section 382, which occurred effective with the Company's initial public offering of stock on September 30, 1999. The amount of this annual limitation is approximately $2.8 million per year. As a result, it is anticipated that the net operating losses of the Company will be free of any limitation, as a result of the September 30, 1999 change of ownership, in the year ended September 30, 2001. At September 30, 2000, the Company also has a South Carolina general business credit carryforward of approximately $0.5 million available to offset income tax expense from this state that will expire in the year 2009.

(10)  Condensed Consolidating Financial Information

AGW Leasing Company, Inc. ("AGW") is a wholly-owned subsidiary of AirGate PCS, Inc. AGW has fully and unconditionally guaranteed the Company's senior subordinated discount notes and Lucent Financing. AGW was formed to hold the real estate interests for the Company's PCS network. AGW also was a registrant under the Company's registration statement declared effective by the Securities and Exchange Commission on September 27, 1999. AGW jointly and severably guarantees the Company's long-term debt.

During fiscal 2000, AirGate Network Services LLC ("ANS") was created as a wholly-owned subsidiary of AirGate PCS, Inc. ANS has fully and unconditionally guaranteed the Company's senior subordinated discount notes and Lucent Financing. ANS was formed to provide construction management services for the Company's PCS network. ANS jointly and severably guarantees the Company's long-term debt.

The unaudited condensed consolidating financial information for AGW and ANS as of September 30, 2000 and for the year then ended is as follows (dollars in thousands):

                                                                                            AirGate
                                                                           AGW Leasing      Network
                                                      AirGate PCS, Inc.   Company, Inc.   Services LLC  Eliminations  Consolidation
                                                      -----------------   -------------   ------------  ------------  -------------
Cash and cash equivalents .......................         $  58,636         $      --      $    (252)     $      --      $  58,384
Property and equipment, net .....................           138,924                --         44,657             --        183,581
Other assets ....................................            85,055                --            500        (58,572)        26,983
                                                          ---------         ---------      ---------      ---------      ---------
     Total assets ...............................         $ 282,615         $      --      $  44,905      $ (58,572)     $ 268,948
                                                          =========         =========      =========      =========      =========

Current liabilities .............................         $  36,760         $  11,133      $  48,356      $ (58,572)     $  37,677
Long-term deferred revenue ......................               671                --             --             --            671
Long-term debt ..................................           180,727                --             --             --        180,727
                                                          ---------         ---------      ---------      ---------      ---------
     Total liabilities ..........................           218,158            11,133         48,356        (58,572)       219,075
                                                          ---------         ---------      ---------      ---------      ---------

Common stock ....................................               128                --             --             --            128
Additional paid-in-capital ......................           161,575                --             --             --        161,575

Accumulated deficit .............................           (93,993)          (11,133)        (3,451)            --       (108,577)
Unearned stock option compensation ..............            (3,253)               --             --             --         (3,253)
                                                           --------          --------      ---------      ---------      ---------
     Total liabilities and stockholders' equity .          $282,615          $     --       $ 44,905      $ (58,572)     $ 268,948
                                                           ========          ========      =========      =========      =========


Total revenues ..................................            24,502                --             --             --         24,502

Cost of service and roaming ......................................     (18,350)      (8,857)          --           --      (27,207)
Selling and marketing ............................................     (27,832)        (525)          --           --      (28,357)
General and administrative .......................................     (13,706)        (372)          --           --      (14,078)
Other ............................................................     (24,149)          --           --           --      (24,149)
Depreciation and amortization ....................................      (8,583)          --       (3,451)          --      (12,034)
                                                                     ---------    ---------    ---------    ---------    ---------
Total expenses ...................................................     (92,620)      (9,754)      (3,451)          --     (105,825)
                                                                     ---------    ---------    ---------    ---------    ---------
Net loss .........................................................   $ (68,118)   $  (9,754)   $  (3,451)          --    $ (81,323)
                                                                     =========    =========    =========    =========    =========
Operating activities, net ........................................     (89,165)          --    $  47,556           --    $ (41,609)
Investing activities - capital expenditures ......................    (104,589)          --      (47,808)          --     (152,397)
Financing activities .............................................      (6,510)          --           --           --       (6,510)
                                                                     ---------    ---------    ---------    ---------    ---------
Decrease in cash and cash equivalents ............................    (200,264)          --         (252)          --     (200,516)
Cash and cash equivalents at end of period .......................   $  58,636    $      --    $    (252)   $      --    $  58,384
                                                                     =========    =========    =========    =========    =========

The unaudited condensed consolidating financial information for AGW and ANS as of September 30, 1999 and for the nine months then ended is as follows (dollars in thousands):

                                                                                           AirGate
                                                                        AGW Leasing        Network
                                                    AirGate PCS, Inc.   Company, Inc.   Services LLC   Eliminations   Consolidation
                                                    -----------------   -------------   ------------   ------------   -------------
Cash and cash equivalents ........................     $    258,900     $       --      $       --     $       --     $    258,900
Property and equipment, net ......................           44,206             --              --             --           44,206
Other assets .....................................           15,593             --              --         (1,379)          14,214
                                                       ------------     ----------      ----------     ----------     ------------
     Total assets ................................     $    318,699     $       --      $       --     $   (1,379)    $    317,320
                                                       ============     ==========      ==========     ==========     ============

Current liabilities ..............................     $     31,507     $    1,379      $       --     $   (1,379)    $     31,507

Long-term debt ...................................          157,967             --              --             --          157,967
                                                       ------------     ----------      ----------     ----------     ------------

     Total liabilities ...........................          189,474          1,379              --         (1,379)         189,474
                                                       ------------     ----------      ----------     ----------     ------------

Common stock .....................................              120             --              --             --              120
Additional paid-in-capital .......................          157,880             --              --             --          157,880

Accumulated deficit...............................          (25,875)        (1,379)             --             --          (27,254)
Unearned stock option compensation ...............           (2,900)            --              --             --           (2,900)
                                                       ------------     ----------      ----------     ----------     ------------
     Total liabilities and stockholders' equity...     $    318,699     $       --      $       --     $   (1,379)    $    317,320
                                                       ============     ==========      ==========     ==========     ============

Total expenses ...................................          (14,220)        (1,379)             --             --          (15,599)
                                                       ------------     ----------      ----------     ----------     ------------
Net loss .........................................     $    (14,220)    $   (1,379)     $       --     $       --     $    (15,599)
                                                       ============     ==========      ==========     ==========     ============

(11)      Commitments

          (a)  Leases

The Company is obligated under noncancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Future minimum annual lease payments under these noncancelable operating lease agreements for the next five years and in the aggregate at September 30, 2000, are as follows (dollars in thousands):

                    Years ending September 30,
                    --------------------------

                     2001........................................       $ 14,022
                     2002........................................         14,149
                     2003........................................         13,585

                       AIRGATE PCS, INC. AND SUBSIDIARY

                          September 20, 2000 and 1999

                2004....................................................        12,787
                2005....................................................         7,303
                Thereafter..............................................        18,463
                                                                           -----------
                       Total future minimum annual lease payments.......   $    80,309
                                                                           ===========

Rental expense for all operating leases was $9.8 million, $1.4 million and $0.3 million for the year ended September 30, 2000, the nine months ended September 30, 1999, and the year ended December 31, 1998, respectively.

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

On May 4, 2000, the Company entered into a retention bonus agreement with Thomas
M. Dougherty, its Chief Executive Officer. So long as Mr. Dougherty is not terminated for cause or does not voluntarily terminate employment, the Company on specified payment dates, generally quarterly, extending to January 15, 2004, periodic retention bonuses totaling $3.6 million will be earned and paid to Mr. Dougherty by the Company. Compensation expense of $1.2 million was recorded in the year ended September 30, 2000 related to amounts earned under the retention bonus agreement. Under the terms of the agreement, partial acceleration of the future payments would occur upon a change in control of the Company.

     (c)       Employee Benefit Plans

In February 2000, the Company established the AirGate PCS 401(k) Retirement Plan, a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. For the year ended September 30, 2000, employer contributions of $0.2 million were made to the plan.

(12) Related Party

For the year ended September 30, 2000, an affiliated company provided the Company investment management services with fees totaling $44,000.

(13) Selected Quarterly Financial Data (Unaudited):

                                                First         Second         Third        Fourth
                                               Quarter       Quarter        Quarter       Quarter       Total
                                               -------       -------        -------       -------       -----
Year Ended September 30, 2000:

   Total revenue...........................   $    130      $  1,580      $   6,542      $ 16,250    $  24,502
   Operating loss..........................     (6,331)      (13,987)       (20,300)      (23,906)     (64,524)
   Net loss................................     (9,828)      (17,104)       (25,196)      (29,195)     (81,323)

   Net loss per share:

       Basic and diluted (1)...............      (0.82)        (1.40)         (2.03)        (2.30)       (6.60)

Nine Months Ended September 30, 1999:
   Total revenue...........................   $      -      $      -      $       -      $     --            -
   Operating loss..........................       (836)       (1,372)        (4,033)           --       (6,241)

   Net loss................................     (1,580)       (6,185)        (7,834)           --      (15,599)

   Net loss per share:

                       AIRGATE PCS, INC. AND SUBSIDIARY

                          September 20, 2000 and 1999

     Basic and diluted (1) ...............  (0.47)        (1.83)         (2.25)           --        (4.57)

(1) The total net loss per share does not equal the sum of the quarterly net losses per share due to the change in fully diluted shares outstanding during the year and nine month period.

(14) Subsequent Events

(a) On October 2, 2000, the Company borrowed an additional $42.0 million under the Lucent Financing. As a result, the commitment fee for undrawn commitments under the facility decreased to 1.50% per annum, payable quarterly.

                         Independent Auditors' Report
                         ----------------------------


The Board of Directors
AirGate PCS, Inc.:

Under date of November 10, 2000, we reported on the consolidated balance sheets of AirGate PCS, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended September 30, 2000, the nine months ended September 30, 1999, and the year ended December 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the annual report on Form 10-K, as listed in the index under Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Atlanta, Georgia
November 10, 2000

                      AIRGATE PCS, INC. AND SUBSIDIARIES

                CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                    FOR THE YEAR ENDED SEPTEMBER 30, 2000,
                  THE NINE MONTHS ENDED SEPTEMBER 30, 1999,
                     AND THE YEAR ENDED DECEMBER 31, 1998
                                (IN THOUSANDS)

                                                                                ADDITIONS
                                                            BALANCE AT          CHARGED TO                             BALANCE AT
                                                           BEGINNING OF         COSTS AND                                END OF
                                                              PERIOD             EXPENSES           DEDUCTIONS           PERIOD
                                                           ------------         ----------          ----------         ----------
CLASSIFICATION
September 30, 2000
                     Allowance for Doubtful Accounts          $    -               $   563              $    -           $   563

                     Income Tax Valuation Allowance           $5,762               $31,000              $    -           $36,762


September 30, 1999
                     Allowance for Doubtful Accounts          $    -               $     -              $    -           $     -

                     Income Tax Valuation Allowance           $1,893               $ 3,869              $    -           $ 5,762

December 31, 1998
                     Allowance for Doubtful Accounts          $    -               $     -              $    -           $     -

                     Income Tax Valuation Allowance           $                    $ 1,893              $    -           $ 1,893


