Form 10-Q
period 2000-12-31
AIRGATE PCS INC /DE/
filed 2001-02-14
CIK 1086844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM  10-Q

(Mark  One)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTER  ENDED  DECEMBER  31,  2000.

                                       OR

[  ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
EXCHANGE  ACT  OF  1934


                         COMMISSION FILE NUMBER:  027455


                                AIRGATE PCS, INC.
                                -----------------
                          (Exact name of registrant as
                            specified in its charter)
                            -------------------------
                          Delaware          58-2422929
                          --------          ----------
  (State or other jurisdiction of incorporation or organization)        (I.R.S.
                         Employer Identification Number)
 Harris Tower, 233 Peachtree St. NE, Suite 1700, Atlanta, Georgia          30303
          (Address of principal executive offices)          (Zip code)
          ----------------------------------------          ----------

Registrant's  telephone  number,  including area code                      (404)
                                                      --------------------------
525-7272
  ------


APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

Indicate  by  a  check  mark  whether  the  registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes  __X___          No ____
                                                           -

13,066,698 shares of common stock, $0.01 par value per share, were outstanding as of February 12, 2001.

                                AIRGATE PCS, INC.

                              FIRST QUARTER REPORT

                                Table of Contents

PART  I  FINANCIAL  INFORMATION

Item  1.     Financial  Statements

     Consolidated Balance Sheets (unaudited) at December 31, 2000 and September 30, 2000

Consolidated Statements of Operations (unaudited) for the three months ended December 31, 2000 and 1999

Consolidated Statements of Cash Flows (unaudited) for the three months ended December 31, 2000 and 1999

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

Item  2.     Changes  in  Securities  and  Use  of  Proceeds

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.     Other  Information

Item  6.     Exhibits  and  Reports  on  Form  8-K

                         PART I.  FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                       AIRGATE PCS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
(dollars  in  thousands,  except  share  and  per  share  amounts)


                                                                 December 31,    September 30,
                                                                    2000             2000
                                                              --------------  ---------------
ASSETS
  Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . .  $      52,465   $       58,384
    Trade receivables, net . . . . . . . . . . . . . . . . .         19,549            8,696
    Inventory. . . . . . . . . . . . . . . . . . . . . . . .          3,295            2,902
    Prepaid expenses . . . . . . . . . . . . . . . . . . . .          3,576            2,106
    Other current assets . . . . . . . . . . . . . . . . . .          2,640            2,227
                                                              --------------  ---------------
      Total current assets . . . . . . . . . . . . . . . . .         81,525           74,315
  Property and equipment, net. . . . . . . . . . . . . . . .        187,529          183,581
  Financing costs. . . . . . . . . . . . . . . . . . . . . .          8,912            9,098
  Other assets . . . . . . . . . . . . . . . . . . . . . . .          2,798            1,954
                                                              --------------  ---------------
                                                              $     280,764   $      268,948
                                                              ==============  ===============
        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . . .  $       3,557   $       21,009
    Accrued expenses . . . . . . . . . . . . . . . . . . . .         10,963            9,548
    Payable to Sprint PCS. . . . . . . . . . . . . . . . . .         15,829            5,292
    Deferred revenue . . . . . . . . . . . . . . . . . . . .          3,191            1,828
                                                              --------------  ---------------
      Total current liabilities. . . . . . . . . . . . . . .         33,540           37,677
  Deferred revenue . . . . . . . . . . . . . . . . . . . . .          1,318              671
  Long-term debt . . . . . . . . . . . . . . . . . . . . . .        229,057          180,727
                                                              --------------  ---------------
      Total liabilities. . . . . . . . . . . . . . . . . . .        263,915          219,075
                                                              --------------  ---------------
  Stockholders' equity:
    Preferred stock, par value, $.01 per share;
      5,000,000 shares authorized; no shares
      issued and outstanding . . . . . . . . . . . . . . . .              -                -
    Common stock, par value, $.01 per share;
      150,000,000 shares authorized; 12,861,526 and
      12,816,783 shares issued and outstanding at
      December 31, 2000 and September 30, 2000, respectively            129              128
    Additional paid-in capital . . . . . . . . . . . . . . .        162,081          161,575
    Accumulated deficit. . . . . . . . . . . . . . . . . . .       (142,440)        (108,577)
    Unearned stock option compensation . . . . . . . . . . .         (2,921)          (3,253)
                                                              --------------  ---------------
      Total stockholders' equity . . . . . . . . . . . . . .         16,849           49,873
      Commitments and contingencies			  --------------  ---------------
                                                              $     280,764   $      268,948
                                                              ==============  ===============

See  accompanying  notes  to  consolidated  financial  statements

                       AIRGATE PCS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
           (dollars in thousands, except share and per share amounts)



                                             Three Months
                                                 Ended
                                              December 31,
                                            2000          1999
                                     --------------  ------------
Revenues:
  Service revenue . . . . . . . . .  $      12,284   $         -
  Roaming revenue . . . . . . . . .          7,388           130
  Equipment revenue . . . . . . . .          2,290             -
                                     --------------  ------------
    Total revenues. . . . . . . . .         21,962           130

Operating expenses:
  Cost of service and roaming . . .        (15,913)       (2,918)
  Cost of equipment . . . . . . . .         (5,072)            -
  Selling and marketing . . . . . .        (16,678)       (1,133)
  General and administrative. . . .         (4,709)       (1,488)
  Noncash stock option compensation           (332)         (404)
  Depreciation and amortization . .         (6,662)         (518)
                                     --------------  ------------
    Operating loss. . . . . . . . .        (27,404)       (6,331)
Interest income . . . . . . . . . .          1,289         3,470
Interest expense. . . . . . . . . .         (7,748)       (6,967)
                                     --------------  ------------
    Net loss. . . . . . . . . . . .  $     (33,863)  $    (9,828)
                                     ==============  ============
Basic and diluted net loss per
  share of common stock . . . . . .  $       (2.64)  $     (0.82)
                                     ==============  ============

Weighted-average outstanding
  common shares . . . . . . . . . .     12,835,296    11,967,009
                                     ==============  ============

See  accompanying  notes  to  consolidated  financial  statements
                       AIRGATE PCS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)



                                                                           Three Months
                                                                         Ended December 31,
                                                                          2000       1999
                                                               --------------------  ---------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $           (33,863)  $ (9,828)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization . . . . . . . . . . . . .                6,662        518
      Amortization of financing costs . . . . . . . . . . . .                  303        285
      Provision for doubtful accounts . . . . . . . . . . . .                1,057         --
      Interest expense associated with accretion
        of discount and beneficial conversion feature . . . .                6,330      5,577
      Stock option compensation . . . . . . . . . . . . . . .                  332        404
      (Increase) decrease in:
        Trade receivables, net. . . . . . . . . . . . . . . .              (11,910)        --
        Inventory . . . . . . . . . . . . . . . . . . . . . .                 (393)      (241)
        Prepaid expenses. . . . . . . . . . . . . . . . . . .               (1,470)      (633)
        Other current assets. . . . . . . . . . . . . . . . .                 (413)    (1,439)
        Other assets. . . . . . . . . . . . . . . . . . . . .                 (844)       (11)
      Increase (decrease) in:
        Accounts payable. . . . . . . . . . . . . . . . . . .               (3,675)     3,364
        Accrued expenses. . . . . . . . . . . . . . . . . . .                2,770     (2,068)
        Payable to Sprint PCS . . . . . . . . . . . . . . . .               10,537        --
        Deferred revenue. . . . . . . . . . . . . . . . . . .                2,010        --
                                                               --------------------   --------
          Net cash used in operating activities . . . . . . .              (22,567)    (4,072)
                                                               --------------------  ---------
Cash flows from investing activities:
  Capital expenditures. . . . . . . . . . . . . . . . . . . .              (25,858)   (38,199)
                                                               --------------------  ---------
          Net cash used in investing activities . . . . . . .              (25,858)   (38,199)
                                                               --------------------  ---------
Cash flows from financing activities:
  Proceeds from Lucent Financing. . . . . . . . . . . . . . .               42,000        --
  Payment on notes payable to Sprint PCS. . . . . . . . . . .                 --       (7,700)
  Proceeds from exercise of employee common stock options . .                  506        --
                                                               --------------------   --------
          Net cash provided by (used in) financing activities               42,506     (7,700)
                                                               --------------------  ---------
          Net decrease in cash and cash equivalents . . . . .               (5,919)   (49,971)
Cash and cash equivalents at beginning of period. . . . . . .               58,384    258,900
                                                               --------------------  ---------
Cash and cash equivalents at end of period. . . . . . . . . .  $            52,465   $208,929
                                                               ====================  =========
Supplemental disclosure of cash flow information -
  cash paid for interest. . . . . . . . . . . . . . . . . . .  $             1,502   $  1,696
                                                               ====================  =========
Supplemental disclosure of noncash investing and
   financing activities:
    Capitalized interest. . . . . . . . . . . . . . . . . . .                  762      1,609
    Notes payable and accrued interest converted to equity. .                  --         102
    Grant of compensatory stock options . . . . . . . . . . .                  --       1,600
    Network assets acquired and not yet paid for. . . . . . .                  --      11,906

See  accompanying  notes  to  consolidated  financial  statements
                       AIRGATE PCS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (unaudited)


(1)     Basis  of  Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by management. The consolidated financial statements included herein include the accounts of AirGate PCS, Inc. and its wholly-owned subsidiaries, AGW Leasing Company, Inc. ("AGW") and AirGate Network Services, LLC ("ANS") for all periods presented. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of AirGate PCS, Inc. and its subsidiaries (collectively "AirGate" or the "Company"). The results of operations for the three months ended December 31, 2000 are not indicative of the results that may be expected for the full fiscal year of 2001. The financial information presented herein should be read in conjunction with the Company's Form 10-K for the year ended September 30, 2000 which includes information and disclosures not included herein. All significant intercompany accounts or balances have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current year presentation.

(2)     Net  Loss  Per  Share

The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share". Basic and diluted net loss per share of common stock is computed by dividing net loss for each period by the weighted-average outstanding common shares.
No conversion of common stock equivalents has been assumed in the calculation of diluted net loss per share since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for both the basic and diluted net loss per share calculations for all periods presented.

The reconciliation of weighted-average outstanding common shares to weighted-average outstanding shares including potentially dilutive common stock equivalents is set forth below:




                                                  Three Months
                                                     Ended
                                                  December 31,
                                                2000         1999
                                            ------------  ----------
Weighted-average outstanding common shares    12,835,296  11,967,009

Weighted-average potentially dilutive
  common stock equivalents:
    Common stock options . . . . . . . . .       556,674     725,709
    Stock purchase warrants. . . . . . . .       135,605     857,538
                                            ------------  ----------
Weighted-average outstanding shares
  including potentially dilutive common
  stock equivalents. . . . . . . . . . . .    13,527,575  13,550,256
                                            ============  ==========

                       AIRGATE PCS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (unaudited)

(3)     Revenue  Recognition

The accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct customer activation cost has been deferred and is recorded either;
over the average life for those customers (30 months) that do not sign an Advantage Agreement or the Advantage Agreement period (generally 12 months) for those customers that do sign an Advantage Agreement. For the three months ended December 31, 2000, the Company has recognized approximately $0.2 million of activation fee revenue and $0.2 million of direct customer activation cost and as of December 31, 2000 has deferred $2.4 million of activation fee revenue and $2.3 million of direct customer activation cost to future periods.

(4)     Trade  Receivables,  net

Trade receivables, net, includes amounts due from Sprint PCS relating to roaming revenues, amounts from customers with respect to airtime service charges and amounts from local third party vendors relating to the sale of handsets and accessories. For the three months ended December 31, 2000, roaming revenues from Sprint PCS totaled $7.4 million, or 33% of total revenues. Of this amount, $5.1 million was recorded as accounts receivable at December 31, 2000.

The Company records an allowance for doubtful accounts to reflect the expected loss on the collection of receivables. Such allowance is recorded for accounts receivables from customers and third party vendors and totaled $1.6 million at December 31, 2000.


(5)     Other  Current  Assets

Other current assets consists of the following at December 31, 2000 and September 30, 2000 (dollars in thousands):



                                    December 31,    September 30,
                                        2000            2000
                                    -------------  --------------
Current portion of financing costs  $       1,215  $        1,215
Direct customer activation costs .          1,102             627
Interest receivable and other. . .            323             385
				  -------------  --------------
  Other current assets . . . . . .  $       2,640  $        2,227
                                    =============  ==============

(6)     Property  and  Equipment,  net


Property and equipment consists of the following at December 31, 2000 and September 30, 2000 (dollars in thousands):



                                                  December 31,    September 30,
                                                      2000             2000
                                                 --------------  ---------------

Network assets. . . . . . . . . . . . . . . . .  $     173,662   $      158,720
Computer equipment. . . . . . . . . . . . . . .          3,272            3,081
Furniture, fixtures, and office equipment . . .          9,791            6,800
                                                 --------------  ---------------
                                                       186,725          168,601
Less accumulated depreciation and amortization.        (19,667)         (13,005)
                                                 --------------  ---------------
                                                       167,058          155,596
Construction in progress (network build-out). .         20,471           27,985
                                                 --------------  ---------------
  Property and equipment, net . . . . . . . . .  $     187,529   $      183,581
                                                 ==============  ===============

(7)     Sprint  Payable

The Sprint payable consists of amounts owed to Sprint PCS related to purchases of handsets and accessories, services provided including customer care and customer billing, subsidy payable to third party national retailers and the 8% affiliation fee. At December 31, 2000, the amount payable to Sprint PCS totaled $15.8 million.


(8)     Long-Term  Debt


Long-term debt consists of the following at December 31, 2000 and September 30, 2000 (dollars in thousands):


                                         December 31,     September 30,
                                              2000             2000
                                        --------------  ---------------
Lucent Financing:
  Gross borrowings . . . . . . . . . .  $      55,500   $       13,500
  Unaccreted original issue discount .           (722)            (772)
                                        --------------  ---------------
Net Lucent Financing . . . . . . . . .         54,778           12,728

Senior Subordinated Discount Notes:
  Outstanding borrowings . . . . . . .        183,859          177,852
  Unaccreted original issue discount .         (9,580)          (9,853)
                                        --------------  ---------------
Net Senior Subordinated Discount Notes        174,279          167,999
				      --------------  ---------------
  Long term debt . . . . . . . . . . .  $     229,057   $      180,727
                                        ==============  ===============

                       AIRGATE PCS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (unaudited)

(9)     Common  Stock  Purchase  Warrants

(a)     Lucent  Financing

On June 1, 2000, the Company issued stock purchase warrants to Lucent Technologies in consideration of the Lucent Financing. The exercise price of the warrants equal $20.40 per share, and the warrants are exercisable for an aggregate of 10,175 shares of the Company's common stock at any time. The warrants expire on the earlier of August 15, 2004 or August 15, 2001, if as of such date, the Company has paid in full all outstanding amounts under the Lucent Financing and has terminated the remaining unused portion of the commitments under the Lucent Financing. The Company recorded a discount on the associated credit facility of $0.3 million which represents the fair value of the warrants on the date of grant using a Black-Scholes valuation. The discount will be recognized as interest expense over the period from the date of issuance to maturity using the effective interest method. All of these warrants remain outstanding at December 31, 2000.

(b)  Senior  Subordinated  Discount  Notes

On January 3, 2000, the Company's registration statement on Form S-1, relating to warrants to purchase 644,400 shares of common stock issued together, as units, with the Company's $300 million of 13.5% senior subordinated discount notes due 2009, was declared effective by the Securities and Exchange
Commission.  On  September  30,  2000,  the  Company  received gross proceeds of
$156.1 million from the issuance of 300,000 units, each unit consisting of a $1,000 principal amount at maturity 13.5% senior subordinated discount note due 2009 and one warrant to purchase 2.148 shares of common stock at a price of $0.01 per share. The warrants are exercisable beginning upon the effective date of the registration statement registering such warrants, for an aggregate of 644,400 shares of common stock and expire October 1, 2009. As of December 31, 2000, warrants representing 512,884 shares of common stock had been exercised and warrants representing 131,516 shares of common stock remain outstanding.


(10)     Subsequent  Events

On February 2, 2001, our Vice President of New Business Development, W. Chris Blane and our Vice President of Sprint PCS Relationship, Robert E. Gourlay, terminated employment with the Company. Pursuant to the stock option agreements with Messrs. Blane and Gourlay, previously unvested stock options will vest, resulting in the company recording non-cash stock option compensation expense of $0.3 million in the three months ended March 31, 2001.

(11)     Condensed  Consolidated  Financial  Information

AGW Leasing Company, Inc. and AirGate Network Services LLC are wholly-owned subsidiaries of AirGate PCS, Inc. Both AGW and ANS have fully and unconditionally guaranteed the Company's senior subordinated discount notes and the Lucent Financing. Both AGW and ANS jointly and severably guarantee the Company's long-term debt. AGW was formed to hold the real estate interests for the Company's PCS network. ANS was formed to provide construction management services for the Company's PCS network. AGW also was a registrant under the Company's registration statement declared effective by the Securities and Exchange Commission on September 27, 1999.

                       AIRGATE PCS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (unaudited)

The unaudited condensed consolidating financial information for AGW and ANS as of December 31, 2000 and for the three months then ended is as follows (dollars in thousands):


                                                             AGW Leasing     AirGate
                                             AirGate PCS,    Company,       Network
                                              Inc.            Inc.        Services, LLC    Eliminations    Consolidated

Cash and cash equivalents . . . . . . . . .  $      52,465   $       -   $            -   $           -   $      52,465
Trade receivables and other current assets.         29,060           -                -               -          29,060
Property and equipment, net . . . . . . . .        140,255           -           47,274               -         187,529
Other assets. . . . . . . . . . . . . . . .         76,005           -                -         (64,295)         11,710
                                             --------------  ----------  ---------------  --------------  --------------
    Total assets. . . . . . . . . . . . . .  $     297,785   $       -   $       47,274   $     (64,295)  $     280,764
                                             ==============  ==========  ===============  ==============  ==============

Current liabilities . . . . . . . . . . . .         32,116   $  14,591   $       51,128   $     (64,295)  $      33,540
Long-term deferred revenue. . . . . . . . .          1,318           -                -               -           1,318
Long-term debt. . . . . . . . . . . . . . .        229,057           -                -               -         229,057
                                             --------------  ----------  ---------------  --------------  --------------
    Total liabilities . . . . . . . . . . .        262,491      14,591           51,128         (64,295)        263,915

Common stock. . . . . . . . . . . . . . . .            129           -                -               -             129
Additional paid-in capital. . . . . . . . .        162,081           -                -               -         162,081
Accumulated deficit . . . . . . . . . . . .       (123,995)    (14,591)          (3,854)              -        (142,440)
Unearned stock option compensation. . . . .         (2,921)          -                -               -          (2,921)
                                             --------------  ----------  ---------------  --------------  --------------
    Total liabilities and stockholders'
       equity(deficit). . . . . . . . . . .  $     297,785   $       -   $       47,274   $     (64,295)  $     280,764
                                             ==============  ==========  ===============  ==============  ==============

Total revenues. . . . . . . . . . . . . . .         21,962   $       -   $            -   $           -   $      21,962
Total expenses. . . . . . . . . . . . . . .        (51,964)     (3,458)            (403)              -         (55,825)
                                             --------------  ----------  ---------------  --------------  --------------
    Net loss. . . . . . . . . . . . . . . .  $     (30,002)  $  (3,458)  $         (403)  $           -   $     (33,863)
                                             ==============  ==========  ===============  ==============  ==============

Operating activities, net . . . . . . . . .        (25,839)          -            3,272               -         (22,567)
Capital expenditures. . . . . . . . . . . .        (22,838)          -           (3,020)              -         (25,858)
Financing activities, net . . . . . . . . .         42,506           -                -               -          42,506
                                             --------------  ----------  ---------------  --------------  --------------
Decrease (increase) in cash
    and cash equivalents. . . . . . . . . .         (6,171)          -              252               -          (5,919)
Cash and cash equivalents at
     beginning of period. . . . . . . . . .         58,636           -             (252)              -          58,384
                                             --------------  ----------  ---------------  --------------  --------------
Cash and cash equivalents at end of period.  $      52,465   $       -   $            -   $           -   $      52,465
                                             ==============  ==========  ===============  ==============  ==============

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING  STATEMENTS

     Statements contained herein regarding expected financial results and other planned events are forward-looking statements that involve risk and uncertainties. Actual future events or results may differ materially from these statements. Readers are referred to the documents filed by AirGate PCS, Inc. with the Securities and Exchange Commission, specifically the most recent filings which identify important investment considerations that could cause actual results to differ from those contained in the forward-looking statements, including potential fluctuations in quarterly results, our dependence on our affiliation with Sprint PCS, an adequate supply of infrastructure and subscriber equipment, dependence on new product development, rapid technological and market change, risks related to future growth and expansion, our significant level of indebtedness and volatility of stock prices. Certain of these risks are summarized under the caption "Investment Considerations" under Item 5 - Other Information of this quarterly report.


OVERVIEW

     On July 22, 1998, we entered into a management agreement with Sprint PCS whereby we became the Sprint PCS affiliate with the exclusive right to provide 100% digital, 100% PCS services under the Sprint and Sprint PCS brand names in our territory in the southeastern United States. We completed our radio frequency design, network design and substantial site acquisition and cell site engineering, and commenced construction of our PCS network in November 1998. In January 2000 we began commercial operations with the launch of four markets covering 2.2 million residents in our Sprint PCS territory. By September 30, 2000, we had launched commercial PCS service in all of the 21 markets that comprise our Sprint PCS territory. At December 31, 2000, we provided Sprint PCS services to 103,440 subscribers.

     Sprint PCS has invested $44.6 million to purchase the PCS licenses in our territory and incurred additional expenses for microwave clearing. Under our long-term agreements with Sprint PCS, we manage the network on Sprint PCS' licensed spectrum as well as use the Sprint and Sprint PCS brand names royalty-free during our affiliation with Sprint PCS. We also have access to Sprint PCS' national marketing support and distribution programs and are entitled to buy network and subscriber equipment and handsets at the same discounted rates offered by vendors to Sprint PCS based on its large volume purchases. In exchange for these and other benefits, we are entitled to receive 92%, and Sprint PCS is entitled to retain 8%, of collected service revenues from customers in our Sprint PCS territory and roaming received from non-Sprint PCS customers. We are entitled to 100% of revenues collected from the sale of handsets and accessories and on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network.

     Through December 31, 2000, we have made $194.1 million of capital expenditures related to the build-out of our PCS network. We were able to open the network for a portion of our territory for roaming coverage along Interstate 85 between Atlanta, Georgia and Charlotte, North Carolina in November 1999. In the three months ended March 31, 2000, we launched commercial PCS operations in the Greenville-Spartanburg, Anderson and Myrtle Beach, South Carolina markets and the Hickory, Asheville, Wilmington and Rocky Mount, North Carolina markets. In the three months ended June 30, 2000, we launched commercial PCS operations in the Charleston, Columbia and Florence, South Carolina markets, the Augusta and Savannah, Georgia markets and the Goldsboro, Jacksonville, New Bern, Orangeburg, Roanoke Rapids and Greenville-Washington, North Carolina markets. In the three months ended September 30, 2000, we launched commercial PCS operations in the Greenwood and Sumter, South Carolina markets and the Outer Banks, North Carolina market. At December 31, 2000, our Sprint PCS network covered 5.6 million of the 7.1 million residents in our Sprint PCS territory based on 2000 U.S. Census Department data.

RESULTS  OF  OPERATIONS

     FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999:

Customer  Additions

     At December 31, 2000, we provided personal communication services to 103,440 customers, a net increase of 46,751 during the three months then ended, resulting from the commercial launch of 21 markets in the fiscal year 2000. At December 31, 1999, we had no customers.

Average  Revenue  Per  User  (ARPU)

     An important operating metric in the wireless industry is Average Revenue Per User (ARPU) which summarizes the average monthly service revenue per customer, net of an allowance for doubtful accounts. For the three months ended December 31, 2000, our ARPU was $54. At December 31, 1999, the Company had no customers.

Revenues

     Service revenue and equipment revenue were $12.3 million and $2.3 million, respectively, for the three months ended December 31, 2000. These revenues were the result of launching commercial operations in 21 markets during fiscal year 2000 and the related growth in customers.

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

 Roaming revenue of $7.4 million was recorded during the three months ended December 31, 2000 compared to $0.1 million for the three months ended December 31, 1999, an increase of $7.3 million. We receive Sprint PCS roaming revenue at a per-minute rate from Sprint PCS or another Sprint PCS affiliate when Sprint PCS subscribers outside of our territory use our network. We also receive non-Sprint PCS roaming revenue when subscribers of other wireless service providers roam on our network.

Cost  of  Service  and  Roaming

     The cost of service and roaming was $15.9 million for the three months ended December 31, 2000 compared to $2.9 million for the three months ended December 31, 1999, an increase of $13.0 million. Cost of service represents network operating costs (including salaries, cell site lease payments, fees related to data transfer via T-1 and other transport lines, inter-connect fees and other expenses related to network operations), roaming expense when AirGate customers place calls on other third party networks or a portion of the Sprint PCS network not owned by AirGate, back-office services provided by Sprint PCS such as customer care and billing, long distance expense relating to inbound roaming revenue and the 8% of collected service revenue representing the Sprint PCS affiliation fee. The Sprint PCS affiliation fee totaled $1.0 million in the three months ended December 31, 2000. At December 31, 1999, the Company's network consisted of 104 active cell sites and two switches. At December 31, 2000, the Company's network was built-out to 598 active cell sites and three switches. There were approximately 64 employees performing network operations functions at December 31, 2000 compared to 23 employees at December 31, 1999.

Cost  of  Equipment

      Cost of equipment was $5.1 million for the three months ended December 31, 2000. We had not launched commercial operations as of December 31, 1999. Cost of equipment includes the cost of handsets and accessories sold to customers.
The cost of handsets exceeds the price received from customers because we subsidize the price of handsets to remain competitive in the marketplace.

Selling  and  Marketing

     We incurred expenses of $16.7 million during the three months ended December 31, 2000 for selling and marketing costs. These amounts include retail store costs such as salaries and rent in addition to promotion, advertising, commission costs, and handset subsidies on units sold by third parties for which we do not record revenue. These handsets subsidies totaled $3.3 million for the three month ended December 31, 2000. At December 31, 2000, there were approximately 264 employees performing sales and marketing functions compared to 58 employees at December 31, 1999. The three months ended December 31, 2000 includes the traditionally heavy holiday selling season (see "Seasonality" below).

General  and  Administrative

     For the three months ended December 31, 2000, we incurred general and administrative expenses of $4.7 million compared to $1.5 million for the three months ended December 31, 1999, an increase of $3.2 million. The increase is primarily comprised of professional fees and compensation and benefits relating to growth in the number of employees. Of the 372 employees at December 31, 2000, approximately 44 employees were performing corporate support functions compared to 23 employees as of December 31, 1999.

Noncash  Stock  Option  Compensation

     Noncash stock option compensation expense was $0.3 million for the three months ended December 31, 2000, compared to $0.4 million for the three months ended December 31, 1999, a decrease of $0.1 million. The decrease relates to forfeited stock options from terminated employees. We apply the provisions of APB Opinion No. 25 and related interpretations in accounting for our stock option plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of our common stock at the date of grant and is recognized as noncash stock option compensation expense in the period in which the related services are rendered.

Depreciation  and  Amortization

     For the three months ended December 31, 2000, depreciation and amortization expense increased $6.2 million to $6.7 million compared to $0.5 million for the three months ended December 31, 1999. The increase in depreciation and amortization expense relates primarily to the completion of our initial network build-out during fiscal year 2000. Depreciation and amortization will continue to increase modestly as additional portions of our network are placed into service. We incurred capital expenditures of $10.6 million in the three months ended December 31, 2000 related to the continued build-out of our PCS network which included approximately $0.8 million of capitalized interest compared to capital expenditures of $33.9 million and capitalized interest of $1.6 million in three months ended December 31, 1999.

Interest  Income

     For the three months ended December 31, 2000, interest income was $1.3 million compared to $3.5 million for the three months ended December 31, 1999, a decrease of $2.2 million. The three months ended December 31, 1999 had higher cash and cash equivalent balances as proceeds from our September 1999 equity and debt offerings was just beginning to be used. As capital expenditures are required to complete the build-out of our PCS network and working capital and operating losses are funded, decreasing cash balances will result in lower interest income for the remainder of fiscal 2001.

Interest  Expense

     For the three months ended December 31, 2000, interest expense was $7.7 million, an increase of $0.7 million from the three months ended December 31, 1999. The increase is primarily attributable to increased debt related to accreted interest on the senior subordinated discount notes and increased borrowings under the Lucent Financing partially offset by lower commitment fees on undrawn balances of the Lucent Financing and lower capitalized interest. We had borrowings of $229.1 million at December 31, 2000 compared to $180.7 million at September 30, 2000 and $163.5 million at December 31, 1999.


Net  Loss

     For the three months ended December 31, 2000, the net loss was $33.9 million, an increase of $24.1 million over a net loss of $9.8 million for the three months ended December 31, 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 2000, the Company had $52.5 million in cash and cash equivalents, compared to $58.4 million in cash and cash equivalents at September 30, 2000. Working capital was $48.0 million at December 31, 2000 compared to working capital of $36.6 million at September 30, 2000.

Net  Cash  Used  In  Operating  Activities

     The $22.6 million of cash used in operating activities in the three months ended December 31, 2000 was the result of our $33.9 million net loss and a net $3.6 million of cash used in changes in working capital and other assets and liabilities being partially offset by $14.7 million of depreciation, amortization of note discounts, amortization of financing costs and noncash stock option compensation.

Net  Cash  Used  in  Investing  Activities

     The $25.9 million of cash used in investing activities represents cash outlays for capital expenditures during the three months ended December 31, 2000. We incurred a total of $10.6 million of capital expenditures in the three months ended December 31, 2000. Further, cash payments of $15.3 million were made for equipment purchases made through accounts payable and accrued expenses at September 30, 2000.

Net  Cash  Used  In  Financing  Activities

     The $42.5 million in cash provided by financing activities for the three months ended December 31, 2000 consisted of a $42.0 million borrowing under the Lucent Financing and $0.5 million of proceeds received from the exercise of options to purchase common stock by employees.

Liquidity

     We closed our offerings of equity and debt funding on September 30, 1999 with net proceeds of $269.9 million. The senior subordinated discount notes due 2009 will require cash payments of interest beginning on April 1, 2005.

     Our $153.5 million credit agreement with Lucent provides for a $13.5 million senior secured term loan which matures on June 6, 2007, which is the first installment of the loan, or tranche I. The second installment, or tranche II, under the credit agreement with Lucent is for a $140.0 million senior secured term loan which matures on September 30, 2008. The credit agreement requires us to make quarterly payments of principal beginning December 31, 2002 for tranche I and March 31, 2004 for tranche II initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. With the borrowing of at least 30% of the tranche II term loan, or $42 million, the commitment fee on unused borrowings decreases to 1.50%, payable quarterly. As of December 31, 2000, $98 million remained undrawn on our financing from Lucent. Our obligations under the credit agreement are secured by all of our assets. We expect that cash and cash equivalents together with future advances under the financing from Lucent will fund our capital expenditures and our working capital requirements through fiscal 2002 at which time we anticipate we will be operational cash flow positive. If any corporate development event such as an acquisition is effected, additional debt and/or equity capital may be needed. The financing with Lucent is subject to certain restrictive covenants including maintaining certain financial ratios, reaching defined subscriber growth and network covered population goals, and limiting annual capital expenditures. Further, the credit facility restricts the payment of dividends on our common stock. As of December 31, 2000, management believes that we are in compliance with all covenants governing our financing from Lucent.

SEASONALITY

     Our business is subject to seasonality because the wireless industry is heavily dependent on fourth calendar quarter results (our fiscal first quarter). Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including: the increasing use of retail distribution, which is heavily dependent upon the year-end holiday shopping season; the timing of new product and service announcements and introductions; competitive pricing pressures; and aggressive marketing and promotions. The increased level of activity requires a greater use of our available financial resources during this period.

INFLATION

     Management believes that inflation has not had, and does not expect inflation to have, a material adverse effect on our results of operations.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the three months ended December 31, 2000, we did not experience any material change in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

     In the normal course of business, our operations are exposed to interest rate risk on our financing from Lucent and any future financing requirements. Our fixed rate debt consists primarily of the accreted carrying value of the senior subordinated discount notes ($183.9 million at December 31, 2000). Our variable rate debt consists of borrowings made under the Lucent Financing ($55.5 million at December 31, 2000). Our primary interest rate risk exposures relate to (i) the interest rate on our financing form Lucent; (ii) our ability to refinance its senior subordinated discount notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

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


                           PART II.  OTHER INFORMATION


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On September 30, 1999, we completed the concurrent offerings of equity and debt funding with total net proceeds of approximately $269.9 million. In the period from September 30, 1999 to December 31, 2000, we have used $178.3 million to fund capital expenditures relating to the build-out of our PCS network and $7.7 million to repay indebtedness.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The company submitted to a vote of its stockholders of record as of December 11, 2000, through a solicitation by proxy, the election of two Class II directors and the approval of an employee stock purchase plan which is qualified under Section 423 of the Internal Revenue Code of 1986. The matters were submitted for a vote at our Annual Meeting of Stockholders on January 30, 2001. A total of 10,821,514 shares were represented by proxy at the meeting, representing 84.2% of the 12,846,526 shares eligible to vote. With respect to the election of two Class II directors, of the shares represented, 10,739,334 were voted in favor of the election of Robert A. Ferchat to serve as director for a new three year term, 82,180 shares were withheld and 10,540,805 were voted in favor of the election of John R. Dillon to serve as director for a new three year term, 280,709 shares were withheld. With respect to the approval of an employee stock purchase plan which is qualified under Section 423 of the Internal Revenue Code of 1986, of the shares represented, 10,813,152 were voted in favor of the AirGate PCS, Inc. 2001 Employee Stock Purchase Plan, 3,342 were voted against the proposal and 5,020 votes were abstentions and broker no-votes.



ITEM  5.  OTHER  INFORMATION


INVESTMENT  CONSIDERATIONS

The following investment considerations update the investment considerations contained in our Annual Report on Form 10-K for the year ended September 30, 2000.


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

We may not receive as much Sprint PCS roaming revenue in the future because Sprint PCS can change the rate we receive or fewer people may travel in our network area

     We are paid a fee from Sprint PCS for every minute that a Sprint PCS subscriber based outside of our territory uses our network; we refer to such fees as roaming revenue. Similarly, we pay a fee to Sprint PCS for every minute that our customers use the Sprint PCS network outside of our markets; we refer to such fees as roaming fees. For calendar 2001, Sprint PCS has set the base roaming rate at $0.20 per minute, the same rate utilized in 2000. Roaming revenue will continue to represent a substantial portion of our revenue in the near future. Under our agreements with Sprint PCS, Sprint PCS can change the fee we receive for each Sprint PCS roaming minute or pay for each roaming minute. The change by Sprint PCS in the roaming revenue we are paid could substantially decrease our revenues and net income. In addition, our customers may spend more time in other Sprint PCS coverage areas than Sprint PCS customers from outside our Sprint PCS territory spend in our Sprint PCS territory or may not use our services. As a result, we may not receive a substantial amount of Sprint PCS roaming revenue or we may have to pay more Sprint PCS roaming fees than the roaming revenue we collect.

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

We have a limited operating history and if we do not successfully manage our anticipated rapid growth, our operating performance may be adversely impacted

     We launched commercial operations in January 2000 and have grown our employee base to 372 employees as of December 31, 2000. Our performance as a PCS provider depends on our ability to implement operational and administrative systems, including the training and management of our engineering, marketing and sales personnel. These activities are expected to place demands on our managerial, operational and financial resources.

The inability to use Sprint PCS' back-office services and third party vendors' back- office systems could disrupt our business

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

We have substantial debt that we may not be able to service and a failure to service our debt may result in our lenders controlling our assets

     Our substantial debt will have a number of important consequences for our operations and our investors, including the following:

- we will have to dedicate a substantial portion of any cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce funds available for other purposes;

- we have a fully-financed business plan, but we may not be able to obtain additional financing for currently unanticipated capital requirements, capital expenditures, working capital requirements and other corporate purposes;
- some of our debt, including our financing from Lucent, will be at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates; and

- due to the liens on substantially all of our assets and the pledges of stock of our existing and future subsidiaries that secure our senior debt and our senior subordinated discount notes, lenders or holders of our senior subordinated discount notes may control our assets or our subsidiaries' assets in the event of a default.

     As of December 31, 2000, our outstanding long-term debt totaled $229.1 million. Under our current business plan, we expect to incur substantial additional debt before achieving break-even operating cash flow. Accordingly, we will utilize some portion, if not all, of the $98.0 million of additional available borrowings under our financing from Lucent.

If we do not meet all of the conditions required under our Lucent financing documents, we may not be able to draw down all of the funds we anticipate receiving from Lucent and may not be able to fund operating losses and working capital needs

     As of December 31, 2000, we had borrowed $55.5 million from Lucent. The remaining $98.0 million, a portion of which we expect to borrow in the future, is subject to our meeting all of the conditions specified in the financing documents and, in addition, is subject at each funding date to the following conditions:

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


Conflicts with Sprint PCS may not be resolved in our favor, which could restrict our ability to manage our business and provide Sprint PCS products and services

     Conflicts between us and Sprint PCS may arise and their resolution may harm our business. For example, Sprint PCS prices its national plans based on its own objectives and could set price levels that may not be economically sufficient for our business. In addition, upon expiration, Sprint PCS could decide to not renew the Sprint PCS agreements which would not be in our best interest or the interest of our stockholders. There may be other conflicts such as the setting of the price we pay for back office services and the focus of Sprint PCS' management and resources.

If we fail to pay our debt, our lenders have the option of selling our loans to Sprint PCS, giving Sprint PCS certain rights of a creditor to foreclose on our assets

     Sprint PCS has contractual rights, triggered by an acceleration of the maturity of our financing from Lucent, pursuant to which Sprint PCS may purchase our obligations to Lucent under the financing and obtain the rights of a senior lender. To the extent Sprint PCS purchases these obligations, Sprint PCS' interests as a creditor could conflict with ours. Sprint PCS' rights as a senior lender would enable it to exercise rights with respect to our assets and continuing relationship with Sprint PCS in a manner not otherwise permitted under our Sprint PCS agreements.

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

We may not be able to compete with larger, more established businesses offering similar products and services

     Our ability to compete depends, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors. We compete in our territory with at least four other wireless service providers, each of which have an infrastructure in place and have been operational for a number of years. They have significantly greater financial and technical resources than we do, could offer attractive pricing options and may have a wider variety of handset options. We expect that existing cellular providers will upgrade their systems and provide expanded, digital services to compete with the Sprint PCS products and services that we offer. These wireless providers require their customers to enter into long-term contracts, which may make it more difficult for us to attract customers away from them. Sprint PCS generally does not require its customers to enter into long-term contracts, which may make it easier for other wireless providers to attract Sprint PCS customers away from Sprint PCS. We also compete with several PCS providers and other existing communications companies in our Sprint PCS territory. A number of our cellular and PCS competitors have access to more licensed spectrum than the 10 MHz licensed to Sprint PCS in our Sprint PCS territory. In addition, any competitive difficulties that Sprint PCS may experience could also harm our competitive position and success.

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

Our territory has limited licensed spectrum, and this may affect the quality of our service, which could impair our ability to attract or retain customers

     Sprint PCS has licenses covering 10 MHz in our territory. In the future, as our customers in those areas increase in number, this limited licensed spectrum may not be able to accommodate increases in call volume and may lead to increased dropped calls and may limit our ability to offer enhanced services.

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

The loss of the officers and skilled employees who we depend upon to operate our business could reduce our ability to offer Sprint PCS products and services

     The loss of one or more key officers could impair our ability to offer Sprint PCS products and services. Our business is managed by a small number of executive officers. We believe that our future success will also depend in large part on our continued ability to attract and retain highly qualified technical and management personnel. We believe that there is and will continue to be intense competition for qualified personnel in the PCS equipment and services industry as the PCS market continues to develop. We may not be successful in retaining our key personnel or in attracting and retaining other highly qualified technical and management personnel. We currently have "key man" life insurance for our chief executive officer.

We may not achieve or sustain operating profitability or positive cash flow from operating activities

     We expect to incur significant operating losses and to generate significant negative cash flow from operating activities until the second quarter of fiscal year 2002 while we develop and construct our PCS network and build our customer base. Our operating profitability will depend upon many factors, including, among others, our ability to market our services, achieve our projected market penetration and manage customer turnover rates. If we do not achieve and maintain operating profitability and positive cash flow from operating activities on a timely basis, we may not be able to meet our debt service requirements.

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

INDUSTRY  RISKS

Wireless service providers generally experience a high rate of customer turnover which would increase our costs of operations and reduce our revenue

     Our strategy to reduce customer turnover, commonly known as churn, may not be successful. Our average monthly churn (net of 30 day returns) for the three months ended December 31, 2000 was 2.9%. As a result of customer turnover, we lose the revenue attributable to these customers and increase the costs of establishing and growing our customer base. The rate of customer turnover may be the result of several factors, including network coverage; reliability issues such as blocked calls, dropped calls and handset problems; customer care concerns; non-use of phones; non-use of customer contracts, pricing; and other competitive factors.

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


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

Exhibit
Number     Number  description
------     -------------------

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

10.1.1 Sprint PCS Management Agreement and Addenda I-III thereto between SprintCom, Inc. and AirGate Wireless, L.L.C. (Incorporated by reference to
Exhibit 10.1 to the Registration Statement on Form S-1/A filed by the company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.1.2 Addendum IV to Sprint PCS Management Agreement dated August 26, 1999 by and among SprintCom, Inc., Sprint Communications Company, L.P., Sprint Spectrum L.P. and AirGate PCS, Inc. (Incorporated by reference to Exhibit 10.1.2 to the annual report on Form 10-K filed by the company with the Commission on December 18, 2000 for the year ended September 30, 2000. (SEC File No. 27455))

10.1.3 Addendum V to Sprint PCS Management Agreement dated May 12, 2000 by and among SprintCom, Inc., Sprint Communications Company, L.P. and AirGate PCS, Inc. (Incorporated by reference to Exhibit 10.1.3 to the annual report on Form 10-K filed by the company with the Commission on December 18, 2000 for the year ended September 30, 2000. (SEC File No. 27455))

10.1.4 Addendum VI to Sprint PCS Management Agreement dated December 8, 2000 by and among SprintCom, Inc., Sprint Communications Company, L.P., Sprint Spectrum, L.P. and AirGate PCS, Inc.

10.2 Sprint PCS Services Agreement between Sprint Spectrum L.P. and AirGate Wireless, L.L.C. (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A filed by the company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.3 Sprint Spectrum Trademark and Service Mark License Agreement (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1/A filed by the company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.4 Sprint Trademark and Service Mark License Agreement (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A filed by the company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.5 Master Site Agreement dated August 6, 1998 between AirGate and BellSouth Carolinas PCS, L.P., BellSouth Personal Communications, Inc. and
BellSouth Mobility DCS (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed by the company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.5.1 Notice to AirGate of an assignment of sublease dated September 20, 1999 between BellSouth Cellular Corp. and Crown Castle South Inc., given pursuant to Section 16(b) of the Master Site Agreement. (Incorporated by reference to Exhibit 10.5.1 to the annual report on Form 10-K filed by the company with the Commission on December 18, 2000 for the year ended September 30, 2000. (SEC File No. 27455))

10.5.2 Master Tower Space Reservation and License Agreement dated February 19, 1999 between AGW Leasing Company, Inc. and American Tower, L.P. (Incorporated by reference to Exhibit 10.5.2 to the annual report on Form 10-K filed by the company with the Commission on December 18, 2000 for the year ended September 30, 2000. (SEC File No. 27455))

10.5.3 Master Antenna Site Lease No. J50 dated July 20, 1999 between Pinnacle Towers Inc. and AGW Leasing Company. (Incorporated by reference to
Exhibit 10.5.3 to the annual report on Form 10-K filed by the company with the Commission on December 18, 2000 for the year ended September 30, 2000. (SEC File No. 27455))

10.6.1 Compass Telecom, L.L.C. Construction Management Agreement (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A filed by the company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.6.2 First Amendment to Services Agreement between AirGate PCS, Inc. and COMPASS Telecom Services, L.L.C. dated May 30, 2000 (Incorporated by reference to Exhibit 6.2 to the quarterly report on Form 10-Q filed by the company with the Commission on August 14, 2000 for the quarter ended June 30, 2000 (SEC File No.000-27455))

10.7 Commercial Real Estate Lease dated August 7, 1998 between AirGate and Perry Company of Columbia, Inc. to lease a warehouse facility (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A filed by the company with the Commission on July 12, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.7.1 Lease Agreement dated August 25, 1999 between Robert W. Bruce, Camperdown Company, Inc. and AGW Leasing Company, Inc. to lease office/warehouse space in Greenville, South Carolina. (Incorporated by reference to Exhibit
10.7.1 to the annual report on Form 10-K filed by the company with the Commission on December 18, 2000 for the year ended September 30, 2000. (SEC File No. 27455))

10.8.1     Form  of  Indemnification  Agreement  (Incorporated  by  reference to
Exhibit 10.8 to the Registration Statement on Form S-1/A filed by the company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.9 Employment Agreement dated April 9, 1999 by and between AirGate PCS, Inc. and Thomas M. Dougherty (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/A filed by the company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.10.1     Form of Executive Employment Agreement (Incorporated by reference to
Exhibit 10.10 to the Registration Statement on Form S-1/A filed by the company with the Commission on July 12, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.11 AirGate PCS, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by the company with the Commission on April 10, 2000 (SEC File No. 333-34416))

10.11.1 Form of AirGate PCS, Inc. Option Agreement (Incorporated by reference to Exhibit 10.11.1 to the quarterly report on Form 10-Q filed by the company with the Commission on August 14, 2000 for the quarter ended June 30, 2000 (SEC File No. 000-27455))

10.11.2      AirGate  PCS,  Inc.  2001  Non-Executive  Stock  Option  Plan

10.11.3     AirGate  PCS,  Inc.  2001  Employee  Stock  Purchase  Plan

10.12 Credit Agreement with Lucent (including form of pledge agreement and form of intercreditor agreement) (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/A filed by the company with the Commission on September 17, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.13 Consent and Agreement (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1/A filed by the company with the Commission on September 17, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.14     Assignment  of  Sprint  PCS  Management  Agreement,  Sprint  Spectrum
Services Agreement and Trademark and Service Mark Agreement from AirGate Wireless, L.L.C. to AirGate Wireless, Inc. dated November 20, 1998 (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1/A filed by the company with the Commission on August 9, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.15 Form of Warrant for units offering (including from of warrant in units offering and form of unit) (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1/A filed by the company with the Commission on September 23, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.16 First Amendment to Employment Agreement dated December 20, 1999 between AirGate PCS, Inc. and Thomas M. Dougherty (Incorporated by reference to
Exhibit 10.16 to the quarterly report on Form 10-Q filed by the company with the Commission on May 15, 2000 for the quarter ended March 31, 2000 (SEC File No.000-27455))

10.17 Retention Bonus Agreement dated May 4, 2000 between AirGate PCS, Inc. and Thomas M. Dougherty (Incorporated by reference to Exhibit 10.17 to the quarterly report on Form 10-Q filed by the company with the Commission on May 15, 2000 for the quarter ended March 31, 2000 (SEC File No.000-27455))

21 Subsidiaries of AirGate PCS, Inc. (Incorporated by reference to Exhibit 21 to the annual report on Form 10-K filed by the company with the Commission on December 18, 2000 for the year ended September 30, 2000. (SEC File No. 27455))

27     Financial  Data  Schedule

(b)     Reports  on  Form  8-K

On November 30, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that provided information under Item 9 - Regulation FD Disclosure, which is not incorporated by reference.

On February 8, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that provided information under Item 9 - Regulation FD Disclosure, which is not incorporated by reference.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.


                                           AirGate  PCS,  Inc.

                                  By:      /s/  Alan  B.  Catherall       _
                                           --------------------------------
                                       Name:    Alan  B.  Catherall
                                     Title:     Chief  Financial  Officer
                                              (Duly  Authorized  Officer)


Date:     February  14,  2001             /s/  Alan  B. Catherall       _
                                          -------------------------------
                                          Alan  B.  Catherall
                                          Chief  Financial  Officer
                                          (Principal  Financial  and
                                           Chief  Accounting  Officer)