Form 10-Q
period 2001-03-31
AIRGATE PCS INC /DE/
filed 2001-05-14
CIK 1086844

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NUMBER: 027455

AirGate PCS, Inc.

(Exact name of registrant as
specified in its charter)

DELAWARE	58-2422929

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

Harris Tower, 233 Peachtree St. NE, Suite 1700,
Atlanta, Georgia	30303

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

Registrant’s telephone number, including area code: (404) 525-7272

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

13,166,681 shares of Common Stock, $0.01 par value per share, were outstanding as of May 10, 2001.

AIRGATE PCS, INC.

SECOND QUARTER REPORT

PART I	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets (unaudited) at March 31, 2001 and September 30, 2000

Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 2001

Consolidated Statements of Cash Flows (unaudited) for the six months ended March 31, 2001

Notes to the Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II	Other Information

Item 2.	Changes in Securities and Use of Proceeds

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION
Item I – FINANCIAL STATEMENTS

AIRGATE PCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)
(dollars in thousands, except share and per share amounts)

	March 31,	September 30,
	2001	2000

Assets

Current assets:

Cash and cash equivalents	$39,877	$58,384

Trade receivables, net	22,397	8,696

Inventories	1,777	2,902

Prepaid expenses	4,393	2,106

Other current assets	4,449	2,227

Total current assets	72,893	74,315

Property and equipment, net	192,903	183,581

Financing costs	8,609	9,098

Other assets	626	1,954

	$275,031	$268,948

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Accounts payable	$10,856	$21,009

Accrued expenses	14,917	9,548

Payable to Sprint PCS	14,549	5,292

Deferred revenue	7,447	1,828

Total current liabilities	47,769	37,677

Deferred revenue	244	671

Long-term debt	235,387	180,727

Total liabilities	283,400	219,075

Stockholders’ equity (deficit):

Preferred stock, par value, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, par value, $.01 per share; 150,000,000 shares authorized; 13,087,381 and 12,816,783 shares issued and outstanding at March 31, 2001 and September 30, 2000, respectively	131	128

Additional paid-in capital	164,639	161,575

Accumulated deficit	(170,812)	(108,577)

Unearned stock option compensation	(2,327)	(3,253)

Total stockholders’ equity (deficit)	(8,369)	49,873

Commitments and contingencies

	$275,031	$268,948

See accompanying notes to consolidated financial statements

AIRGATE PCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)
(dollars in thousands, except share and per share amounts)

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,

	2001	2000	2001	2000

Revenues:

Service revenue	$21,541	$460	$33,825	$460

Roaming revenue	10,997	816	18,385	946

Equipment revenue	2,675	304	4,965	304

Total revenues	35,213	1,580	57,175	1,710

Operating expenses:

Cost of service and roaming	(24,632)	(5,509)	(40,545)	(8,427)

Cost of equipment	(4,592)	(1,093)	(9,664)	(1,093)

Selling and marketing	(16,061)	(3,419)	(32,739)	(4,552)

General and administrative	(3,572)	(3,189)	(8,281)	(4,677)

Noncash stock option compensation	(594)	(309)	(926)	(713)

Depreciation and amortization	(7,100)	(2,042)	(13,762)	(2,560)

Operating loss	(21,338)	(13,981)	(48,742)	(20,312)

Interest income	724	2,722	2,013	6,192

Interest expense	(7,758)	(5,845)	(15,506)	(12,812)

Net loss	$(28,372)	$(17,104)	$(62,235)	$(26,932)

Basic and diluted net loss per share of common stock	$(2.18)	$(1.40)	$(4.82)	$(2.23)

Weighted-average outstanding common shares	13,008,461	12,237,483	12,920,925	12,101,507

See accompanying notes to consolidated financial statements

AIRGATE PCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(dollars in thousands)

	Six Months
	Ended March 31,

	2001	2000

Cash flows from operating activities:

Net loss	$(62,235)	$(26,932)

Adjustments to reconcile net loss to net cash

(used in) provided by operating activities:

Depreciation and amortization	13,762	2,560

Amortization of financing costs	605	591

Provision for doubtful accounts	2,922	24

Interest expense associated with accretion

of discount and beneficial conversion feature	12,660	11,155

Stock option compensation	926	713

(Increase) decrease in:

Trade receivables	(16,623)	(674)

Inventories	1,125	(736)

Prepaid expenses	(2,287)	(2,124)

Other assets	(827)	(473)

Increase (decrease) in:

Accounts payable	3,625	10,540

Accrued expenses	6,723	7,284

Payable to Sprint PCS	9,257	—

Deferred revenue	5,192	—

Net cash (used in) provided by operating activities	(25,175)	1,928

Cash flows from investing activities:

Capital expenditures	(37,988)	(105,631)

Acquisition of assets	(411)	—

Net cash used in investing activities	(38,399)	(105,631)

Cash flows from financing activities:

Proceeds from Senior Credit Facility	42,000	—

Payment on notes payable to Sprint PCS	—	(7,700)

Proceeds from exercise of stock purchase warrants	—	4

Exercise of stock options	3,067	—

Net cash provided by (used in) financing activities	45,067	(7,696)

Net decrease in cash and cash equivalents	(18,507)	(111,399)

Cash and cash equivalents at beginning of period	58,384	258,900

Cash and cash equivalents at end of period	$39,877	$147,501

Supplemental disclosure of cash flow information -

cash paid for interest	$2,930	$1,929

Supplemental disclosure of noncash investing and financing activities:

Capitalized interest	$1,417	$3,618

Grant of compensatory stock options	—	2,231

Notes payable and accrued interest converted to equity	—	102

See accompanying notes to consolidated financial statements

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001
(unaudited)

(1)             Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by management. The consolidated financial statements included herein include the accounts of AirGate PCS, Inc. and its wholly-owned subsidiaries, AGW Leasing Company, Inc. (“AGW”) and AirGate Network Services, LLC (“ANS”), for all periods presented. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of AirGate PCS, Inc. and subsidiaries (collectively “AirGate” or the “Company”). The results of operations for the three and six months ended March 31, 2001 are not indicative of the results that may be expected for the full fiscal year of 2001. The financial information presented herein should be read in conjunction with the Company’s Form 10-K for the year ended September 30, 2000 which includes information and disclosures not included herein. All significant intercompany accounts or balances have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current year presentation.

(2)             Net Loss Per Share

The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share.” Basic and diluted net loss per share of common stock is computed by dividing net loss for each period by the weighted-average outstanding common shares. No conversion of common stock equivalents has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for both the basic and diluted net loss per share calculations for all periods presented.

The reconciliation of weighted-average outstanding common shares to weighted-average outstanding shares including potentially dilutive common stock equivalents is set forth below:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,

	2001	2000	2001	2000

Weighted-average outstanding common	13,008,461	12,237,483	12,920,925	12,101,507

shares

Weighted-average potentially dilutive

common stock equivalents:

Common stock options	540,124	992,268	497,173	875,995

Stock purchase warrants	93,895	517,891	93,342	496,668

Weighted-average outstanding shares

including potentially dilutive common stock equivalents	13,642,480	13,747,642	13,511,440	13,474,170

(3)             Revenue Recognition and Customer Activation Cost

The accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” Accordingly, activation fee revenue and direct customer activation costs have been deferred and are recorded either: over the average life for those customers (30 months) that do not commit to a fixed service term or the contractual service term (generally 12 months) for those customers that do commit to a fixed service term. For the three months ended March 31, 2001, the Company has recognized approximately $0.6 million of activation fee revenue and $0.5 million of direct customer activation costs. For the six months ended March 31, 2001, the Company recognized approximately $0.8 million of activation fee revenue and $0.6 million of direct customer activation costs and as of March 31, 2001, the Company has deferred $3.5 million of activation fee revenue and $3.0 million of direct customer activation costs to future periods.

(4)             Trade Receivables, net

Trade receivables, net, including $6.8 million due from Sprint PCS, relates to roaming revenues, amounts from customers with respect to airtime service charges and amounts from local third party resellers relating to the sale of handsets and accessories. For the three months ended March 31, 2001, roaming revenues from Sprint PCS totaled $11.0 million, or 31% of total revenues. For the six months ended March 31, 2001, roaming revenues from Sprint PCS totaled $18.4 million.

The Company records an allowance for doubtful accounts to reflect the expected loss on the collection of receivables. Such allowance is recorded for accounts receivables from customers and third party vendors and totaled $3.5 million at March 31, 2001 compared to $0.6 million at September 30, 2000.

(5)             Other Current Assets

Other current assets consist of the following at March 31, 2001 and September 30, 2000 (dollars in thousands):

	March 31,	September 30,
	2001	2000

Current portion of financing costs	$1,215	$1,215

Direct customer activation costs	2,835	627

Interest receivable and other	399	385

Other current assets	$4,449	$2,227

(6)             Property and Equipment

Property and equipment consist of the following at March 31, 2001 and September 30, 2000 (dollars in thousands):

	March 31,	September 30,
	2001	2000

Network assets	$179,749	$158,720

Computer equipment	3,239	3,081

Furniture, leasehold improvement, and office equipment	8,836	6,800

	191,824	168,601

Less accumulated depreciation and amortization	(26,765)	(13,005)

	165,059	155,596

Construction in progress (network build-out)	27,844	27,985

Property and equipment, net	$192,903	$183,581

(7)             Payable to Sprint PCS

The payable to Sprint PCS consists of amounts owed to Sprint PCS related to purchases of handsets and accessories, services provided including customer care and customer billing, equipment subsidies payable to third party national retailers and the 8% affiliation fee. At March 31, 2001, the amount payable to Sprint PCS totaled $14.5 million.

(8)             Long-Term Debt

Long-term debt consists of the following at March 31, 2001 and September 30, 2000 (dollars in thousands):

	March 31,	September 30,
	2001	2000

Senior Credit Facility:

Gross borrowings	$55,500	$13,500

Unaccreted original issue discount	(673)	(772)

Net Senior Credit Facility	54,827	12,728

Senior Subordinated Discount Notes:

Outstanding borrowings	189,866	177,852

Unaccreted original issue discount	(9,306)	(9,853)

Net Senior Subordinated Discount Notes	180,560	167,999

Long-term debt	$235,387	$180,727

(9)             Common Stock Purchase Warrants

(a) Senior Credit Facility

On June 1, 2000, the Company issued stock purchase warrants to Lucent Technologies in consideration of the Senior Credit Facility (see Subsequent Events – 12(a)). The exercise price of the warrants equals $20.40 per share, and the warrants are exercisable for an aggregate of 10,175 shares of the Company’s common stock at any time. The warrants expire on the earlier of August 15, 2004 or August 15, 2001, if, as of such date, the Company has paid in full all outstanding amounts under the Senior Credit Facility and has terminated the remaining unused portion of the commitments. The Company recorded a discount on the associated credit facility of $0.3 million which represents the fair value of the warrants on the date of grant using the Black-Scholes option pricing model. The discount is recognized as interest expense over the period from the date of issuance to maturity using the effective interest method. All of these warrants remain outstanding at March 31, 2001.

(b) Senior Subordinated Discount Notes

On January 3, 2000, the Company’s registration statement on Form S-1, relating to warrants to purchase 644,400 shares of common stock issued together, as units, with the Company’s $300 million of 13.5% senior subordinated discount notes due 2009, was declared effective by the Securities and Exchange Commission. On September 30, 1999, the Company received gross proceeds of $156.1 million from the issuance of 300,000 units, each unit consisting of a $1,000 principal amount at maturity 13.5% senior subordinated discount note due 2009 and one warrant to purchase 2.148 shares of common stock at a price of $0.01 per share. The warrants were exercisable beginning upon the effective date of the registration statement registering such warrants, for an aggregate of 644,400 shares of common stock. The warrants expire October 1, 2009. As of March 31, 2001, warrants representing 555,843 shares of common stock had been exercised, and warrants representing 88,557 shares of common stock remain outstanding. On February 14, 2001, the registration statement on Form S-1 expired. On March 23, 2001, the Company’s registration statement on Form S-3, file number 333-56928, relating to warrants to purchase the outstanding 88,557 shares of common stock was declared effective by the Securities and Exchange Commission.

(10)           Acquisition of Assets

On February 28, 2001, certain operating assets and intangibles were acquired to convert one of the Company’s resellers into Company owned retail outlets. The Company paid a total purchase price of approximately $0.4 million, representing $0.3 million of operating equipment and leasehold improvements for eight retail stores and two mall kiosks and $0.1 million assigned to a two year non-compete agreement. The non-compete agreement will be amortized over the contractual period.

(11)           Condensed Consolidated Financial Information

AGW Leasing Company, Inc. (“AGW”) and AirGate Network Services LLC (“ANS”) are wholly-owned subsidiaries of AirGate PCS, Inc. Both AGW and ANS have jointly, fully and unconditionally guaranteed the Company’s senior subordinated discount notes and Senior Credit Facility. AGW was formed to hold the real estate interests for the Company’s PCS network. ANS was formed to provide construction management services for the Company’s PCS network.

		AGW Leasing	AirGate
	AirGate PCS,	Company,	Network
	Inc.	Inc.	Services, LLC	Eliminations	Consolidated

Cash and cash equivalents	$39,877	$—	$—	$—	$39,877

Trade receivables and other current assets	33,016	—	—	—	33,016

Property and equipment, net	145,629	—	47,274	—	192,903

Other assets	73,530	—	—	(64,295)	9,235

Total assets	$292,052	$—	47,274	(64,295)	$275,031

Current liabilities	46,345	14,591	51,128	(64,295)	$47,769

Long-term deferred revenue	244	—	—	—	244

Long-term debt	235,387	—	—	—	235,387

Total liabilities	281,976	14,591	51,128	(64,295)	283,400

Common stock	131	—	—	—	131

Additional paid-in capital	164,639	—	—	—	164,639

Accumulated deficit	(152,367)	(14,591)	(3,854)	—	(170,812)

Unearned stock option compensation	(2,327)	—	—	—	(2,327)

Total liabilities and stockholders’ equity(deficit)	$292,052	$—	$47,274	$(64,295)	$275,031

Total revenues	57,175	$—	$—	$—	57,175

Total expenses	(115,549)	(3,458)	(403)	—	(119,410)

Net loss	$(58,374)	$(3,458)	$(403)	$—	$(62,235)

Operating activities, net	(28,447)	—	3,272	—	(25,175)

Investing activities, net	(35,379)	—	(3,020)	—	(38,399)

Financing activities, net	45,067	—	—	—	45,067

(Decrease) increase in cash and cash equivalents	(18,759)	—	252	—	(18,507)

Cash and cash equivalents at beginning of period	58,636	—	(252)	—	58,384

Cash and cash equivalents at end of period	$39,877	$—	$—	$—	$39,877

(12)	Subsequent Events

a)	On April 26, 2001, Lehman Brothers Commercial Paper, Inc., a subsidiary of Lehman Brothers, Inc., has assumed the responsibilities of Lucent Technologies Inc. as Administrative Agent under the $153.5 Senior Credit Facility (formerly the Lucent Financing). Lucent Technologies Inc. has fully syndicated the Senior Credit Facility and no longer holds a financial position in the Senior Credit Facility.

b)	On April 27, 2001, the Company and Sprint PCS announced that they had reached an agreement in principle to reduce the reciprocal rate exchanged between Sprint PCS and AirGate for customers who roam into the other party’s territory. Under the announced agreement in principle, the rate will be reduced from the current 20 cents per minute of use to 15 cents per minute of use beginning June 1, 2001, and to 12 cents per minute of use beginning October 1, 2001. Beginning January 1, 2002, and for the remainder of the term of the management agreement with Sprint PCS, the rate will be adjusted to provide a fair and reasonable return on the cost of the underlying network, or approximately 10 cents.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      Statements contained herein regarding expected financial results and other planned events are forward-looking statements that involve risk and uncertainties. Actual future events or results may differ materially from these statements. Readers are referred to the documents filed by AirGate with the Securities and Exchange Commission, specifically the most recent filings which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including potential fluctuations in quarterly results, our dependence on our affiliation with Sprint PCS, an adequate supply of infrastructure and subscriber equipment, dependence on new product development, rapid technological and market change, risks related to future growth and expansion, our significant level of indebtedness and volatility of stock prices. These and other applicable risks are summarized under the caption “Risk Factors” included under Item 5 – Other Information of this quarterly report.

Overview

      On July 22, 1998, we entered into a management agreement with Sprint PCS whereby we became the Sprint PCS affiliate with the exclusive right to provide 100% digital, 100% PCS services under the Sprint and Sprint PCS brand names in our territory in the southeastern United States. We completed our radio frequency design, network design and substantial site acquisition and cell site engineering, and commenced construction of our PCS network in November 1998. In January 2000 we began commercial operations with the launch of four markets covering 2.2 million residents in our Sprint PCS territory. By September 30, 2000, we had launched commercial PCS service in all of the 21 markets that comprise our Sprint PCS territory. At March 31, 2001, we provided Sprint PCS services to 143,548 subscribers.

      Sprint PCS has invested $44.6 million to purchase the PCS licenses in our territory and incurred additional costs for microwave clearing. Under our long-term agreements with Sprint PCS, we manage the network on Sprint PCS’ licensed spectrum and use the Sprint and Sprint PCS brand names royalty-free during our affiliation with Sprint PCS. We also have access to Sprint PCS’ national marketing support and distribution programs and are entitled to buy network and subscriber equipment and handsets at the same discounted rates offered by vendors to Sprint PCS based on its large volume purchases. In exchange for these and other benefits, we are entitled to receive 92%, and Sprint PCS is entitled to retain 8%, of collected service revenues from customers in our Sprint PCS territory. We are entitled to 100% of revenues collected from the sale of handsets and accessories and on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network.

      Through March 31, 2001, we have incurred $207.6 million of capital expenditures related to the build-out of our PCS network. In the three months ended March 31, 2000, we launched commercial PCS operations in the Greenville-Spartanburg, Anderson and Myrtle Beach, South Carolina markets and the Hickory, Asheville, Wilmington and Rocky Mount, North Carolina markets. In the three months ended June 30, 2000, we launched commercial PCS operations in the Charleston, Columbia and Florence, South Carolina markets, the Augusta and Savannah, Georgia markets and the Goldsboro, Jacksonville, New Bern, Orangeburg, Roanoke Rapids and Greenville-Washington, North Carolina markets. In the three months ended September 30, 2000, we launched commercial PCS operations in the Greenwood and Sumter, South Carolina markets and the Outer Banks, North Carolina market. At March 31, 2001, our Sprint PCS network covered 5.7 million of the 7.1 million residents in our Sprint PCS territory based on 2000 U.S. Census Department data.

Results of Operations

      For the three months ended March 31, 2001 compared to the three months ended March 31, 2000:

Customer Additions

      As of March 31, 2001, the Company provided personal communication services to 143,548 customers, a net increase of 40,108 during the three months then ended. As of March 31, 2000, the Company provided personal communication service to 6,378 customers. The increased customers are attributable to the launching of the remaining 14 of the Company’s 21 markets since March 31, 2000.

Average Revenue Per User (ARPU)

      An important operating metric in the wireless industry is Average Revenue Per User (ARPU). ARPU summarizes the average monthly service revenue per customer, net of the provision for doubtful accounts. ARPU is computed by deducting the provision for doubtful accounts from service revenue and dividing the result by the average subscribers for the period. For the three months ended March 31, 2001, ARPU was $58. For the three months ended March 31, 2000, ARPU was $54. The increase in ARPU primarily resulted from customers selecting rate plans with higher monthly recurring charges.

Revenues

      Service revenue and equipment revenue were $21.5 million and $2.7 million, respectively, for the three months ended March 31, 2001, compared to $.5 million and $.3 million, respectively, for the three months ended March 31, 2000. These increased revenues reflect the launch of commercial operations in 21 markets during fiscal 2000 and the resultant customer growth. Service revenue consists of monthly recurring access and feature charges and monthly non-recurring charges for local, long distance and roaming airtime usage in excess of the pre-subscribed usage plan. Equipment revenue is derived from the sale of handsets and accessories, net of an allowance for returns. Our handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint PCS for refurbishing, we receive a credit from Sprint PCS, which is less than the amount we originally paid for the handset.

      The company recorded roaming revenue of $11.0 million during the three months ended March 31, 2001 compared to $0.8 million for the three months ended March 31, 2000, an increase of $10.2 million. The increase is attributable to the completion of the initial network build-out. We receive Sprint PCS roaming revenue at a per-minute rate from Sprint PCS or another Sprint PCS affiliate when Sprint PCS subscribers outside of our territory use our network. For the three months ended March 31, 2001, such roaming revenue was $10.7 million, or 98% of the $11.0 million in roaming revenue recorded in the period. We also receive non-Sprint PCS roaming revenue when subscribers of other wireless service providers roam on our network.

      On April 27, 2001, the Company and Sprint PCS announced that they had reached an agreement in principle to reduce the reciprocal roaming rate exchanged between Sprint PCS and AirGate PCS for customers who roam into the other party’s territory. The rate will be reduced from the current $0.20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. Beginning January 1, 2002, and for the remainder of the term of the management agreement with Sprint PCS, the rate will be adjusted to provide a fair and reasonable return on the cost of the underlying network, or approximately $0.10 per minute. Increasing inbound roaming minutes from increasing network coverage and a growing Sprint PCS subscriber base will be partially offset by the lower per minute rate.

Cost of Service and Roaming

      The cost of service and roaming was $24.6 million for the three months ended March 31, 2001, compared to $5.5 million for the three months ended March 31, 2000, an increase of $19.1 million. Cost of service and roaming represents network operating costs (including salaries, cell site lease payments, fees related to data transfer via T-1 and other transport lines, inter-connect fees and other expenses related to network operations), roaming expense when AirGate customers place calls on Sprint PCS’s network, back office services provided by Sprint PCS such as customer care, billing and activation, long distance expense relating to inbound roaming revenue and our own customer’s usage, and the 8% of collected service revenue representing the Sprint Affiliation fee.

      Roaming expense was $7.4 million for the three months ended March 31, 2001, compared to $0.1 million for the three months ended March 31, 2000. As discussed above, the per minute rate we pay Sprint PCS when AirGate customers roam onto the Sprint PCS network will decrease beginning June 1, 2001. The increased roaming minutes resulting from increasing AirGate PCS subscriber levels will be partially offset by the lower per minute rate paid to Sprint PCS. The Sprint affiliation fee totaled $1.8 million in the three month period ended March 31, 2001. The Company was supporting 143,548 customers at March 31, 2001, compared to 6,378 customers at March 31, 2000. At March 31, 2000, the Company’s network consisted of 296 active cell sites and two switches. At March 31, 2001, the Company’s network was built-out to include 633 active cell sites and three switches. There were approximately 65 employees performing network operations functions at March 31, 2001, compared to 38 employees at March 31, 2000.

Cost of Equipment

      Cost of equipment was $4.6 million for the three months ended March 31, 2001, and $1.1 million for the three months ended March 31, 2000, an increase of $3.5 million. This increase is largely attributable to the dramatic increase in the number of customers over the same period, as cost of equipment includes the cost of handsets and accessories sold to customers. The cost of handsets exceeds the retail price received from customers because we subsidize the price of handsets to remain competitive in the marketplace.

Selling and Marketing

      We incurred selling and marketing expenses of $16.1 million during the three month period ended March 31, 2001 compared to $3.4 million in the three month period ended March 31, 2000, an increase of $12.7 million. A net 40,108 customers were added in the three months ended March 31, 2001 compared to 6,378 net customers added in the three months ended March 31, 2000. These amounts include retail store costs such as salaries and rent in addition to promotion, advertising and commission costs, and handset subsidies on units sold by third parties for which we do not record revenue. These handsets subsidies totaled $2.2 million for the three months ended March 31, 2001, compared to $0.5 million for the three months ended March 31, 2000. At March 31, 2001, there were approximately 306 employees performing sales and marketing functions, compared to 90 employees as of March 31, 2000.

General and Administrative

      For the three months ended March 31, 2001, we incurred expenses of $3.6 million, compared to $3.2 million for the three months ended March 31, 2000, an increase of $0.4 million. The increase is primarily comprised of compensation and benefits relating to growth in the number of employees, partially offset by lower professional fees. Of the 422 employees at March 31, 2001, approximately 51 employees were performing corporate support functions compared to 34 employees as of March 31, 2000.

Noncash Stock Option Compensation

      Noncash stock option compensation expense was $0.6 million for the three months ended March 31, 2001, compared to $0.3 million for the three months ended March 31, 2000, an increase of $0.3 million. The increase from the prior year period is attributable to the accelerated vesting of options for two terminated executives pursuant to the 1999 Stock Option Plan. For the three months ended March 31, 2001, $0.5 million related to general and administrative, $40,000 to cost of service, and $20,000 to selling and marketing. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of the Company’s common stock at the date of grant and is recognized as noncash stock option compensation expense in the period in which the related services are rendered.

Depreciation and Amortization

      For the three months ended March 31, 2001, depreciation and amortization expense increased to $7.1 million, compared to $2.0 million for the three months ended March 31, 2000, an increase of $5.1 million. The increase in depreciation and amortization expense relates primarily to the completion of our initial network build-out during fiscal year 2000 to support our commercial launch. Depreciation and amortization will continue to increase modestly as additional portions of our network are placed into service. We incurred capital expenditures of $12.1 million in the three months ended March 31, 2001, which included approximately $0.7 million of capitalized interest, as the Company the continued the build-out of the PCS network. The Company incurred capital expenditures of $58.3 million and capitalized interest of $2.0 million in the three months ended March 31, 2000.

Interest Income

      For the three months ended March 31, 2001, interest income was $0.7 million, compared to $2.7 million for the three months ended March 31, 2000, a decrease of $2.0 million. The Company had higher cash and cash equivalent balances for the three months ended March 31, 2000, as proceeds from the Company’s September 1999 equity and debt offerings were just beginning to be utilized. As capital expenditures are required to complete the build-out of our PCS network, and as working capital and operating losses are funded, decreasing cash balances are expected to result in lower interest income for the remainder of fiscal 2001.

Interest Expense

      For the three months ended March 31, 2001, interest expense was $7.8 million, compared to $5.9 million for the three month ended March 31, 2000 an increase of $1.9 million. The increase is primarily attributable to increased debt related to accreted interest on the senior subordinated discount notes and increased borrowings under the senior credit facility, partially offset by lower commitment fees on undrawn balances of the senior credit facility and lower capitalized interest. The Company had borrowings of $235.4 million as of March 31, 2001, compared to $180.7 million at September 30, 2000 and $169.1 million at March 31, 2000.

Net Loss

      For the three months ended March 31, 2001, the net loss was $28.4 million, an increase of $11.3 million over a net loss of $17.1 million for the three months ended March 31, 2000.

      For the six months ended March 31, 2001 compared to the six months ended March 31, 2000:

Revenues

      Service revenue and equipment revenue were $33.8 million and $5.0 million for the six months ended March 31, 2001, respectively, compared to $0.5 million and $0.3 million, respectively, for the six months ended March 31, 2000. The increased revenues reflect the launch of the Company’s commercial operations in 21 markets during fiscal 2000. The Company recorded roaming revenue of $18.4 million the six months ended March 31, 2001, compared to roaming revenue of $0.9 million during the six months ended March 31, 2000, an increase of $17.5 million.

Cost of Service and Roaming

      The cost of service and roaming was $40.5 million for the six months ended March 31, 2001, compared to $8.4 million for the six months ended March 31, 2000, an increase of $32.1 million. Roaming expense was $10.9 million for the six months ended March 31, 2001, compared to $0.1 million for the six months ended March 31, 2000, an increase of $10.8 million. The Sprint affiliation fee totaled $2.8 million in the six month period ended March 31, 2001, compared to $39,000 for the six months ended March 31, 2000, an increase of $2.8 million.

Cost of Equipment

      Cost of equipment was $9.7 million for the six months ended March 31, 2001, compared to $1.1 for the six months ended March 31, 2000, an increase of $8.6 million. This increase corresponds with the dramatic increase in the number of customers since March 31, 2000, as cost of equipment includes the cost of handsets and accessories sold to customers. The cost of handsets exceeds the retail price received from customers because we subsidize the price of handsets to remain competitive in the marketplace.

Selling and Marketing

      We incurred selling and marketing expenses of $32.7 million during the six month period ended March 31, 2001, compared to $4.6 million during the six month period ended March 31, 2000, an increase of $26.1 million. The increase is primarily comprised of compensation and benefits relating to growth in the number of employees and handset subsidies on units sold by third parties. In the six months ended March 31, 2001, we added 86,859 net additional customers compared to 6,378 net additional customers in the six months ended March 31, 2000.

General and Administrative

      For the six months ended March 31, 2001, we incurred expenses of $8.3 million, compared to $4.7 million for the six months ended March 31, 2000, an increase of $3.6 million. The increase is primarily comprised of compensation and benefits relating to growth in the number of new employees.

Noncash Stock Option Compensation

      Noncash stock option compensation expense was $0.9 million for the six months ended March 31, 2001, compared to $0.7 million for the six months ended March 31, 2000, an increase of $0.2 million. For the six months ended March 31, 2001, $0.8 million related to general and administrative, $90,000 to cost of service, and $50,000 to selling and marketing. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of the Company’s common stock at the date of grant and is recognized as noncash stock option compensation expense in the period in which the related services are rendered.

Depreciation and Amortization

      For the six months ended March 31, 2001, depreciation and amortization expense was $13.8 million, compared to $2.6 million for the six months ended March 31, 2000, an increase of $11.2 million. The increase in depreciation and amortization expense relates primarily to network equipment placed in service to support our commercial launch. Depreciation and amortization will continue to increase as additional portions of our network are placed into service. We incurred capital expenditures of $22.7 million in the six months ended March 31, 2001 related to the continued build-out of our PCS network, which included approximately $1.4 million of capitalized interest. During the six months ended March 31, 2000, we incurred capital expenditures of $92.2 million, which included approximately $3.6 million of capitalized interest.

Interest Income

      For the six months ended March 31, 2001, interest income was $2.0 million compared to $6.2 million for the six months ended March 31, 2000. Interest income is generated from investment of the cash proceeds from our initial public equity and units offering completed on September 30, 1999.

Interest Expense

      For the six months ended March 31, 2001, interest expense was $15.5 million, compared to $12.8 million for the six months ended march 31, 2000, an increase of $2.7 million. The increase is primarily attributable to an increase in average outstanding borrowings and includes $1.2 million accretion of original issue discount on the senior subordinated discount notes and $1.5 million associated with additional borrowings under the senior credit facility. The Company had borrowings of $235.4 million as of March 31, 2001, compared to $180.7 million at September 30, 2000 and $169.1 million at March 31, 2000.

Net Loss

      For the six months ended March 31, 2001, the net loss was $62.2 million, compared to a net loss of $26.9 million for the six months ended March 31, 2000, an increase of $35.3 million.

Liquidity and Capital Resources

      As of March 31, 2001, the Company had $39.9 million in cash and cash equivalents, as compared to $58.4 million in cash and cash equivalents at September 30, 2000. Working capital was $25.1 million at March 31, 2001 as compared to working capital of $36.6 million at September 30, 2000.

Net Cash Used In Operating Activities

      The Company used $25.2 million of cash in operating activities in the six months ended March 31, 2001. This was the result of the Company’s $62.2 million net loss that was partially offset by a net $9.1 million in cash provided by changes in working capital and by depreciation and amortization of note discounts and other non-cash items totaling $28.0 million.

Net Cash Used in Investing Activities

      The $38.4 million of cash used in investing activities represents cash outlays of $38.0 million for capital expenditures and $0.4 million to purchase certain assets of one of Company’s resellers during the six months ended March 31, 2001. Further, cash payments of $15.3 million were made for equipment purchases made through accounts payable and accrued expenses at September 30, 2000. We made a total of $22.7 million of capital expenditures in the six months ended March 31, 2001, compare to $92.2 million of capital expenditures made in the six months ended March 31, 2000.

Net Cash Provided By Financing Activities

      The $45.1 million in cash provided by financing activities during the six month period ended March 31, 2001 consisted of a $42.0 million borrowing under the senior credit facility and $3.1 million of proceeds received from the exercise of options to purchase common stock by employees.

Liquidity

      We closed our offerings of equity and debt funding on September 30, 1999 with net proceeds of $269.9 million. The senior subordinated discount notes due 2009 will require cash payments of interest beginning on April 1, 2005.

      Our $153.5 million senior credit facility provides for a $13.5 million senior secured term loan which matures on June 6, 2007, which is the first installment of the loan, or tranche I. The second installment, or tranche II, under the senior credit agreement is for a $140.0 million senior secured term loan which matures on September 30, 2008. The credit agreement requires us to make quarterly payments of principal beginning December 31, 2002 for tranche I and March 31, 2004 for tranche II initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. The commitment fee on unused borrowings is 1.50%, payable quarterly. As of March 31, 2001, $98 million remained available for borrowing under our senior credit facility. Our obligations under the credit agreement are secured by all of our assets. We expect that cash and cash equivalents together with future advances under the senior credit facility will fund our capital expenditures and our working capital requirements through 2002 at which time we anticipate we will be operational cash flow positive. The senior credit facility is subject to certain restrictive covenants including maintaining certain financial ratios, reaching defined subscriber growth and network covered population goals, and limiting annual capital expenditures. Further, the senior credit facility restricts the payment of dividends on our common stock.

      As of March 31, 2001, management believes that we are in compliance with all financial and operational covenants associated with our senior credit facility, senior subordinated discount notes, and Sprint Agreements.

Seasonality

      Our business is subject to seasonality because the wireless industry is heavily dependent on fourth calendar quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including: the increasing use of retail distribution, which is heavily dependent upon the year-end holiday shopping season; the timing of new product and service announcements and introductions; competitive pricing pressures; and aggressive marketing and promotions. The increased level of activity requires a greater use of the Company’s available financial resources during this period.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      For the six months ended March 31, 2001, we did not experience any material change in market risk exposures that effect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2000.

      In the normal course of business, our operations are exposed to interest rate risk on our senior credit facility and any future financing requirements. Our fixed rate debt consists primarily of the accreted carrying value of the senior subordinated discount notes ($189.9 million at March 31, 2001). Our variable rate debt consists of borrowings made under the senior credit facility ($55.5 million at March 31, 2001). The Company’s primary interest rate risk exposures relate to (i) the interest rate on the Company’s long-term borrowings; (ii) the Company’s ability to refinance its senior subordinated discount notes at maturity at market rates; and (iii) the impact of interest rate movements on the Company’s ability to meet interest expense requirements and financial covenants under the Company’s debt instruments.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On September 30, 1999, we completed the concurrent offerings of equity and debt funding with total net proceeds of approximately $269.9 million. In the period from September 30, 1999 to March 31, 2001, we have used $190.7 million to fund capital expenditures relating to the build-out of our PCS network and $7.7 million to repay indebtedness.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Reference is made to Item 4 of the Company’s Form 10-Q for the period ended December 31, 2000 filed with the Commission on February 14, 2001.

ITEM 5. OTHER INFORMATION

Investment Considerations

      The following investment considerations update the investment considerations contained in our Annual Report on Form 10-K for the year ended September 30, 2000.

Risks Particular to AirGate PCS

The termination of our affiliation with Sprint PCS or Sprint PCS’ failure to perform its obligations under our agreements would severely restrict our ability to conduct our business

      Our ability to offer Sprint PCS products and services and our PCS network’s operation are dependent on our Sprint PCS agreements being renewed and not terminated. Each of these agreements can be terminated for breach of any material terms. We are dependent on Sprint PCS’ ability to perform its obligations under the Sprint PCS agreements. The non-renewal or termination of any of the Sprint PCS agreements or the failure of Sprint PCS to perform its obligations under the Sprint PCS agreements would severely restrict our ability to conduct our business.

We may not receive as much Sprint PCS roaming revenue in the future because Sprint PCS can change the rate we receive or fewer people may travel in our network area

      We are paid a fee from Sprint PCS for every minute that a Sprint PCS subscriber based outside of our territory uses our network; we refer to such fees as roaming revenue. Similarly, we pay a fee to Sprint PCS for every minute that our customers use the Sprint PCS network outside of our markets; we refer to such fees as roaming fees. Roaming revenue will continue to represent a significant, but decreasing, portion of our revenue in the near future. Under our agreements with Sprint PCS, Sprint PCS can change the fee we receive for each Sprint PCS roaming minute or pay for each roaming minute and Sprint PCS has announced reductions from the current $0.20 per minute to $0.15 per minute on June 1, 2001, $0.12 per minute on October 1, 2001, and approximately $0.10 per minute on January 1, 2002. The change made by Sprint PCS in the roaming revenue we are paid and any future changes, could substantially decrease our revenues and net income. In addition, our customers may spend more time in other Sprint PCS coverage areas than Sprint PCS customers from outside our Sprint PCS territory spend in our Sprint PCS territory or may not use our services. As a result, we may not receive a substantial amount of Sprint PCS roaming revenue or we may have to pay more Sprint PCS roaming fees than the roaming revenue we collect.

If Sprint PCS does not complete the construction of its nationwide PCS network, we may not be able to attract and retain customers

      Sprint PCS’ network may not provide nationwide coverage to the same extent as its competitors, which could adversely affect our ability to attract and retain customers. Sprint PCS has entered into affiliation agreements similar to ours with companies in other territories pursuant to its nationwide PCS build-out strategy. Today, Sprint PCS and its affiliates are still constructing their nationwide network and do not offer PCS services, either on their own network or through roaming agreements, in every city in the United States. Our results of operations are dependent on Sprint PCS’ national network and, to a lesser extent, on the networks of its other affiliates. Sprint PCS and its affiliate program are subject, to varying degrees, to the economic, administrative, logistical, regulatory and other risks described in other risk factors contained below. Sprint PCS’ and its other affiliates’ PCS operations may not be successful.

We have a limited operating history and if we do not successfully manage our anticipated rapid growth, our operating performance may be adversely impacted

      We launched commercial operations in January 2000 and have grown our employee base to 422 employees as of March 31, 2001. Our performance as a PCS provider depends on our ability to implement operational and administrative systems, including the training and management of our engineering, marketing and sales personnel. These activities are expected to place demands on our managerial, operational and financial resources.

The inability to use Sprint PCS’ back office services and third party vendors’ back office systems could disrupt our business

      Our operations could be disrupted if Sprint PCS is unable to maintain and expand its back office services such as customer activation, billing and customer care, or to efficiently outsource those services and systems through third party vendors. The rapid expansion of Sprint PCS’ business is expected to continue to pose a significant challenge to its internal support systems. Additionally, Sprint PCS has relied on third-party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint PCS’ willingness to continue to offer such services to us and to provide these services at competitive costs. Our Sprint PCS agreements provide that, upon nine months’ prior written notice, Sprint PCS may elect to terminate any such service beginning January 1, 2002. If Sprint PCS terminates a service for which we have not developed a cost-effective alternative, our operating costs may increase and may restrict our ability to operate successfully.

We have substantial debt that we may not be able to service and a failure to service our debt may result in our lenders controlling our assets.

      Our substantial debt will have a number of important consequences for our operations and our investors, including the following:

•	we will have to dedicate a substantial portion of any cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce funds available for other purposes;

•	we have a fully-financed business plan, but we may not be able to obtain additional financing for currently unanticipated capital requirements, capital expenditures, working capital requirements and other corporate purposes;

•	some of our debt, including our senior credit facility, will be at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates; and

•	due to the liens on substantially all of our assets and the pledges of stock of our existing and future subsidiaries that secure our senior debt and our senior subordinated discount notes, lenders or holders of our senior subordinated discount notes may control our assets or our subsidiaries’ assets in the event of a default.

      As of March 31, 2001, our outstanding long-term debt totaled $235.4 million. Under our current business plan, we expect to incur additional debt before achieving break-even operating cash flow. Accordingly, we will utilize some portion, if not all, of the $98.0 million of additional available borrowings under our senior credit facility.

If we do not meet all of the conditions required under our Senior credit facility documents, we may not be able to draw down all of the funds we anticipate receiving from the Senior credit facility and may not be able to fund operating losses and working capital needs

      As of March 31, 2001, we had borrowed $55.5 million under our senior credit facility. The remaining $98.0 million, which we expect to borrow a portion of in the future, is subject to our meeting all of the conditions specified in the financing documents and, in addition, is subject at each funding date to the following conditions:

•	that the representations and warranties in the loan documents are true and correct; and

•	the absence of a default under our loan documents.

      If we do not meet these and other conditions at each funding date, the lenders may not lend any or all of the remaining amounts, and if other sources of funds are not available, we may not be in a position to meet the operating cash needs of our business. As of March 31, 2001, management believes that we are in compliance with all covenants governing our senior credit facility.

We may have difficulty in obtaining subscriber equipment required in order to attract customers

      We depend on equipment vendors for an adequate supply of subscriber equipment, including handsets. If the supply of subscriber equipment is inadequate or delayed, we may have difficulty in attracting customers.

Conflicts with Sprint PCS may not be resolved in our favor which could restrict our ability to manage our business and provide Sprint PCS products and services

      Conflicts between us and Sprint PCS may arise and their resolution may harm our business. For example, Sprint PCS prices its national plans based on its own objectives and could set price levels that may not be economically sufficient for our business. In addition, upon expiration of the initial term in July 2018, Sprint PCS could decide to not renew the Sprint PCS agreements which would not be in our best interest or the interest of our stockholders. There may be other conflicts such as the setting of the price we pay for back office services and the focus of Sprint PCS’ management and resources.

If we fail to pay our debt, our lenders have the option of selling our loans to Sprint PCS, giving Sprint PCS certain rights of a creditor to foreclose on our assets

      Sprint PCS has contractual rights, triggered by an acceleration of the maturity of our financing under the Senior credit facility, pursuant to which Sprint PCS may purchase our obligations to the lenders under the financing and obtain the rights of a senior lender. To the extent Sprint PCS purchases these obligations, Sprint PCS’ interests as a creditor could conflict with ours. Sprint PCS’ rights as a senior lender would enable it to exercise rights with respect to our assets and continuing relationship with Sprint PCS in a manner not otherwise permitted under our Sprint PCS agreements.

Certain provisions of our agreements with Sprint PCS may diminish the valuation of our company

      Provisions of our Sprint PCS agreements could affect the valuation of our company, thereby, among other things, reducing the market prices of our securities and decreasing our ability to raise additional capital necessary to operate our business. Under our agreements with Sprint PCS, subject to the requirements of applicable law, there are circumstances under which Sprint PCS may purchase our operating assets or capital stock for 72% of the “entire business value” of our company, as defined in our management agreement with Sprint PCS. In addition, Sprint PCS must approve any change of control of our ownership and consent to any assignment of our agreements with Sprint PCS. Sprint PCS also has been granted a right of first refusal if we decide to sell our operating assets. We are also subject to a number of restrictions on the transfer of our business including the prohibition on selling our company or our operating assets to a number of identified and as yet to be identified competitors of Sprint PCS or Sprint. These and other restrictions in our Sprint PCS agreements may limit the saleability and/or reduce the value a buyer may be willing to pay for our business and may operate to reduce the “entire business value” of our company.

We may not be able to compete with larger, more established businesses offering similar products and services

      Our ability to compete depends, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors. We compete in our territory with at least four other wireless service providers, each of which have an infrastructure in place and have been operational for a number of years. They have significantly greater financial and technical resources than we do, could offer attractive pricing options and may have a wider variety of handset options. We expect that existing cellular providers will upgrade their systems and provide expanded, digital services to compete with the Sprint PCS products and services that we offer. These wireless providers require their customers to enter into long-term contracts, which may make it more difficult for us to attract customers away from them. We also compete with several PCS providers and other existing communications companies in our Sprint PCS territory. A number of our cellular and PCS competitors have access to more licensed spectrum than the 10 MHz licensed to Sprint PCS and used by us in our Sprint PCS territory. In addition, any competitive difficulties that Sprint PCS may experience could also harm our competitive position and success.

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

If Sprint PCS customers are not able to roam instantaneously or efficiently onto other wireless networks, prospective customers could be deterred from subscribing for our Sprint PCS services

      The Sprint PCS network operates at a different frequency and uses or may use a different technology than many analog cellular and other digital systems. To access another provider’s analog cellular or digital system outside of the Sprint PCS network, a Sprint PCS customer is required to utilize a dual-band/dual-mode handset compatible with that provider’s system. Generally, because dual-band/dual-mode handsets incorporate two radios rather than one, they are more expensive and are larger and heavier than single-band/single-mode handsets. The Sprint PCS network does not allow for call hand-off between the Sprint PCS network and another wireless network, thus requiring a customer to end a call in progress and initiate a new call when leaving the Sprint PCS network and entering another wireless network. In addition, the quality of the service provided by a network provider during a roaming call may not approximate the quality of the service provided by Sprint PCS. The price of a roaming call may not be competitive with prices of other wireless companies for roaming calls, and Sprint PCS customers may not be able to use Sprint PCS advanced features, such as voicemail notification, while roaming.

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

Non-renewal or revocation by the FCC of the Sprint PCS licenses would significantly harm our business

      PCS licenses are subject to renewal and revocation. Sprint PCS’ licenses in our territory will expire in 2007 but may be renewed for additional ten year terms. There may be opposition to renewal of Sprint PCS’ licenses upon their expiration and the Sprint PCS licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. Failure by Sprint PCS to comply with these standards in our territory could cause revocation or forfeiture of the Sprint PCS licenses for our territory or the imposition of fines on Sprint PCS by the FCC.

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

The loss of our officers and skilled employees that we depend upon to operate our business could reduce our ability to offer Sprint PCS products and services

      The loss of one or more key officers could impair our ability to offer Sprint PCS products and services. Our business is managed by a small number of executive officers. We believe that our future success will also depend in large part on our continued ability to attract and retain highly qualified technical and management personnel. We believe that there is and will continue to be intense competition for qualified personnel in the PCS equipment and services industry as the PCS market continues to develop. We may not be successful in retaining our key personnel or in attracting and retaining other highly qualified technical and management personnel. We currently have “key man” life insurance for our chief executive officer.

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

Industry Risks

Wireless service providers generally experience a high rate of customer turnover which would increase our costs of operations and reduce our revenue

      Our strategy to reduce customer turnover, commonly known as churn, may not be successful. Our average monthly churn (net of 30 day returns) for the three months ended March 31, 2001 was 2.6%. As a result of customer turnover, we lose the revenue attributable to these customers and increase the costs of establishing and growing our customer base. The rate of customer turnover may be the result of several factors, including network coverage; reliability issues such as blocked calls, dropped calls and handset problems; customer care concerns; non-use of phones; non-use of customer contracts; pricing; involuntary termination due to non-payment of services and other competitive factors.

Wireless providers offering services based on lower cost structures may reduce demand for PCS

      Other wireless providers enjoy economies of scale that can result in a lower cost structure for providing wireless services. Rapid technological changes and improvements in the telecommunications market could lower other wireless providers’ cost structures in the future. These factors could reduce demand for PCS because of competitors’ ability to provide other wireless services at a lower price. There is also uncertainty as to the extent of customer demand as well as the extent to which airtime and monthly recurring charges may continue to decline. As a result, our future prospects, those of our industry, and the success of PCS and other competitive services, remain uncertain.

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

      If we were unable to keep pace with these technological changes or changes in the telecommunications market based on the effects of consolidation from the Telecommunications Act of 1996 or from the uncertainty of future government regulation, the technology used on our network or our current business strategy may become obsolete. In addition, wireless carriers are seeking to implement a new “third generation,” or “3G,” technology throughout the industry. There can be no assurance that we can implement the new 3G technology successfully on a cost-effective basis.

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

Use of hand-held phones while operating a vehicle may pose public safety risks, which could result in increased regulation by government agencies which could limit or result in the reduced use of our services

      The use of hand-held phones while operating a moving vehicle may pose public safety risks. Several local jurisdictions in the United States, have proposed laws to limit or eliminate the use of hand-held phones while operating a moving vehicle. Such laws, if enacted, could result in the reduced use of our services which would impair our ability to profitably operate our business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

On February 8, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that provided information under Item 9 – Regulation FD Disclosure, which is not incorporated by reference.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.

AirGate PCS, Inc.

		By:	/s/ Alan B. Catherall

			Name:	Alan B. Catherall
			Title:	Chief Financial Officer (Duly Authorized Officer)

Date:	May 14, 2001		/s/ Alan B. Catherall

Alan B. Catherall
Chief Financial Officer (Principal Financial and Chief Accounting Officer)