Form 10-Q
period 2001-06-30
AIRGATE WIRELESS INC
filed 2001-08-14
CIK 1086844

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NUMBER:      027455

AirGate PCS, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58-2422929

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

Harris Tower, 233 Peachtree St. NE, Suite 1700, Atlanta, Georgia	30303

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

     13,349,790 shares of Common Stock, $0.01 par value per share, were outstanding as of August 13, 2001.

AIRGATE PCS, INC.

THIRD QUARTER REPORT

PART I	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets at June 30, 2001 and September 30, 2000 (unaudited)

Consolidated Statements of Operations for the three and nine months ended June 30, 2001 and 2000 (unaudited)

Consolidated Statements of Cash Flows for the nine months ended June 30, 2001 and 2000 (unaudited)

Notes to the Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II	Other Information

Item 2.	Changes in Securities and Use of Proceeds

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

PART I.    FINANCIAL INFORMATION

Item 1. — FINANCIAL STATEMENTS

AIRGATE PCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)
(dollars in thousands, except share and per share amounts)

	June 30,	September 30,
	2001	2000

Assets

Current assets:

Cash and cash equivalents	$7,846	$58,384

Trade receivables, net	28,458	8,696

Inventories, net	1,456	2,902

Prepaid expenses	3,137	2,106

Direct customer activation costs	3,380	627

Other current assets	1,364	1,600

Total current assets	45,641	74,315

Property and equipment, net	203,157	183,581

Financing costs, net	8,307	9,098

Other assets	711	1,954

	$257,816	$268,948

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Accounts payable	$4,995	$21,009

Accrued expenses	8,591	9,548

Payable to Sprint PCS	20,091	5,292

Deferred revenue	11,009	1,828

Total current liabilities	44,686	37,677

Deferred revenue	273	671

Long-term debt	242,122	180,727

Total liabilities	287,081	219,075

Stockholders’ equity (deficit):

Preferred stock, par value, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, par value, $.01 per share; 150,000,000 shares authorized; 13,271,488 and 12,816,783 shares issued and outstanding at June 30, 2001 and September 30, 2000, respectively	133	128

Additional paid-in capital	167,103	161,575

Accumulated deficit	(194,555)	(108,577)

Unearned stock option compensation	(1,946)	(3,253)

Total stockholders’ equity (deficit)	(29,265)	49,873

Commitments and contingencies

	$257,816	$268,948

See accompanying notes to consolidated financial statements

AIRGATE PCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)
(dollars in thousands, except share and per share amounts)

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:

Service revenue	$28,057	$2,034	$61,882	$2,494

Roaming revenue	17,131	3,771	35,516	4,717

Equipment revenue	2,435	737	7,400	1,041

Total revenues	47,623	6,542	104,798	8,252

Operating expenses:

Cost of service and roaming	(30,875)	(7,382)	(71,420)	(15,786)

Cost of equipment	(4,744)	(1,363)	(14,408)	(1,974)

Selling and marketing	(16,431)	(8,685)	(49,170)	(13,723)

General and administrative	(3,868)	(4,823)	(12,149)	(9,525)

Noncash stock option compensation	(299)	(354)	(1,225)	(1,067)

Depreciation and amortization	(7,701)	(4,235)	(21,463)	(6,795)

Operating loss	(16,295)	(20,300)	(65,037)	(40,618)

Interest income	337	2,005	2,350	8,083

Interest expense	(7,785)	(6,901)	(23,291)	(19,593)

Net loss	$(23,743)	$(25,196)	$(85,978)	$(52,128)

Basic and diluted net loss per share of common stock	$(1.80)	$(2.03)	$(6.61)	$(4.27)

Weighted-average outstanding common shares	13,179,506	12,435,644	13,007,119	12,212,480

See accompanying notes to consolidated financial statements

AIRGATE PCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(dollars in thousands)

	Nine Months
	Ended June 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(85,978)	$(52,128)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	21,463	6,795

Amortization of financing costs	908	897

Provision for doubtful accounts	5,037	162

Interest expense associated with accretion of discount and beneficial conversion feature	19,395	17,091

Stock option compensation	1,225	1,067

(Increase) decrease in:

Due from AirGate Wireless, LLC	—	751

Trade receivables	(24,799)	(3,821)

Inventories, net	1,446	(1,378)

Prepaid expenses	(1,031)	(1,530)

Other assets	(1,140)	(910)

Increase (decrease) in:

Accounts payable	(2,236)	1,238

Accrued expenses	398	5,445

Payable to Sprint PCS	14,799	—

Deferred revenue	8,783	743

Net cash used in operating activities	(41,730)	(25,578)

Cash flows from investing activities:

Capital expenditures	(55,920)	(133,506)

Acquisition of assets	(502)	—

Net cash used in investing activities	(56,422)	(133,506)

Cash flows from financing activities:

Proceeds from Senior Credit Facility	42,000	—

Payment on notes payable to Sprint PCS	—	(7,700)

Proceeds from exercise of stock purchase warrants	—	5

Exercise of stock options	5,614	100

Net cash provided by (used in) financing activities	47,614	(7,595)

Net decrease in cash and cash equivalents	(50,538)	(166,679)

Cash and cash equivalents at beginning of period	58,384	258,900

Cash and cash equivalents at end of period	$7,846	$92,221

Supplemental disclosure of cash flow information cash paid for interest	$4,015	$2,094

Supplemental disclosure of noncash investing and financing activities:

Capitalized interest	$2,199	$4,733

Grant of compensatory stock options	—	2,231

Notes payable and accrued interest converted to equity	—	102

See accompanying notes to consolidated financial statements

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001
(unaudited)

(1)  Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by management. The consolidated financial statements included herein include the accounts of AirGate PCS, Inc. and its wholly-owned subsidiaries, AGW Leasing Company, Inc. (“AGW”) and AirGate Network Services, LLC (“ANS”), for all periods presented. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of AirGate PCS, Inc. and subsidiaries (collectively “AirGate” or the “Company”). The results of operations for the three and nine months ended June 30, 2001 are not indicative of the results that may be expected for the full fiscal year of 2001. The financial information presented herein should be read in conjunction with the Company’s Form 10-K for the year ended September 30, 2000 which includes information and disclosures not included herein. All significant intercompany accounts or balances have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current year presentation.

(2)  Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations (“SFAS 141”), which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The Company has adopted SFAS No. 141 as of July 1, 2001, and the impact of such adoption is not anticipated to have a material adverse impact on the Company’s financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the nonamortization provisions of the statement. The Company will adopt SFAS No. 142 beginning October 1, 2001, and the impact of such adoption is not anticipated to have a material adverse impact on the Company’s financial statements.

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

The reconciliation of weighted-average outstanding common shares to weighted-average outstanding shares including potentially dilutive common stock equivalents is set forth below:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,

	2001	2000	2001	2000

Weighted-average outstanding common shares	13,179,506	12,435,644	13,007,119	12,212,480

Weighted-average potentially dilutive common stock equivalents:

Common stock options	430,620	907,415	382,457	884,135

Non-executive common stock options and employee stock purchase plan	2,415	—	239	—

Stock purchase warrants	94,078	411,035	93,613	407,787

Weighted-average outstanding shares including potentially dilutive common stock equivalents	13,706,619	13,754,094	13,483,428	13,504,402

(4)  Revenue Recognition and Customer Activation Costs

The accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” The Company does not recognize revenue from subscribers for which the likelihood of collecting such revenue is not reasonably assured.

Pursuant to SAB 101, activation fee revenue and direct customer activation costs have been deferred and are recorded either: over the average life for those customers (30 months) that do not commit to a fixed service term or the contractual service term (generally 12 months) for those customers that do commit to a fixed service term. For the three months ended June 30, 2001, the Company has recognized approximately $0.9 million of activation fee revenue and $0.6 million of direct customer activation costs. For the nine months ended June 30, 2001, the Company recognized approximately $1.7 million of activation fee revenue and $1.3 million of direct customer activation costs. The Company has deferred $4.3 million of activation fee revenue and $3.6 million of direct customer activation costs to future periods, as of June 30, 2001. As of June 30, 2000, the Company had recognized $20,000 of activation fee revenue and expense and had deferred $0.4 million of activation fee revenue and expense to future periods.

(5)  Trade Receivables, net

Trade receivables, net, including $10.5 million due from Sprint PCS, relates to roaming revenues, amounts due from customers with respect to airtime service charges and amounts due from local third party resellers relating to the sale of handsets and accessories. For the three months ended June 30, 2001, roaming revenues from Sprint PCS totaled $17.1 million, or 36% of total revenues. For the three months ended June 30, 2000, roaming revenues from Sprint PCS totaled $3.8 million, or 58% of total revenues. For the nine months ended June 30, 2001, roaming revenues from Sprint PCS totaled $35.5 million, or 34% of total revenues. For the nine months ended June 30, 2000, roaming revenues from Sprint PCS totaled $4.7 million, or 57% of total revenues.

On April 27, 2001, the Company and Sprint PCS announced that they had reached an agreement in principle to reduce the reciprocal roaming rate exchanged between Sprint PCS and AirGate PCS for customers who roam into the other party’s territory. The rate was reduced from $.20 per minute of use to

$.15 per minute of use beginning June 1, 2001, and to $.12 per minute of use beginning October 1, 2001. Beginning January 1, 2002, and for the remainder of the term of the management agreement with Sprint PCS, the rate will be adjusted to provide a fair and reasonable return on the cost of the underlying network.

In accordance with the agreement in principle, on May 1, 2001, Sprint PCS provided notice of reduction of the roaming rate to $0.15 per minute of use on June 1, 2001, and to $0.12 per minute of use on October 1, 2001. The details of the agreement in principle with respect to periods after December 31, 2001 have not yet been finalized.

The Company records an allowance for doubtful accounts to reflect the expected loss on the collection of receivables. Such allowance is recorded for accounts receivables from customers and third party vendors and totaled $2.7 million at June 30, 2001 compared to $0.6 million at September 30, 2000.

(6)  Property and Equipment

Property and equipment consist of the following at June 30, 2001 and September 30, 2000 (dollars in thousands):

	June 30,	September 30,
	2001	2000

Network assets	$195,838	$158,720

Computer equipment	3,175	3,081

Furniture, leasehold improvements, and office equipment	10,832	6,800

	209,845	168,601

Less accumulated depreciation and amortization	(34,442)	(13,005)

	175,403	155,596

Construction in progress (network build-out)	27,754	27,985

Property and equipment, net	$203,157	$183,581

(7)  Payable to Sprint PCS

The payable to Sprint PCS consists of amounts owed to Sprint PCS related to purchases of handsets and accessories, services provided including customer care and customer billing, equipment subsidies payable to third party national retailers and the 8% affiliation fee. The amount payable to Sprint PCS totaled $20.1 million and $5.3 million at June 30, 2001 and September 30, 2000, respectively.

(8)  Long-Term Debt

On April 26, 2001, Lehman Brothers Commercial Paper, Inc., a subsidiary of Lehman Brothers, Inc., assumed the responsibilities of Lucent Technologies Inc. as Administrative Agent under the $153.5 Senior Credit Facility (formerly the Lucent Financing). Lucent Technologies Inc. no longer holds a financial position in the Senior Credit Facility.

Long-term debt consists of the following at June 30, 2001 and September 30, 2000 (dollars in thousands):

	June 30,	September 30,
	2001	2000

Senior Credit Facility:

Gross borrowings	$55,500	$13,500

Unaccreted original issue discount	(623)	(772)

Net Senior Credit Facility	54,877	12,728

Senior Subordinated Discount Notes:

Outstanding borrowings	196,277	177,852

Unaccreted original issue discount	(9,032)	(9,853)

Net Senior Subordinated Discount Notes	187,245	167,999

Long-term debt	$242,122	$180,727

      As of June 30, 2001, $98 million was available for borrowing under the Senior Credit Facility.

(9)  Common Stock Purchase Warrants

(a) Senior Credit Facility

On June 1, 2000, the Company issued stock purchase warrants to Lucent Technologies in consideration of the Senior Credit Facility. The exercise price of the warrants equals $20.40 per share, and the warrants are exercisable for an aggregate of 10,175 shares of the Company’s common stock at any time. The warrants expire on the earlier of August 15, 2004 or August 15, 2001, if, as of such date, the Company has paid in full all outstanding amounts under the Senior Credit Facility and has terminated the remaining unused portion of the commitments. The Company recorded a discount on the associated credit facility of $0.3 million which represents the fair value of the warrants on the date of grant using the Black-Scholes option pricing model. The discount is recognized as interest expense over the period from the date of issuance to maturity using the effective interest method. All of these warrants remain outstanding at June 30, 2001.

(b) Senior Subordinated Discount Notes

On January 3, 2000, the Company’s registration statement on Form S-1, relating to warrants to purchase 644,400 shares of common stock issued together, as units, with the Company’s $300 million of 13.5% senior subordinated discount notes due 2009, was declared effective by the Securities and Exchange Commission. On September 30, 1999, the Company received gross proceeds of $156.1 million from the issuance of 300,000 units, each unit consisting of a $1,000 principal amount at maturity 13.5% senior subordinated discount note due 2009 and one warrant to purchase 2.148 shares of common stock at a price of $0.01 per share. The warrants were exercisable beginning upon the effective date of the registration statement registering such warrants, for an aggregate of 644,400 shares of common stock. The warrants expire October 1, 2009. As of June 30, 2001, warrants representing 555,843 shares of common stock had been exercised, and warrants representing 88,557 shares of common stock remain outstanding.

(10)  Stockholders’ Equity

(a) On January 31, 2001, the Board of Directors approved the 2001 Non-Executive Stock Option Plan, whereby 150,000 shares of common stock were reserved for issuance to current and future employees. Options under the plan vest ratably over a four year period beginning at the grant date and expire ten years from the date of grant. As of June 30, 2001, 86,400 shares had been granted under the terms of the plan.

(b)	On January 31, 2001, the Board of Directors approved the 2001 Employee Stock Purchase Plan which made available for issuance 200,000 shares of common stock. The 2001 Employee Stock Purchase Plan provides for employees to make payroll contributions to an account. At the end of the offering period, initially the calendar year, the employee will be able to purchase stock at a 15% discount to the market price of AirGate PCS stock at the beginning or end of the offering period, whichever is lower. As of June 30, 2001, employees had contributed $171,000 to the plan. The shares issuable pursuant to the 2001 Employee Stock Purchase Plan and the 2001 Non-Executive Stock Option Plan were registered under Form S-8 dated February 28, 2001.

(11)  Acquisition of Assets

On February 28, 2001, certain operating assets and intangibles were acquired to convert one of the Company’s resellers into Company owned retail outlets. The Company paid a total purchase price of approximately $0.5 million, representing $0.3 million of operating equipment and leasehold improvements for eight retail stores and two mall kiosks and $0.2 million assigned to a two year non-compete agreement. The amount relating to the non-compete agreement will be amortized over the contractual period of two years.

(12)  Capital Expenditures

Capital expenditures include equipment purchased for the build-out of the digital PCS network (cell site base stations and switches), leasehold improvements and computer equipment used in the Company’s Sprint PCS retail stores, and capitalized interest on capital expenditures not yet placed in service. For the nine months ended June 30, 2001, cash outlays of $55.9 million for capital expenditures represented cash payments of $15.2 million made for equipment purchases made through accounts payable and accrued expenses at September 30, 2000, in addition to $40.7 million of capital expenditures paid in cash during the nine months ended June 30, 2001. For the nine months ended June 30, 2000 cash outlays of $133.5 million for capital expenditures represented cash payments used in building the PCS network to three switches and 519 cell sites.

(13) Condensed Consolidated Financial Information

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

The unaudited condensed consolidating financial information of AGW and ANS as of and for the nine months ended June 30, 2001 is as follows (dollars in thousands):

		AGW Leasing	AirGate
	AirGate PCS,	Company,	Network
	Inc.	Inc.	Services, LLC	Eliminations	Consolidated

Cash and cash equivalents	$7,846	$—	$—	$—	$7,846

Trade receivables and other current assets	37,664	—	131	—	37,795

Property and equipment, net	155,124	—	48,033	—	203,157

Other assets	80,798	—	—	(71,780)	9,018

Total assets	$281,432	$—	$48,164	$(71,780)	$257,816

Current liabilities	40,020	$22,076	$54,370	$(71,780)	$44,686

Long-term deferred revenue	273	—	—	—	273

Long-term debt	242,122	—	—	—	242,122

Total liabilities	282,415	22,076	54,370	(71,780)	287,081

Common stock	133	—	—	—	133

Additional paid-in capital	167,103	—	—	—	167,103

Accumulated deficit	(166,273)	(22,076)	(6,206)	—	(194,555)

Unearned stock option compensation	(1,946)	—	—	—	(1,946)

Total liabilities and stockholders’ equity (deficit)	$281,432	$—	$48,164	$(71,780)	$257,816

Total revenues	$104,798	$—	$—	$—	$104,798

Total expenses	(175,888)	(10,943)	(3,945)	—	(190,776)

Net loss	$(71,090)	$(10,943)	$(3,945)	$—	$(85,978)

Operating activities, net	(50,511)	—	8,781	—	(41,730)

Investing activities, net	(47,893)	—	(8,529)	—	(56,422)

Financing activities, net	47,614	—	—	—	47,614

(Decrease) increase in cash and cash equivalents	(50,790)	—	252	—	(50,538)

Cash and cash equivalents at beginning of period	58,636	—	(252)	—	58,384

Cash and cash equivalents at end of period	$7,846	$—	$—	$—	$7,846

(14)  Subsequent Events

On July 23, 2001, the Company borrowed an additional $10 million under the Senior Credit Facility. As a result, as of July 23, 2001, availability under the Senior Credit Facility totaled $88 million.

Item 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Statements contained herein regarding expected financial results and other planned events are forward-looking statements that involve risk and uncertainties. Actual future events or results may differ materially from these statements. Readers are referred to the documents filed by AirGate with the Securities and Exchange Commission, specifically the most recent filings which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including potential fluctuations in quarterly results, our dependence on our affiliation with Sprint PCS, an adequate supply of infrastructure and subscriber equipment, dependence on new product development, rapid technological and market change, risks related to future growth and expansion, our significant level of indebtedness and volatility of stock prices. These and other applicable risks are summarized under the caption “Investment Considerations” included under Item 5 — Other Information of this Form 10-Q.

Overview

     On July 22, 1998, we entered into a management agreement with Sprint PCS whereby we became the Sprint PCS affiliate with the exclusive right to provide 100% digital, 100% PCS wireless products and services under the Sprint and Sprint PCS brand names in our territory in the southeastern United States. We completed our radio frequency design, network design and substantial site acquisition and cell site engineering, and commenced construction of our PCS network in November 1998. In January 2000 we began commercial operations with the launch of four markets covering 2.2 million residents in our Sprint PCS territory. By September 30, 2000, we had launched commercial PCS service in all of the 21 markets that comprise our Sprint PCS territory. At June 30, 2001, we provided Sprint PCS services to 179,403 subscribers.

     Sprint PCS has invested $44.6 million to purchase the PCS licenses in our territory and incurred additional costs for microwave clearing. Under our long-term agreements with Sprint PCS, we manage the network on Sprint PCS’ licensed spectrum and use the Sprint and Sprint PCS brand names royalty-free during our affiliation with Sprint PCS. We also have access to Sprint PCS’ national marketing support and distribution programs and are entitled to buy network equipment and subscriber handsets at the same discounted rates offered by vendors to Sprint PCS based on its large volume purchases. In exchange for these and other benefits, we are entitled to receive 92%, and Sprint PCS is entitled to retain 8%, of collected service revenues from customers in our Sprint PCS territory. We are entitled to 100% of revenues collected from the sale of handsets and accessories and on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network.

     Through June 30, 2001, we have incurred $220.2 million of capital expenditures related to the build-out of our PCS network. In the three months ended March 31, 2000, we launched commercial PCS operations in the Greenville-Spartanburg, Anderson and Myrtle Beach, South Carolina markets and the Hickory, Asheville, Wilmington and Rocky Mount, North Carolina markets. In the three months ended June 30, 2000, we launched commercial PCS operations in the Charleston, Columbia and Florence, South Carolina markets, the Augusta and Savannah, Georgia markets and the Goldsboro, Jacksonville, New Bern, Orangeburg, Roanoke Rapids and Greenville-Washington, North Carolina markets. In the three months ended September 30, 2000, we launched commercial PCS operations in the Greenwood and Sumter, South Carolina markets and the Outer Banks, North Carolina market. At June 30, 2001, our Sprint PCS network covered 5.9 million of the 7.1 million residents in our Sprint PCS territory based on 2000 U.S. Census Department data.

Results of Operations

     For the three months ended June 30, 2001 compared to the three months ended June 30, 2000:

Customer Additions

     As of June 30, 2001, we provided personal communication services to 179,403 customers, net of customers for which no revenues were recognized. Thus, for the three months ended June 30, 2001, a net 35,854 customers were added. As of June 30, 2000, we provided personal communication services to 23,482 customers, of which 17,104 customers were added in the three months then ended. The increased net customers acquired during the three months ended June 30, 2001 are attributable to having all of our 21 markets fully launched during fiscal 2001.

Average Revenue Per User (ARPU)

     An important operating metric in the wireless industry is Average Revenue Per User (ARPU). ARPU summarizes the average monthly service revenue per customer, net of the provision for doubtful accounts. ARPU is computed by deducting the provision for doubtful accounts from service revenue and dividing the result by the average subscribers for the period. For the three months ended June 30, 2001, ARPU was $59. For the three months ended June 30, 2000, ARPU was $54. The increase in ARPU primarily resulted from customers selecting rate plans with higher monthly recurring charges.

Revenues

     Service revenue and equipment revenue were $28.1 million and $2.4 million, respectively, for the three months ended June 30, 2001, compared to $2.0 million and $0.7 million, respectively, for the three months ended June 30, 2000. These increased revenues reflect the launch of commercial operations in 21 markets during fiscal 2000 and the resultant customer growth. Service revenue consists of monthly recurring access and feature charges and monthly non-recurring charges for local, long distance and roaming airtime usage in excess of the pre-subscribed usage plan. Equipment revenue is derived from the sale of handsets and accessories from our Sprint PCS stores, net of an allowance for returns. Our handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint PCS for refurbishing, we receive a credit from Sprint PCS, which is less than the amount we originally paid for the handset.

     We recorded roaming revenue of $17.1 million during the three months ended June 30, 2001 compared to $3.8 million for the three months ended June 30, 2000, an increase of $13.3 million. The increase is attributable to the completion of the initial network build-out and a larger customer base for Sprint PCS and its other affiliates. We receive Sprint PCS roaming revenue at a per-minute rate from Sprint PCS or another Sprint PCS affiliate when Sprint PCS subscribers outside of our territory use our network. For the three months ended June 30, 2001, such roaming revenue was $16.6 million, or 97% of the $17.1 million in roaming revenue recorded in the period. We also receive non-Sprint PCS roaming revenue when subscribers of other wireless service providers who have roaming agreements with Sprint PCS roam on our network.

     On April 27, 2001, we and Sprint PCS announced that they had reached an agreement in principle to reduce the reciprocal roaming rate exchanged between Sprint PCS and AirGate PCS for customers who roam into the other party’s territory. The rate was reduced from $.20 per minute of use to $.15 per minute of use beginning June 1, 2001, and to $.12 per minute of use beginning October 1, 2001. Beginning January 1, 2002, and for the remainder of the term of the management agreement with Sprint PCS, the rate will be adjusted to provide a fair and reasonable return on the cost of the underlying network. In accordance with the agreement in principle, on May 1, 2001, Sprint PCS provided notice of reduction of the roaming rate to $0.15 per minute of use on June 1, 2001, and to $0.12 per minute of use on October 1, 2001. The details of the agreement in principle with respect to periods after December 31, 2001 have not yet been finalized. As a result of these changes, increased inbound roaming minutes from increasing network coverage and a growing Sprint PCS subscriber base will be partially offset by the lower per minute rate.

Cost of Service and Roaming

     The cost of service and roaming was $30.9 million for the three months ended June 30, 2001, compared to $7.4 million for the three months ended June 30, 2000, an increase of $23.5 million. Cost of service and roaming represents roaming expense when AirGate customers place calls on Sprint PCS’s network, network operating costs (including salaries, cell site lease payments, fees related to the connection of our switches to the cell cites that they support, inter-connect fees and other expenses related to network operations), back office services provided by Sprint PCS such as customer care, billing and activation, the 8% of collected service revenue representing the Sprint affiliation fee, and long distance expense relating to inbound roaming revenue and our own customer’s usage.

     Roaming expense included in the cost of service and roaming was $11.0 million for the three months ended June 30, 2001, compared to $0.1 million for the three months ended June 30, 2000. As discussed above, the per minute rate we pay Sprint PCS when AirGate customers roam onto the Sprint PCS network decreased beginning June 1, 2001. The increased roaming minutes resulting from increasing AirGate PCS subscriber levels will be partially offset by the lower per minute rate paid to Sprint PCS.

     We were supporting 179,403 customers at June 30, 2001, compared to 23,482 customers at June 30, 2000. At June 30, 2000, our network consisted of 519 active cell sites and three switches. At June 30, 2001, our network was built-out to include 672 active cell sites and four switches. There were approximately 72 employees performing network operations functions at June 30, 2001, compared to 45 employees at June 30, 2000. The Sprint affiliation fee totaled $2.2 million in the three month period ended June 30, 2001, compared to $0.2 million for the three months ended June 30, 2000, a $2.0 million increase related to the growth in service revenues.

Cost of Equipment

     Cost of equipment was $4.7 million for the three months ended June 30, 2001, and $1.4 million for the three months ended June 30, 2000, an increase of $3.3 million. This increase is attributable to the increase in the number of customers, as cost of equipment includes the cost of handsets and accessories sold to customers from our Sprint PCS stores. The cost of handsets exceeds the retail price received from customers because we subsidize the price of handsets to remain competitive in the marketplace.

Selling and Marketing

     We incurred selling and marketing expenses of $16.4 million during the three months ended June 30, 2001 compared to $8.7 million in the three months ended June 30, 2000, an increase of $7.7 million. These amounts include retail store costs such as salaries and rent in addition to promotion, advertising and commission costs, and handset subsidies on units sold by third parties for which we do not record revenue. At June 30, 2001, there were approximately 346 employees performing sales and marketing functions, compared to 189 employees as of June 30, 2000. A net 35,854 customers were added in the three months ended June 30, 2001 compared to 17,104 net customers added in the three months ended June 30, 2000. Handsets subsidies on units sold by third parties totaled $2.6 million for the three months ended June 30, 2001, compared to $1.2 million for the three months ended June 30, 2000.

General and Administrative

     For the three months ended June 30, 2001, we incurred expenses of $3.9 million, compared to $4.8 million for the three months ended June 30, 2000, a decrease of $0.9 million. The decrease is primarily comprised of lower professional fees of $0.8 million and lower amounts earned under the Retention Bonus Agreement with our Chief Executive Officer of $0.9 million partially offset by increased compensation and benefits relating to growth in the number of employees. Of the 479 employees at June 30, 2001, approximately 61 employees were performing corporate support functions compared to 38 employees as of June 30, 2000.

Noncash Stock Option Compensation

     Noncash stock option compensation expense was $0.3 million for the three months ended June 30, 2001, compared to $0.4 million for the three months ended June 30, 2000, a decrease of $0.1 million. For the three months ended June 30, 2001, $0.2 million related to general and administrative, $43,000 to cost of service, and $23,000 to selling and marketing. We apply the provisions of APB Opinion No. 25 and related interpretations in accounting for our stock option plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of the our common stock at the date of grant and is recognized as noncash stock option compensation expense in the period in which the related services are rendered.

Depreciation and Amortization

     For the three months ended June 30, 2001, depreciation and amortization expense increased to $7.7 million, compared to $4.2 million for the three months ended June 30, 2000, an increase of $3.5 million. The increase in depreciation and amortization expense relates primarily to the completion of our initial network build-out during fiscal year 2000 to support our commercial launch. Depreciation and amortization will continue to increase modestly as additional portions of our network are placed into service. We incurred capital expenditures of $17.9 million in the three months ended June 30, 2001, which included approximately $0.8 million of capitalized interest, as we continued the build-out of the PCS network. We incurred capital expenditures of $31.2 million and capitalized interest of $1.2 million in the three months ended June 30, 2000.

Interest Income

     For the three months ended June 30, 2001, interest income was $0.3 million compared to $2.0 million for the three months ended June 30, 2000, a decrease of $1.7 million. We had higher cash and cash equivalent balances for the three months ended June 30, 2000, resulting from the remaining proceeds from our September 1999 equity and debt offerings. As capital expenditures are required to complete the build-out of our PCS network, and as working capital and operating losses are funded, decreasing cash balances are expected to result in lower interest income for the remainder of fiscal 2001.

Interest Expense

     For the three months ended June 30, 2001, interest expense was $7.8 million, compared to $6.9 million for the three months ended June 30, 2000, an increase of $0.9 million. The increase is primarily attributable to increased debt related to accreted interest on the senior subordinated discount notes and increased borrowings under the senior credit facility, partially offset by lower commitment fees on undrawn balances of the senior credit facility and lower capitalized interest. We had borrowings of $242.1 million as of June 30, 2001, compared to $180.7 million at September 30, 2000 and $174.9 million at June 30, 2000.

Net Loss

     For the three months ended June 30, 2001, the net loss was $23.7 million, a decrease of $1.5 million over a net loss of $25.2 million for the three months ended June 30, 2000.

     For the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000:

Revenues

     Service revenue and equipment revenue were $61.9 million and $7.4 million for the nine months ended June 30, 2001, respectively, compared to $2.5 million and $1.0 million, respectively, for the nine months ended June 30, 2000. The increased revenues reflect the growth in subscribers as a result of our launch of commercial operations in 21 markets during fiscal 2000. We recorded roaming revenue of $35.5 million for the nine months ended June 30, 2001, compared to roaming revenue of $4.7 million during the nine months ended June 30, 2000, an increase of $30.8 million.

Cost of Service and Roaming

     The cost of service and roaming was $71.4 million for the nine months ended June 30, 2001, compared to $15.8 million for the nine months ended June 30, 2000, an increase of $55.6 million. Roaming expense was $22.0 million for the nine months ended June 30, 2001, compared to $2.5 million for the nine months ended June 30, 2000, an increase of $19.5 million. Network operating costs were $26.0 million for the nine months ended June 30, 2001, a $12.3 million increase over the $13.7 million incurred during the nine months ended June 30, 2000 as a result of the increased subscriber base. The Sprint affiliation fee totaled $5.0 million in the nine months period ended June 30, 2001, compared to $0.8 million for the nine months ended June 30, 2000, an increase of $4.2 million.

Cost of Equipment

     Cost of equipment was $14.4 million for the nine months ended June 30, 2001, compared to $2.0 million for the nine months ended June 30, 2001, an increase of $12.4 million. This increase corresponds with increase in the number of customers since the launch of commercial operations in January 2000, as cost of equipment includes the cost of handsets and accessories sold to customers from our Sprint PCS stores. The cost of handsets exceeds the retail price received from customers because we subsidize the price of handsets to remain competitive in the marketplace.

Selling and Marketing

     We incurred selling and marketing expenses of $49.2 million during the nine months period ended June 30, 2001, compared to $13.7 million during the nine months period ended June 30, 2000, an increase of $35.5 million. The increase is primarily comprised of compensation and benefits relating to growth in the number of employees, additional advertising expenditures and handset subsidies on units sold by third parties. Handset subsidies total $8.1 million for the nine months ended June 30, 2001, compared to $1.7 million for the nine months ended June 30, 2000, an increase of $6.4 million. In the nine months ended June 30, 2001, we added 122,714 net additional customers compared to 23,482 net additional customers in the nine months ended June 30, 2000.

General and Administrative

     For the nine months ended June 30, 2001, we incurred expenses of $12.1 million, compared to $9.5 million for the nine months ended June 30, 2000, an increase of $2.6 million. The increase is primarily comprised of compensation and benefits relating to growth in the number of new employees partially offset by lower professional fees of $0.4 million and lower amounts earned under the Retention Bonus Agreement with our Chief Executive Officer of $0.5 million.

Noncash Stock Option Compensation

     Noncash stock option compensation expense was $1.2 million for the nine months ended June 30, 2001, compared to $1.1 million for the nine months ended June 30, 2000, an increase of $0.1 million. For the nine months ended June 30, 2001, $1.0 million related to general and administrative, $0.1 million to cost of service, and $0.1 million to selling and marketing. We apply the provisions of APB Opinion No. 25 and related interpretations in accounting for our stock option plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of our common stock at the date of grant and is recognized as noncash stock option compensation expense in the period in which the related services are rendered.

Depreciation and Amortization

     For the nine months ended June 30, 2001, depreciation and amortization expense was $21.5 million, compared to $6.8 million for the nine months ended June 30, 2000, an increase of $14.7 million. The increase in depreciation and amortization expense relates primarily to the completion of our initial network buildout during fiscal year 2000 to support our commercial launch. Depreciation and amortization will continue to increase as additional portions of our network are placed into service. We incurred capital expenditures of $40.7 million in the nine months ended June 30, 2001 related to the continued build-out of our PCS network, which included approximately $2.2 million of capitalized interest. During the nine months ended June 30, 2000, we incurred capital expenditures of $123.4 million, which included approximately $4.7 million of capitalized interest.

Interest Income

     For the nine months ended June 30, 2001, interest income was $2.4 million compared to $8.1 million for the nine months ended June 30, 2000. The decrease in interest income corresponds to the decrease in cash and cash equivalents.

Interest Expense

     For the nine months ended June 30, 2001, interest expense was $23.3 million, compared to $19.6 million for the nine months ended June 30, 2000, an increase of $3.7 million. The increase includes $2.2 million greater accretion of original issue discount on the senior subordinated discount notes and $1.5 million associated with increased average outstanding borrowings under the Senior Credit Facility. We had borrowings of $242.1 million as of June 30, 2001, compared to $180.7 million at September 30, 2000 and $174.9 million at June 30, 2000.

Net Loss

     For the nine months ended June 30, 2001, the net loss was $86.0 million, compared to a net loss of $52.1 million for the nine months ended June 30, 2000, an increase of $33.9 million.

Liquidity and Capital Resources

     As of June 30, 2001, we had $7.8 million in cash and cash equivalents, as compared to $58.4 million in cash and cash equivalents at September 30, 2000. Working capital was $1.0 million at June 30, 2001, compared to working capital of $36.6 million at September 30, 2000.

Net Cash Used In Operating Activities

     We used $41.7 million of cash in operating activities in the nine months ended June 30, 2001. This was the result of our $86.0 million net loss, that was partially offset by a net $1.3 million in cash provided by changes in working capital and by depreciation and amortization of note discounts and other non-cash items totaling $43.0 million.

Net Cash Used in Investing Activities

     The $56.4 million of cash used in investing activities represents cash outlays of $55.9 million for capital expenditures and $0.5 million to purchase certain assets of one of our resellers during the nine months ended June 30, 2001. Cash payments of $15.2 million were made for equipment purchases made through accounts payable and accrued expenses at September 30, 2000, in addition to $40.7 million of capital expenditures in the nine months ended June 30, 2001. Cash payments of $10.1 were made for equipment purchases made through accounts payable and accrued expenses at September 30, 1999, in addition to $123.4 million of capital expenditures in the nine months ended June 30, 2000.

Net Cash Provided By Financing Activities

     The $47.6 million in cash provided by financing activities during the nine month period ended June 30, 2001 consisted of $42.0 million borrowing under the Senior Credit Facility and $5.6 million of proceeds received from the exercise of options to purchase common stock by employees.

Liquidity

     We closed our offerings of equity and debt funding on September 30, 1999 with net proceeds of $269.9 million. The senior subordinated discount notes due 2009 will require cash payments of interest beginning on April 1, 2005.

     Our $153.5 million Senior Credit Facility provides for a $13.5 million senior secured term loan which matures on June 6, 2007, which is the first installment of the loan, or tranche I. The second installment, or tranche II, under the senior credit agreement is for a $140.0 million senior secured term loan which matures on September 30, 2008. The credit agreement requires us to make quarterly payments of principal beginning December 31, 2002 for tranche I and March 31, 2004 for tranche II initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. The commitment fee on unused borrowings is 1.50%, payable quarterly. As of June 30, 2001, $98.0 million remained available for borrowing under our Senior Credit Facility. Our obligations under the credit agreement are secured by all of our assets. We expect that cash and cash equivalents together with future advances under the Senior Credit Facility will fund our capital expenditures and our working capital requirements through the end of 2002, at which time we anticipate we will be operational cash flow positive. The Senior Credit Facility is subject to certain restrictive covenants including maintaining certain financial ratios, reaching defined subscriber growth and network covered population goals, and limiting annual capital expenditures. Further, the Senior Credit Facility restricts the payment of dividends on our common stock.

     On April 26, 2001, Lehman Brothers Commercial Paper, Inc., a subsidiary of Lehman Brothers, Inc., assumed the responsibilities of Lucent Technologies Inc. as Administrative Agent under the $153.5 Senior Credit Facility (formerly the Lucent Financing). Lucent Technologies Inc. no longer holds a financial position in the Senior Credit Facility. On July 23, 2001, we borrowed an additional $10 million under the Senior Credit Facility. As a result, as of July 23, 2001, availability under the Senior Credit Facility totaled $88 million.

     As of June 30, 2001, management believes that we are in compliance with all financial and operational covenants associated with our Senior Credit Facility, senior subordinated discount notes, and Sprint Agreements.

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

Item 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the nine months ended June 30, 2001, we did not experience any material change in market risk exposures that effect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2000.

     In the normal course of business, our operations are exposed to interest rate risk on our senior credit facility and any future financing requirements. Our fixed rate debt consists primarily of the accreted carrying value of the senior subordinated discount notes ($196.3 million at June 30, 2001). Our variable rate debt consists of borrowings made under the Senior Credit Facility ($55.5 million at June 30, 2001). Our primary interest rate risk exposures relate to (i) the interest rate on long-term borrowings; (ii)our ability to refinance the senior subordinated discount notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

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

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 30, 1999, we completed the concurrent offerings of equity and debt funding with total net proceeds of approximately $269.9 million. In the period from September 30, 1999 to June 30, 2001, we have used $224.3 million to fund capital expenditures relating primarily to the build-out of our PCS network and $7.7 million to repay indebtedness.

Item 5. OTHER INFORMATION

Execution of Limited 10b5-1 Plans

     Certain executives have initiated structured diversification plans to sell a limited portion of their AirGate PCS stock holdings at specified prices over a fixed period. The plans, adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, are designed to avoid any real or perceived conflicts of interest that might arise from these sales due to these executives involvement with AirGate PCS, Inc., while enabling these executives to diversity their respective holdings. Further, the plans will help avoid an aggregation of sales of our common stock during our “trading window” periods that typically follow quarterly announcements of our earnings.

Investment Considerations

     The following investment considerations update the investment considerations contained in our Annual Report on Form 10-K for the year ended September 30, 2000.

Risks Particular to AirGate PCS

The termination of our affiliation with Sprint PCS or Sprint PCS’ failure to perform its obligations under our agreements would severely restrict our ability to conduct our business.

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

We may not receive as much Sprint PCS roaming revenue in the future because Sprint PCS can change the rate we receive or fewer people may travel in our network area

     We are paid a fee from Sprint PCS for every minute that a Sprint PCS subscriber based outside of our territory uses our network; we refer to such fees as roaming revenue. Similarly, we pay a fee to Sprint PCS for every minute that our customers use the Sprint PCS network outside of our markets; we refer to such fees as roaming fees. Roaming revenue will continue to represent a significant, but decreasing, portion of our revenue in the near future. Under our agreements with Sprint PCS, Sprint PCS can change the fee we receive for each Sprint PCS roaming minute or that we pay for each roaming minute. Sprint PCS has announced reductions from $.20 per minute to $.15 per minute on June 1, 2001, and to $.12 per minute on October 1, 2001. The details of the agreement in principle with respect to periods after December 31, 2001, have not yet been finalized. The change made by Sprint PCS in the roaming fee that we are paid and any future changes, could substantially decrease our revenues and net income. In addition, our customers may spend more time in other Sprint PCS coverage areas than Sprint PCS customers from outside our Sprint PCS territory spend in our Sprint PCS territory or they may not use our services. As a result, we may not receive a substantial amount of Sprint PCS roaming revenue or we may have to pay more Sprint PCS roaming fees than the roaming revenue we collect.

If Sprint PCS does not complete the construction of its nationwide PCS network, we may not be able to attract and retain customers.

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

We have a limited operating history and if we do not successfully manage our anticipated rapid growth, our operating performance may be adversely impacted.

     We launched commercial operations in January 2000 and have grown our employee base to 479 employees as of June 30, 2001. Our performance as a PCS provider depends on our ability to implement operational and administrative systems, including the training and management of our engineering, marketing and sales personnel. These activities are expected to place demands on our managerial, operational and financial resources.

The inability to use Sprint PCS’ back-office services and third-party vendors’ back office systems could disrupt our business.

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

     Our substantial debt has a number of important consequences for our operations and our investors, including the following:

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

     As of June 30, 2001, our outstanding long-term debt totaled $242.1 million. Under our current business plan, we expect to incur additional debt before achieving break-even operating cash flow. Accordingly, we will use some portion, if not all, of the $98.0 million of additional available borrowings under our senior credit facility as of June 30, 2001.

If we do not meet all of the conditions required under our senior credit facility documents, we may not be able to draw down all of the funds we anticipate receiving from the senior credit facility and may not be able to fund operating losses and working capital needs.

     As of June 30, 2001, we had borrowed $55.5 million under our senior credit facility. The remaining $98.0 million, of which we expect to borrow a portion in the future, is subject to our meeting all of the conditions specified in the financing documents and, in addition, is subject at each funding date to the following conditions:

•	that the representations and warranties in the loan documents are true and correct; and

•	the absence of a default under our loan documents.

     If we do not meet these and other conditions at each funding date, the lenders may not lend any or all of the remaining amounts, and if other sources of funds are not available, we may not be in a position to meet the operating cash needs of our business. As of June 30, 2001, management believes that we are in compliance with all covenants governing our senior credit facility.

We may have difficulty in obtaining subscriber equipment required to attract customers.

     We depend on equipment vendors for an adequate supply of subscriber equipment, including handsets. If the supply of subscriber equipment is inadequate or delayed, we may have difficulty in attracting customers.

Conflicts with Sprint PCS may not be resolved in our favor, which could restrict our ability to manage our business and provide Sprint PCS products and service.s

     Conflicts between us and Sprint PCS may arise and their resolution may harm our business. For example, Sprint PCS prices its national plans based on its own objectives and could set price levels that may not be economically sufficient for our business. In addition, upon expiration of the initial term in July 2018, Sprint PCS could decide to not renew the Sprint PCS agreements, which would not be in our best interest or the interest of our stockholders. There may be other conflicts such as the setting of the price that we pay for back-office services and the focus of Sprint PCS’ management and resources.

If we fail to pay our debt, our lenders have the option of selling our loans to Sprint PCS, thereby giving Sprint PCS certain rights of a creditor to foreclose on our assets.

     Sprint PCS has contractual rights, triggered by an acceleration of the maturity of our financing under the senior credit facility, pursuant to which Sprint PCS may purchase our obligations to the lenders under the financing and obtain the rights of a senior lender. To the extent Sprint PCS has the right and chooses to purchase these obligations, Sprint PCS’ interests as a creditor could conflict with ours. Sprint PCS’ rights as a senior lender would enable it to exercise rights with respect to our assets and continuing relationship with Sprint PCS in a manner not otherwise permitted under our Sprint PCS agreements.

Certain provisions of our agreements with Sprint PCS may diminish the valuation of our company.

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

We may not be able to compete with larger, more established businesses offering similar products and services.

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

The technology we use has limitations and could become obsolete.

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

If Sprint PCS customers are not able to roam instantaneously or efficiently onto other wireless networks, prospective customers could be deterred from subscribing for our Sprint PCS services.

     The Sprint PCS network operates at a different frequency and uses or may use a different technology than many analog cellular and other digital systems. To access another provider’s analog cellular or digital system outside of the Sprint PCS network, a Sprint PCS customer is required to use a dual-band/dual-mode handset compatible with that provider’s system. Generally, because dual-band/dual-mode handsets incorporate two radios rather than one, they are more expensive and are larger and heavier than single-band/single-mode handsets. The Sprint PCS network does not allow for call hand-off between the Sprint PCS network and another wireless network, thus requiring a customer to end a call in progress and initiate a new call when leaving the Sprint PCS network and entering another wireless network. In addition, the quality of the service provided by a network provider during a roaming call may not approximate the quality of the service provided by Sprint PCS. The price of a roaming call may not be competitive with prices of other wireless companies for roaming calls, and Sprint PCS customers may not be able to use Sprint PCS advanced features, such as voicemail notification, while roaming.

Our territory has limited licensed spectrum, and this may affect the quality of our service, which could impair our ability to attract or retain customers.

     Sprint PCS has licenses covering only 10 MHz in our territory. In the future, as our customers in those areas increase in number, this limited licensed spectrum may not be able to accommodate increases in call volume and may lead to increased dropped calls and may limit our ability to offer enhanced services.

Non-renewal or revocation by the FCC of the Sprint PCS licenses would significantly harm our business.

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

If we lose the right to install our equipment on wireless towers owned by other carriers or fail to obtain zoning approval for our cell sites, we may have to rebuild our network.

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

The loss of our officers and skilled employees that we depend upon to operate our business could reduce our ability to offer Sprint PCS products and services.

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

We may not achieve or sustain operating profitability or positive cash flow from operating activities.

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

Unauthorized use of our Sprint PCS network could disrupt our business.

     We will likely incur costs associated with the unauthorized use of our PCS network, including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraud impacts interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for unbillable fraudulent roaming.

Our agreements with Sprint PCS, our certificate of incorporation and our bylaws include provisions that may discourage, delay and/or restrict any sale of our operating assets or common stock to the possible detriment of our stockholders.

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

Industry Risks

Wireless service providers generally experience a high rate of customer turnover, which would increase our costs of operations and reduce our revenue.

     Our strategy to reduce customer turnover, commonly known as churn, may not be successful. Our average monthly churn (net of 30 day returns) for the three months ended June 30, 2001 was 2.8%. As a result of customer turnover, we lose the revenue attributable to these customers and increase the costs of establishing and growing our customer base. The rate of customer turnover may be the result of several factors, including product offerings; credit class of customers; network coverage; reliability issues such as blocked calls, dropped calls and handset problems; customer care concerns; non-use of phones; non-use of customer contracts; pricing; involuntary termination due to non-payment of services and other competitive factors.

Wireless providers offering services based on lower cost structures may reduce demand for PCS.

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

Alternative technologies and current uncertainties in the wireless market may reduce demand for PCS.

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

Regulation by government agencies may increase our costs of providing service or require us to change our services, either of which could impair our financial performance.

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

Use of hand-held phones may pose health risks, which could result in the reduced use of our services or liability for personal injury claims.

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

Use of hand-held phones while operating a vehicle may pose public safety risks, which could result in increased regulation by government agencies which could limit or result in the reduced use of our services.

     The use of hand-held phones while operating a moving vehicle may pose public safety risks. Several local jurisdictions in the United States have proposed or enacted laws to limit or eliminate the use of hand-held phones while operating a moving vehicle. Such laws, if enacted in our territory, could result in the reduced use of our services which would impair our ability to profitably operate our business.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     None

     (b)  Reports on Form 8-K

On May 23, 2001, we filed a Current Report on Form 8-K with the Securities and Exchange Commission that provided information under Item 9 - Regulation FD Disclosure. That information is not incorporated by reference.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.

AirGate PCS, Inc.

		By:	/s/	Alan B. Catherall

				Name:	Alan B. Catherall

				Title:	Chief Financial Officer

(Duly Authorized Officer)

Date:	August 14, 2001		/s/	Alan B. Catherall

Alan B. Catherall

Chief Financial Officer

(Principal Financial and

Chief Accounting Officer)