Form 10-K
period 2001-09-30
AIRGATE PCS INC /DE/
filed 2001-11-30
CIK 1086844

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

                 For Annual and Transition Reports Pursuant to
               Section 13 or 15(d) of the Securities Act of 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For The Fiscal Year Ended September 30, 2001.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                        Commission File Number: 027455

                               -----------------

                               AirGate PCS, Inc.
            (Exact name of registrant as specified in its charter)

                        Delaware                   58-2422929
              (State other jurisdiction of      (I.R.S. Employer
             incorporation or organization)  Identification Number)
               Harris Tower, 233 Peachtree
                   St. NE, Suite 1700,
                    Atlanta, Georgia                 30303
             (Address of principal executive       (Zip code)
                        offices)

                                (404) 525-7272
              Registrant's telephone number, including area code

                               -----------------

       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share

                              Title of Each Class

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price on the Nasdaq Stock Market on November 29, 2001) is approximately $1,145,350,000. (For purposes of determination of the foregoing amount, only our directors and executive officers have been deemed affiliates). As of November 30, 2001, there were 25,745,622 shares of common stock, $0.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               AIRGATE PCS, INC.

                          ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                    PAGE
ITEM NO.                                                                            NO.
--------                                                                            ----

PART I.............................................................................  1

ITEM 1.  Business..................................................................  1

ITEM 2.  Properties................................................................ 35

ITEM 3.  Legal proceedings......................................................... 35

ITEM 4.  Submission of Matters to a Vote of Security Holders....................... 35

PART II............................................................................ 37

ITEM 5.  Market For Registrant's Common Equity And Related Stockholder Matters..... 37

ITEM 6.  Selected Financial Data................................................... 38

ITEM 7.  Management's Discussion And Analysis Of Financial Condition And Results Of
           Operations.............................................................. 39

ITEM 7A. Quantitative And Qualitative Disclosure About Market Risk................. 46

ITEM 8.  Financial Statements...................................................... 46

ITEM 9.  Changes In And Disagreements With Accountants On Accounting And Financial
           Disclosure.............................................................. 46

PART III........................................................................... 47

ITEM 10. Directors And Executive Officers Of The Registrant........................ 47

ITEM 11. Executive Compensation.................................................... 50

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management............ 58

ITEM 13. Certain Relationships And Related Transactions............................ 59

PART IV............................................................................ 60

ITEM 14. Exhibits, Financial Statements, Schedules, And Reports On Form 8-K........ 60

                                    PART I
ITEM 1. Business

Special Caution Regarding Forward-Looking Statements

   We believe that it is important to communicate our future expectations to our stockholders and to the public. This report, therefore, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities and Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify these statements by forward-looking words such as "anticipate," "believe," "estimate," "expect," intend," "plan," "seek," and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

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

                               BUSINESS OVERVIEW

   We market and provide digital personal communication services, or PCS. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and indirectly through network partners such as us, provides wireless services in more than 4,000 cities and communities across the country. Through our management agreement with Sprint PCS, we have the exclusive right to provide Sprint PCS products and services under the Sprint and Sprint PCS brand names in a territory that covers almost the entire state of South Carolina, parts of North Carolina and the eastern Georgia cities of Augusta and Savannah. Our Sprint PCS territory encompasses 21 contiguous markets and approximately 7.1 million residents.

   As of September 30, 2001, we had 235,025 subscribers and total network coverage of approximately 6.0 million residents, representing approximately 84% of the 7.1 million residents in our Sprint PCS territory. For the year ended September 30, 2001, we generated revenue of approximately $172.1 million.

Merger with iPCS, Inc.

   On November 30, 2001, we acquired iPCS, Inc. by merging a wholly owned subsidiary of ours with and into iPCS. As a result of the merger, we are the largest Sprint PCS network partner in terms of covered population. In connection with the merger, we issued to the former stockholders of iPCS approximately 12.4 million shares of our common stock and assumed options and warrants to purchase approximately 1.1 million shares of our common stock. Assuming the exercise of all outstanding options and warrants of each company, AirGate's stockholders immediately prior to the merger own approximately 52.5 percent of the combined company, and the former iPCS stockholders own approximately 47.5 percent. The combination will be accounted for using the purchase method of accounting. As required by the terms of our outstanding indebtedness, we will conduct our business operations through two separate entities: AirGate PCS, Inc. and its wholly owned subsidiary, iPCS, Inc.

   Similar to AirGate, iPCS markets and provides digital personal communications services as a network partner of Sprint PCS. Through iPCS' management agreement with Sprint PCS, iPCS has the exclusive right to provide Sprint PCS products and services under the Sprint and Sprint PCS brand names in a territory that covers mid-sized cities and rural areas in Illinois, Michigan, Iowa and eastern Nebraska. iPCS' Sprint PCS territory encompasses 37 markets with approximately 7.4 million residents.

   iPCS launched Sprint PCS service in select markets in December 1999 and as of September 30, 2001 offered service in 29 of its Sprint PCS markets. iPCS plans to have nearly completed its network build-out by December 31, 2001. As of September 30, 2001, iPCS had 134,927 subscribers and total network coverage of approximately 5.0 million residents, representing approximately 67% of the
7.4 million residents in iPCS' Sprint PCS territory. For the nine months ended September 30, 2001, iPCS generated revenue of approximately $77.5 million.

Our History

   AirGate PCS, Inc. and its subsidiaries and predecessors were formed for the purpose of becoming a leading provider of wireless PCS. In July 1998, we entered into a series of agreements with Sprint and Sprint PCS under which we agreed to construct and manage a PCS network using Sprint PCS' licensed spectrum and supporting Sprint PCS' services within a specified territory in the southeastern United States.

   Our predecessors formed our corporation, AirGate PCS, Inc., a Delaware corporation, in October 1998 to assume its responsibilities under the agreements with Sprint and Sprint PCS. In the course of our operations, we have formed two wholly-owned subsidiaries, AGW Leasing Company, Inc. and AirGate Network Services, LLC.

Relationship with Sprint PCS

   Sprint PCS is a wholly owned subsidiary of Sprint Corporation, a diversified telecommunications service provider. Sprint PCS operates a 100% digital PCS wireless network in the United States and holds the licenses to provide PCS nationwide using a single frequency band and a single technology. Sprint PCS directly operates its PCS network in major metropolitan markets throughout the United States. Sprint PCS has also entered into independent agreements with various network partners, such as us, under which the network partners have agreed to construct and manage PCS networks in smaller metropolitan areas and along major highways. "Sprint PCS" refers to Sprint Communications Company, L.P., Sprint Spectrum L.P. and WirelessCo, L.P. "Sprint" refers to Sprint Corporation and its affiliates other than Sprint PCS. Statements in this report regarding Sprint or Sprint PCS are derived from information contained in our agreements with Sprint PCS, periodic reports and other documents filed by Sprint and Sprint Spectrum L.P. with the Securities and Exchange Commission or press releases issued by Sprint or Sprint PCS.

Markets

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

   The following table sets forth the location, estimated population and date on which we began providing commercial Sprint PCS service in each of the markets that comprise our Sprint PCS territory:

                                               Market Launch
 AirGate Basic Trading Areas(1)  Population(2)     Date
 ------------------------------  ------------- -------------
 Greenville-Spartanburg, SC.....     897,700    January 2000
 Savannah, GA...................     737,100        May 2000
 Charleston, SC.................     686,800      April 2000
 Columbia, SC...................     657,000       June 2000
 Asheville-Hendersonville, NC...     588,700    January 2000
 Augusta, GA....................     579,400       June 2000
 Anderson, SC...................     346,600    January 2000
 Hickory-Lenoir-Morganton, NC...     331,100    January 2000
 Wilmington, NC.................     327,600   February 2000
 Florence, SC...................     260,200       June 2000
 Greenville-Washington, NC......     245,100       July 2000
 Goldsboro-Kinston, NC..........     232,000      March 2000
 Rocky Mount-Wilson, NC.........     217,200      March 2000
 Myrtle Beach, SC...............     186,400   February 2000
 New Bern, NC...................     174,700       June 2000
 Sumter, SC.....................     156,700       July 2000
Jacksonville, NC................       148,400      May 2000
 Orangeburg, SC.................     119,600       June 2000
 The Outer Banks, NC(3).........      92,000       July 2000
 Roanoke Rapids, NC.............      76,800        May 2000
 Greenwood, SC..................      74,400     August 2000
                                   ---------
    Total.......................   7,135,500
                                   =========

--------
(1) Each of our markets contains 10 MHz of spectrum.
(2) Based on 2000 estimates compiled by Kagan's Wireless Telecom Atlas & Databook, 2001 Edition, as reported per individual basic trading area.
(3) Territory covered by our Sprint PCS management agreements do not comprise a complete basic trading area.

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

Products and Services

   We offer PCS products and services throughout our Sprint PCS territory. These products and services are designed to mirror the services offered by Sprint PCS and provide seamless integration with the Sprint PCS nationwide network.

   100% Digital Wireless Network with Service Across the Country. Our primary service is wireless mobility coverage. As a Sprint PCS network partner, our existing PCS network is part of the largest 100% digital wireless PCS network in the United States. Sprint PCS customers in our territory may use Sprint PCS services throughout our contiguous markets and seamlessly throughout the Sprint PCS network.

   Access to the Sprint PCS Wireless Web. We support and market the Sprint Wireless Web throughout our territory. The Sprint Wireless Web allows subscribers with data-capable handsets to connect their portable computers or personal digital assistants to the Internet. Sprint PCS subscribers with web-browser enabled handsets also have the ability to receive periodic information updates such as stock prices, airline schedules, sports scores and weather reports directly on their handsets by connecting to and browsing specially designed text-based Internet sites such as Yahoo!, Amazon.com, Bloomberg.com, CNN.com, MapQuest.com, Fox Sports, Ameritrade, InfoSpace.com, ABC News.com, AOL.com, ESPN.com, E*Trade, USA Today.com and Weather.com. Sprint PCS offers various pricing options including a fixed number of updates or a bundle of data minutes as add-ons to existing Sprint PCS Free and Clear pricing plans or a bundle of minutes for a set price that can be used for either data or voice.

   CDMA and Dual-Band/Dual-Mode Handsets. We offer code division multiple access, or CDMA, digital technology handsets weighing approximately five to seven ounces and offering up to three to five days of standby time and approximately two to four hours of talk time. We also offer dual-band/dual-mode handsets that allow customers to make and receive calls on both PCS and cellular frequency bands and both digital or analog technology. All handsets are equipped with preprogrammed features, and are sold under the Sprint and Sprint PCS brand names.

   Sprint PCS and Non-Sprint PCS Roaming. We provide roaming services to Sprint PCS subscribers that use a portion of our Sprint PCS network, and to non-Sprint subscribers when they use a portion of our Sprint PCS network pursuant to roaming agreements between Sprint PCS and other wireless service providers. Sprint PCS and other wireless service providers supply similar services to our subscribers when our subscribers use a portion of their networks.

Marketing Strategy

   Our marketing and sales strategy uses the advertising and marketing programs that have been developed by Sprint PCS. We enhance Sprint PCS' marketing with strategies we have tailored to our specific markets.

   Use Sprint PCS' brand equity and marketing. We feature exclusively and prominently the nationally recognized Sprint and Sprint PCS brand names in our marketing effort. From our customers' point of view, they use our network and the Sprint PCS national network seamlessly as a unified nationwide network.

   Pricing. Our use of the Sprint PCS national pricing strategy offers our customers simple, easy-to-understand service plans. Sprint PCS' pricing plans are typically structured with monthly recurring charges, large local calling areas, bundles of minutes and service features such as voicemail, caller ID, call waiting, call forwarding and three-way calling. We also feature Sprint PCS Free and Clear plans, which offer simple, affordable plans for every consumer and business customer, include long distance calling from anywhere on its nationwide network. In addition, under the Sprint PCS service plans, customers who do not meet certain credit criteria can qualify for our digital wireless services under the Clear Pay Program. The Clear Pay Program replaced the No Deposit Account Spending Limit ("NDASL") program and is substantially similar but with an increased emphasis on payments of outstanding amounts. Under the Clear Pay Program, customers who do not meet certain credit criteria can select any plan offered, subject to an account spending limit.

   Local focus. Our local focus enables us to supplement Sprint PCS' marketing strategies with our own strategies tailored to each of our specific markets. These include attracting local businesses as agents to enhance our sales and distribution channels and drawing on our management team's experience in the southeastern United States. We use local radio, television and newspaper advertising to sell our products and services in each of our markets. We have established a local sales force to execute our marketing strategy through our Sprint PCS stores. We also employ a direct sales force dedicated to business sales.

   Advertising and promotions. Sprint PCS uses national as well as regional television, radio, print, outdoor and other advertising campaigns to promote its products. We benefit from this national advertising in our territory at no additional cost to us. Sprint PCS also runs numerous promotional campaigns which provide customers with benefits such as additional features at the same rate, free minutes of use for limited time periods or special prices on handsets and other accessories. We are able to purchase promotional materials related to these programs from Sprint PCS at their cost.

   Sponsorships. Sprint PCS sponsors numerous national, regional and local events. These sponsorships provide Sprint PCS with brand name and product recognition in high profile events, create a forum for sales and promotional events and enhance our promotional efforts in our territory. Additionally, we sponsor other local events in our territory to increase customer awareness of the Sprint PCS network.

Sales and Distribution

   Our sales and distribution plan mirrors Sprint PCS' proven multiple channel sales and distribution plan. Key elements of our sales and distribution plan consist of the following:

   Sprint PCS stores. We currently operate 36 Sprint PCS stores within our territory. These stores are located in metropolitan markets within our territory, providing us with a strong local presence and a high degree of visibility. We train our sales representatives to be informed and persuasive advocates for Sprint PCS' services. Following the Sprint PCS model, these stores have been designed to facilitate retail sales, bill collection and customer service.

   Sprint store within a RadioShack store. Sprint has an arrangement with RadioShack to install a "store within a store." Currently, RadioShack has 98 stores in our territory that are available to offer Sprint PCS products and services to our customers.

   Other national third-party retail stores. In addition to RadioShack, we benefit from the sales and distribution agreements established by Sprint PCS with other national retailers, which currently include Best Buy, Circuit City, Staples, Target, Office Max, Office Depot and Ritz Camera. These retailers and others have approximately 187 retail stores in our territory.

   Local third-party retail stores. We benefit from the sales and distribution agreements that we enter into with local retailers in our territory. We have entered into sales and distribution agreements related to more than 50 local stores in our territory.

   National accounts and direct selling. We participate in Sprint PCS' national accounts program. Sprint PCS has a national accounts team which focuses on the corporate headquarters of large companies. Our direct sales force will target the employees of these companies in our territories and cultivate other local business customers. In addition, once a Sprint PCS national account manager reaches an agreement with any company headquartered outside of our territory, we service the offices and subscribers of that company located in our territory.

   Inbound telemarketing. Sprint PCS provides inbound telemarketing sales to answer our prospective customers' calls. As the exclusive provider of Sprint PCS products and services in our territory, we use the national Sprint 1-800-480-4PCS number campaigns that generate call-in leads. Sprint PCS' inbound telemarketing group handles these leads and the new subscriber will be assigned to our territory.

   Electronic commerce. Sprint PCS maintains an Internet site at www.sprintpcs.com, which contains information on Sprint PCS products and services. A visitor to the Sprint PCS Internet site can order, pay for a handset, and activate their phone. Subscribers visiting the site also can review the status of their account, including the number of minutes used in the current billing cycle. Site visitors in our territory who purchase products and services over the Sprint PCS Internet site will be assigned to our territory.

Suppliers and Equipment Vendors

   We do not manufacture any of the handsets or network equipment we use in our operations. We purchase our network equipment and handsets pursuant to various Sprint PCS vendor arrangements that provide us with volume discounts. These discounts have significantly reduced the overall capital required to build our network and the costs of handsets to us.

   Under such arrangements, we currently purchase our network equipment from Lucent Technologies, Inc., our handsets directly from Sprint PCS and our accessories from certain other third party vendors.

Seasonality

   Our business is subject to seasonality because the wireless industry is heavily dependent on fourth calendar quarter results. Among other things, the industry relies on higher customer additions and handset sales in the fourth calendar quarter when compared to the other three calendar quarters. A number of factors contribute to this trend, including: the increasing use of retail distribution, which is heavily dependent upon the year-end holiday shopping season; the timing of new product and service announcements and introductions; competitive pricing pressures; and aggressive marketing and promotions. The increased level of activity requires a greater use of our available financial resources during this period.

Employees and Labor Relations

   As of September 30, 2001, we employed 529 full-time employees. None of our employees are represented by a labor union. We believe that we have good relations with our employees.

                            OUR NETWORK OPERATIONS

General

   The effective operation of our portion of the Sprint PCS network requires:

  .  public switched and long distance interconnection;

  .  the implementation of roaming arrangements; and

  .  the development of network monitoring systems.

   We utilize Sprint PCS' Network Operations Control Center for around-the-clock monitoring as well as our own switching centers' capabilities for our network base stations and switches.

   Sprint PCS developed the initial plan for the build-out of our Sprint PCS network. We have further enhanced this plan to provide better coverage for our Sprint PCS territory. Pursuant to our network operations strategy, we have provided PCS to the largest communities in our markets and have covered interstates and primary roads connecting these communities to each other and to the adjacent major markets owned and operated by Sprint PCS.

   As of September 30, 2001, our network consisted of four switches at two switch centers and approximately 719 operating cell sites. A switching center serves several purposes, including routing calls, managing call handoff, managing access to the public telephone network and providing access to voice mail. Ninety-nine percent of our operating cell sites are co-located. Co-location describes the strategy of leasing available space on a tower or cell site owned by another company rather than building and owning the tower or cell site directly.

   Our network connects to the public telephone network through local exchange carriers, which facilitate the origination and termination of traffic between our network and both local exchange and long distance carriers. Through our Sprint PCS management agreements, we have the benefit of Sprint PCS-negotiated interconnection agreements with local exchange carriers.

   We use Sprint and other third party providers for long distance services and for backhaul services. Under our management agreements with Sprint PCS, we are required to use Sprint for long distance services and Sprint provides us with preferred rates for long distance services. Backhaul services are the telecommunications services which other carriers provide to carry our voice traffic from our cell sites to our switching facilities. When we use Sprint for back haul services, we receive the same preferred rates made available to Sprint PCS.

                                  TECHNOLOGY

General

   In 1993, the FCC allocated the 1900 MHz frequency block of the radio spectrum for wireless PCS. Wireless PCS operates at a higher frequency and employs more advanced digital technology than traditional analog cellular telephone service. The enhanced capacity of digital systems, along with enhancements in digital protocols, allows digital-based wireless technologies, whether using wireless PCS or cellular frequencies, to offer new and enhanced services, including greater call privacy and more robust data transmission, such as facsimile, electronic mail and connecting notebook computers with computer/data networks.

   Presently, wireless PCS systems operate under one of three principal air interface protocols: CDMA, time division multiple access (TDMA) or global system for mobile communications (GSM). Wireless PCS operators in the United States now have dual-mode or tri-mode handsets available so that their customers can operate on different networks that employ different protocols.

CDMA Technology

   Sprint PCS' network and its affiliates' networks all use CDMA technology. CDMA technology is fundamental to accomplishing our business objective of providing high volume, high quality airtime at a low cost. We believe that CDMA provides important system performance benefits. CDMA systems offer more powerful error correction, less susceptibility to fading and reduced interference than analog systems. Using enhanced voice coding techniques, CDMA systems achieve voice quality that is comparable to that of the typical wireline telephone. This CDMA vocoder technology also employs adaptive equalization which filters out annoying background noise more effectively than existing wireline, analog cellular or other digital PCS phones. CDMA technology also allows a greater number of calls within one allocated frequency and reuses the entire frequency spectrum in each cell. In addition, CDMA technology combines a constantly changing coding scheme with a low power signal to enhance security and privacy. Vendors are currently developing additional encryption capabilities which will further enhance overall network security. CDMA technology is designed to provide flexible or "soft" capacity that permits a system operator to temporarily increase the number of telephone calls that can be handled within a cell. As a subscriber travels from one cell site to another cell site, the call must be "handed off" to the second cell site. CDMA systems transfer calls throughout the network using a technique referred to as a soft hand-off, which connects a mobile customer's call with a new cell site while maintaining a connection with the cell site currently in use.

   CDMA offers a cost effective migration to the next generation of wireless services. CDMA standards and products currently in place will allow existing CDMA networks to be upgraded in a cost efficient manner to the next generation of wireless technology. We anticipate that this next generation of technology will offer data speeds of up to 144 kilobits per second, voice capacity improvements of over 50% and improved battery life in the handset. It is expected that these services will be deployed in CDMA networks no later than mid-2002. Further standards are being developed for CDMA that will offer data speeds in excess of 2,000 kilo bits per second and additional improvements in voice capacity.

Research and Development

   We currently do not conduct our own research and development. Instead we benefit from Sprint PCS' and our vendors' extensive research and development effort, which provides us with access to new technological products and enhanced service features without significant research and development expenditures of our own.

We have been provided prompt access to any developments produced by Sprint PCS for use in our network. We believe that new features and services will be developed on the Sprint PCS network to take advantage of code division multiple CDMA technology. We may incur additional expenses in modifying our network to provide these additional features and services.

Intellectual Property

   Other than our corporate name, we do not own any intellectual property that is material to our business. "Sprint," the Sprint diamond design logo, "Sprint PCS," "Sprint Personal Communication Services," "The Clear Alternative to Cellular" and "Experience the Clear Alternative to Cellular Today" are service marks registered with the United States Patent and Trademark Office and owned by Sprint, Sprint PCS or their affiliates. Pursuant to our Sprint PCS management agreements, we have the right to use, royalty-free, the Sprint and Sprint PCS brand names and the Sprint diamond design logo and certain other service marks of Sprint in connection with marketing, offering and providing licensed services to end-users and resellers, solely within our Sprint PCS territory.

   Except in certain instances, Sprint PCS has agreed not to grant to any other person a right or license to provide or resell, or act as agent for any person offering, licensed services under the licensed marks in our Sprint PCS territory except as to Sprint PCS' marketing to national accounts and the limited right of resellers of Sprint PCS to inform their customers of handset operation on the Sprint PCS network. In all other instances, Sprint PCS has reserved for itself and its network partners the right to use the licensed marks in providing its services, subject to its exclusivity obligations described above, whether within or without our Sprint PCS territory.

   Our Sprint PCS agreements contain numerous restrictions with respect to the use and modification of any of the licensed marks.

Competition

   Competition in the wireless communications industry is intense. We operate in highly competitive markets. In our Sprint PCS territories, we compete with national and regional cellular, PCS and other wireless providers. We believe that our primary competition is with Verizon Wireless, Cingular, Alltel and AT&T Wireless and its affiliate Triton PCS. These wireless service providers offer services that are generally comparable to our PCS service. Many of our competitors have financial resources and customer bases greater than ours.

   Our ability to compete effectively with these other providers will depend on a number of factors, including:

  . the continued success of CDMA technology in providing better call clarity and quality as compared to analog and cellular systems;

  . our ability to upgrade our networks to accommodate new technologies, including the upgrade to 1XRTT;

  . Sprint PCS' competitive pricing with various options suiting individual customer's calling needs;

  . the continued expansion and improvement of the Sprint PCS nationwide network;

  .  our extensive direct and indirect sales channels;

  .  our centralized Sprint PCS customer care systems; and

  .  our selection of handset options.

   Many of our competitors have access to more licensed spectrum than the 10 MHz licensed to Sprint PCS in our southeast territory. Cellular service providers have licenses covering at least 25 MHz of spectrum, and two competing PCS providers have licenses to use at least 30 MHz in our territory. In addition, certain of our competitors may be able to offer coverage in areas not served by our Sprint PCS network, or, because of their calling volumes or their affiliations with, or ownership of, wireless providers, may be able to offer roaming rates that are lower than those we offer. PCS providers compete with us in providing some or all of the services available through the Sprint PCS network and may provide services that we do not. Additionally, we expect that existing cellular providers, some of whom have been operational for a number of years and have significantly greater financial and technical resources and customer bases than us, will continue to upgrade their systems to provide digital wireless communication services competitive with Sprint PCS.

   We also compete with paging, dispatch and other mobile telecommunications companies in our markets. Potential users of PCS systems may find their communication needs satisfied by other current and developing technologies. One or two-way paging or beeper services that feature voice messaging and data display as well as tone-only service may be adequate for potential customers who do not need immediate two-way voice communications.

   In the future, we expect to face increased competition from entities providing similar services using other communications technologies, including satellite-based telecommunications and wireless cable systems. While some of these technologies and services are currently operational, others are being developed or may be developed in the future.

   Over the past several years the FCC has auctioned and will continue to auction large amounts of wireless spectrum that could be used to compete with Sprint PCS. Based upon increased competition, we anticipate that market prices for two-way wireless voice and data services generally will decline in the future. Our ability to attract and retain customers will depend primarily on:

  . the strength of the Sprint and Sprint PCS brand name, services and features;

  . our ability to upgrade our network to accommodate new technologies, including the upgrade to 1XRTT;

  .  pricing;

  .  the location of our Sprint PCS markets;

  .  the size of our Sprint PCS territory;

  .  national network coverage and reliability; and

  .  customer care.

   Our ability to compete successfully also will depend, in part, on the ability of Sprint, Sprint PCS and us to anticipate and respond to various competitive factors affecting the industry, including:

  .  new services that may be introduced;

  .  changes in consumer preferences;

  .  demographic trends;

  .  economic conditions; and

  .  discount pricing strategies by competitors.

                             SPRINT PCS AGREEMENTS

   The following is a summary of the material terms and provisions of our Sprint PCS agreements and the consent and agreement modifying the Sprint PCS management agreement. The Sprint PCS agreements and consent and agreement have been filed by us as exhibits to certain of our filings with the SEC. We urge you to carefully review the Sprint PCS agreements and the consent and agreement.

Overview of Sprint PCS Relationship and Agreements

   Under our long-term agreements with Sprint PCS, we have the right to exclusively market PCS products and services under the Sprint and Sprint PCS brand names in our territory. The agreements with Sprint PCS require us to interface with the Sprint PCS wireless network by building our PCS network to operate on the 10 MHz of PCS frequencies licensed to Sprint PCS in the 1900 MHz range. The Sprint PCS agreements also give us access to Sprint PCS' equipment discounts, roaming revenue from Sprint PCS customers traveling into our territory, and various other back office services. Our relationship and agreements with Sprint PCS provide strategic advantages, including avoiding the need to fund up-front spectrum acquisition costs and the costs of establishing billing and other customer services infrastructure. The Sprint PCS agreements have an initial term of 20 years with three 10-year renewals which can lengthen the contracts to a total term of 50 years. Our Sprint PCS agreements will automatically renew for the first 10-year renewal period unless we are in material default on our obligations under the agreements. The Sprint PCS agreements will automatically renew for two additional 10-year terms unless we or Sprint PCS provide the other with two years prior written notice to terminate the agreements.

   We have four major agreements with Sprint and Sprint PCS:

  .  the management agreement;

  .  the services agreement;

  .  the trademark and service mark license agreement with Sprint; and

  .  the trademark and service mark license agreement with Sprint PCS.

   In addition, Sprint PCS has entered into a consent and agreement with us that modifies our management agreement for the benefit of the lenders under our senior credit facility.

Management Agreement

   Under our management agreement with Sprint PCS, we have agreed to:

  . construct and manage a network in our territory in compliance with Sprint PCS' PCS licenses and the terms of the management agreement;

  . distribute during the term of the management agreement, Sprint PCS products and services;

  .  use Sprint PCS' and our own distribution channels in our territory;

  .  conduct advertising and promotion activities in our territory; and

  .  manage that portion of Sprint PCS' customer base assigned to its territory.

   Sprint PCS will supervise our PCS network operations and has the right to unconditional access to our PCS network.

   Exclusivity. We are designated as the only person or entity that can manage or operate a PCS network for Sprint PCS in our territory. Sprint PCS and related persons are prohibited from owning, operating, building or managing another wireless mobility communications network in our territory while our management agreement is in place and no event has occurred that would permit the agreement to be terminated. Sprint PCS is permitted under the agreement to make national sales to companies in the covered territories and, as required by the FCC, to permit resale of the Sprint PCS products and services in the covered territory.

   Network build-out. The management agreement specifies the requirements for our network build-out plan. We agreed to cover a specified percentage of the population within each of our 21 Sprint PCS markets by specified dates. We have satisfied these initial network build-out requirements. We have agreed to operate our PCS network, if technically feasible and commercially reasonable, to provide for a seamless handoff of a call initiated in our territory to a neighboring Sprint PCS network. If Sprint PCS decides to expand coverage within our territory, Sprint PCS must provide us with written notice of the proposed expansion. We have 90 days to determine whether we will build out the proposed area. If we do not exercise this right, Sprint PCS can build out the territory or permit another third party to do so. Any new area that Sprint PCS or a third party builds out is removed from our territory.

   Products and services. Our management agreement identifies the products and services that we can offer in our territory. These products and services include, but are not limited to, Sprint PCS consumer and business products and services available as of the date of the agreement, or as modified by Sprint PCS. We may offer non-Sprint PCS products and services in our territory under limited circumstances and with Sprint PCS' concurrence. We may not offer products and services that are confusingly similar to Sprint PCS products and services. We may cross-sell services such as Internet access, customer premises equipment, handsets, and prepaid phone cards with Sprint, Sprint PCS and other Sprint PCS network partners. If we decide to use third parties to provide these services, we must give Sprint PCS an opportunity to provide the services on the same terms and conditions. We cannot offer wireless local loop services specifically designed for the competitive local exchange market in areas where Sprint owns the local exchange carrier without Sprint PCS' consent, unless we name the Sprint-owned local exchange carrier as the exclusive distributor.

   We will participate in the Sprint PCS sales programs for national sales to customers, and will pay the expenses and receive the compensation from national accounts located in our territory. We must use Sprint's long distance service which we can buy at the best prices offered to comparably situated Sprint customers, plus an additional administrative fee. Sprint has a right of last offer to provide backhaul and transport services.

   Service pricing, roaming and fees. We must offer Sprint PCS subscriber pricing plans designated for regional or national offerings. We will receive 92% of collected revenues received by Sprint PCS for Sprint PCS products and services from customers in our territory. This amount excludes roaming revenues, sales of handsets and accessories, proceeds from sales not in the ordinary course of business and amounts collected with respect to taxes. Except in the case of taxes, we will retain 100% of these revenues. Although many Sprint PCS subscribers will purchase a bundled pricing plan that allows roaming anywhere on the Sprint PCS and network partners' networks without incremental roaming charges, we earn roaming revenues from every minute that a Sprint PCS subscriber from outside our territory is carried on our PCS network. These revenues are based on an established per minute rate for Sprint PCS' subscribers roaming in our territory. Similarly, we will pay for every minute subscribers from our territory use the Sprint PCS nationwide network outside our territory. Pursuant to an agreement in principle announced in April 2001, Sprint PCS provided notice of a reduction of the roaming rate to $0.15 per minute of use on June 1, 2001, and to $0.12 per minute of use on October 1, 2001. The details of the agreement in principle with respect to periods after December 31, 2001 have not yet been finalized, but will be not less than $0.10 per minute until after December 31, 2002. The analog roaming rate for subscribers roaming onto a non-Sprint PCS provider's network is set under Sprint PCS' third party roaming agreements.

   Advertising and promotions. Sprint PCS is responsible for all national advertising and promotion of Sprint PCS products and services. We are responsible for advertising and promotion in our territory, including a portion of the cost of any promotion or advertising done by any third party retailers in our territory pursuant to a national cooperative advertising agreement with Sprint PCS. Sprint PCS' service area includes the urban markets around our territory. Sprint PCS will pay for advertising in these markets. Given the proximity of those markets to our markets, we expect considerable spill-over from Sprint PCS' advertising in surrounding urban markets.

   Program requirements. We are required to comply with Sprint PCS' program requirements for technical standards, customer service standards, national and regional distribution and national accounts programs. Sprint PCS can adjust the program requirements from time to time under the conditions provided in the management agreement. We have the right to appeal to Sprint PCS' management adjustments in the program requirements, if the adjustment: (1) causes us to spend more than 5% of the sum of our equity and long term debt, or (2) causes our operating expenses to increase by more than 10% on a net present value basis. If Sprint PCS denies our appeal, we have 10 days after the denial to submit the matter to arbitration. If we do not submit the matter to arbitration within the 10-day period or comply with the program adjustment, Sprint PCS has the termination rights described below.

   Non-competition. We may not offer Sprint PCS products and services outside our territory without the prior written approval of Sprint PCS. Within our territory, we may offer, market or promote telecommunications products and services only under the Sprint PCS brands, our own brands, brands of related parties or other products and services approved under the management agreement, except that no brand of a significant competitor of Sprint PCS or its related parties may be used for those products and services. To the extent we obtain licenses to provide PCS services outside our territory, we may not use the spectrum to offer Sprint PCS products and services without prior written consent from Sprint PCS.

   Inability to use non-Sprint PCS brand. We may not market, promote, advertise, distribute, lease or sell any of the Sprint PCS products and services on a non-branded, "private label" basis or under any brand, trademark or trade name other than the Sprint PCS brand, except for sales to resellers approved by Sprint PCS or required by law or as otherwise permitted under the trademark and service mark license agreements.

   Rights of first refusal. Sprint PCS has certain rights of first refusal to buy our assets upon a proposed sale of all or substantially all of our assets.

   Termination of management agreement. Our management agreement can be terminated as a result of:

  .  termination of Sprint PCS' PCS licenses in our territory;

  . we or our related parties fail to make any payment due under the Sprint PCS agreements;

  .  any other uncured breach under the management agreement;

  .  our bankruptcy;

  . subject to the limitations in the management agreement, the management agreement does not comply with any applicable law in any material respect; or

  .  the termination of a trademark and service mark license agreement.

   The termination or non-renewal of the management agreement triggers certain of our rights and those of Sprint PCS.

   If we have the right to terminate our management agreement because of an event of termination caused by Sprint PCS, generally we may:

  . require Sprint PCS to purchase all of our operating assets used in connection with our Sprint PCS network for an amount equal to at least 88% of our entire business value as defined below (unless Sprint PCS becomes the licensee for 20 MHz of spectrum in our territory, in which case, 80% of our entire business value);

  . if Sprint PCS is the licensee for 20 MHz or more of the spectrum on the date we terminate the management agreement, require Sprint PCS to sell to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS or
     (2) 9% of our entire business value; or

  . sue Sprint PCS for damages or submit the matter to arbitration and thereby not terminate the related management agreement.

   If Sprint PCS has the right to terminate our management agreement because of an event of termination caused by us, generally Sprint PCS may:


  . require us to sell our operating assets to Sprint PCS for an amount equal to 72% of our entire business value;

  . require us to purchase, subject to governmental approval, the licensed spectrum in our territory for an amount equal to the greater of (1) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS or (2) 10% of our entire business value;

  . take any action as Sprint PCS deems necessary to cure our breach of our management agreement, including assuming responsibility for, and operating, our Sprint PCS network; or

  . sue us for damages or submit the matter to arbitration and thereby not terminate our management agreement.

   Non-renewal. If Sprint PCS gives us timely notice that it does not intend to renew our management agreement, we may:

  . require Sprint PCS to purchase all of our operating assets used in connection with our PCS network for an amount equal to at least 88% of our entire business value (unless Sprint PCS becomes the licensee for 20 MHz of spectrum in our territory, in which case, 80% of our entire business value); or

  . if Sprint PCS is the licensee for 20 MHz or more of the spectrum on the date the management agreement is terminated, require Sprint PCS to assign to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS or
     (2) 10% of our entire business value.

   If we give Sprint PCS timely notice of non-renewal of our management agreement, or both we and Sprint PCS give notice of non-renewal, or our management agreement can be terminated for failure to comply with legal requirements or regulatory considerations, Sprint PCS may:

  . purchase all of our operating assets for an amount equal to 80% of our entire business value; or

  . require us to purchase, subject to governmental approval, the licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS or (2) 10% of our entire business value.

   Determination of Entire Business Value. If the entire business value is to be determined, we and Sprint PCS will each select one independent appraiser and the two appraisers will select a third appraiser. The three appraisers will determine the entire business value on a going concern basis using the following guidelines:

  . the entire business value is based on the price a willing buyer would pay a willing seller for the entire on-going business;

  . then-current customary means of valuing a wireless telecommunications business will be used;

  . the business is conducted under the Sprint and Sprint PCS brands and the related Sprint PCS agreements;

  . that we own the spectrum and frequencies presently owned by Sprint PCS and subject to our Sprint PCS agreements; and

  . the valuation will not include any value for businesses not directly related to the Sprint PCS products and services, and such businesses will not be included in the sale.

   The rights and remedies of Sprint PCS outlined in our management agreement resulting from an event of termination of the management agreement have been materially amended by the consent and agreement as discussed below. However, at such time that there is no outstanding debt under the consent and agreement, such amendments to the rights and remedies of Sprint PCS reflected in the consent and agreement will not be in effect.

   Insurance. We are required to obtain and maintain with financially reputable insurers, who are licensed to do business in all jurisdictions where any work is performed under our management agreement and who are reasonably acceptable to Sprint PCS, workers' compensation insurance, commercial general liability insurance, business automobile insurance, umbrella excess liability insurance and "all risk" property insurance.

   Indemnification. We have agreed to indemnify Sprint PCS and its directors, employees and agents and related parties of Sprint PCS and their directors, employees and agents against any and all claims against any of the foregoing arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in our management agreement or any other agreement between us or our related parties and Sprint PCS, our ownership of the operating assets or the actions or the failure to act of anyone employed or hired by us in the performance of any work under our management agreement, except we will not indemnify Sprint PCS for any claims arising solely from the negligence or willful misconduct of Sprint PCS. Sprint PCS has agreed to indemnify our directors, employees and agents against all claims against any of the foregoing arising from Sprint PCS' violation of any law and from Sprint PCS' breach of any representation, warranty or covenant contained in our management agreement or any other agreement between Sprint PCS and its related parties and us or our related parties, except Sprint PCS will not indemnify us for any claims arising solely from our negligence or willful misconduct.

Services Agreement

   The services agreement outlines various back office services provided by Sprint PCS and available to us at established rates. Sprint PCS can change any or all of the service rates one time in each 12-month period. Available services include: billing, customer care, activation, credit checks, handset logistics, home locator record, voice mail, prepaid services, directory assistance, operator services, roaming fees, roaming clearinghouse fees, interconnect fees and inter-service area fees. Sprint PCS may contract with third parties to provide expertise and services identical or similar to those to be made available or provided to us. We have agreed not to use the services received under our services agreement in connection with any other business or outside our territory. We may discontinue use of selected services upon three months' prior written notice, provided that certain services many be terminated only with a group of other selected services. Sprint PCS may discontinue a service upon nine months' prior written notice. The services agreement automatically terminates upon termination of the management agreement. The services agreement may not be terminated for any reason other than the termination of the management agreement.

   We and Sprint PCS have each agreed to indemnify each other as well as officers, directors, employees and certain other related parties and their officers, directors and employees for violations of law or the services agreement except for any liabilities resulting from the indemnitee's negligence or willful misconduct. The services agreement also provides that no party to the agreement will be liable to the other party for special, indirect, incidental, exemplary, consequential or punitive damages, or loss of profits arising from the relationship of the parties or the conduct of business under, or breach of, the services agreement except as may otherwise be required by the indemnification provisions.

Trademark and Service Mark License Agreements

   We have non-transferable, royalty-free licenses to use the Sprint and Sprint PCS brand names and "diamond" symbol, and several other U.S. trademarks and service marks such as "The Clear Alternative to Cellular" and "Clear Across the Nation" on Sprint PCS products and services. Our use of the licensed marks is subject to our adherence to quality standards determined by Sprint and Sprint PCS and use of the licensed marks in a manner which would not reflect adversely on the image of quality symbolized by the licensed marks. We have agreed to promptly notify Sprint and Sprint PCS of any infringement of any of the licensed marks within our territory of which we become aware and to provide assistance to Sprint and Sprint PCS in connection with Sprint's and Sprint PCS' enforcement of their respective rights. We have agreed with Sprint and Sprint PCS to indemnify each other for losses incurred in connection with a material breach of the trademark license agreements. In addition, we have agreed to indemnify Sprint and Sprint PCS from any loss suffered by reason of our use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint or Sprint PCS products and services other than losses arising solely out of our use of the licensed marks in compliance with certain guidelines.

   Sprint and Sprint PCS can terminate the trademark and service mark license agreements if we file for bankruptcy, materially breach the agreement or our management agreement is terminated. We can terminate our trademark and service mark license agreements upon Sprint's or Sprint PCS' abandonment of the licensed marks or if Sprint or Sprint PCS files for bankruptcy, or our management agreement is terminated.

Consent and Agreement in Connection with our Senior Credit Facility

   Sprint PCS has entered into a consent and agreement with the administrative agent under our senior credit facility, which we have acknowledged, that modifies Sprint PCS' rights and remedies under our management agreement for the benefit of the senior lenders and any refinancing of our senior credit facility. Lehman Brothers Commercial Paper, Inc., a subsidiary of Lehman Brothers, Inc., is the administrative agent under our senior credit facility.

   The consent generally provides, among other things, the following:

  . Sprint PCS' consent to the pledge of our subsidiary stock and the grant of a security interest in all of our assets including our Sprint PCS agreements;

  . that our Sprint PCS agreements may not be terminated by Sprint PCS until our senior credit facility is satisfied in full pursuant to the terms of the consent, unless our stock or assets are sold to a purchaser who does not continue to operate our business as a Sprint PCS network, which sale requires the approval of the administrative agent;

  .  a prohibition on competing Sprint PCS networks in our territory;

  .  for Sprint PCS to maintain 10 MHz of PCS spectrum in all of our markets;

  . for redirection of payments from Sprint PCS to the administrative agent under specified circumstances;

  . for Sprint PCS and the administrative agent to provide to each other notices of default;

  . the ability to appoint an interim replacement, including Sprint PCS, to operate our PCS network under our Sprint PCS agreements after an acceleration of our senior credit facility or an event of termination under our Sprint PCS agreements;

  . the ability of the administrative agent or Sprint PCS to assign the Sprint PCS agreements and sell our assets to a qualified purchaser other than a major competitor of Sprint PCS or Sprint;

  . the ability to purchase spectrum from Sprint PCS and sell our assets to any qualified purchaser; and

  .  the ability of Sprint PCS to purchase our assets or debt.

   Consent to security interest and pledge of stock. Sprint PCS has consented to the grant of the following:

  . a first priority security interest in all of our assets including our Sprint PCS agreements;

  . a lien upon all of our assets and property including our rights under our Sprint PCS agreements; and

  . a first priority security interest in the capital stock and equity interests of our subsidiaries and future subsidiaries.

   Sprint PCS has agreed to acknowledge the grant of these security interests and to waive its right to challenge or contest the validity of the interests.

   Agreement not to terminate Sprint PCS agreements until the obligations under financings are repaid. Sprint PCS has agreed not to exercise its rights or remedies under the Sprint PCS agreements, except its right to cure certain defaults, including its right to terminate the Sprint PCS agreements and withhold payments, other than rights of setoff, until the senior credit facility is satisfied in full pursuant to the terms of the consent. Sprint PCS has agreed that until our senior credit facility is satisfied in full, the failure of a party related to us to pay any amount under any agreement with Sprint PCS, other than the Sprint PCS agreements, or its related parties will not constitute a breach of our Sprint PCS agreements.

   No competition until obligations under the senior credit facility is repaid. Sprint PCS has agreed that it will not permit any person other than us, or a successor manager to be a manager or operator for Sprint PCS in our territory, until our senior credit facility is satisfied in full pursuant to the terms of our consent. Consistent with the management agreement, while the senior credit facility is outstanding, Sprint PCS can sell PCS services through its national accounts, permit resellers (for which we have chosen not to exercise our rights of first refusal) and build new geographical areas within our territory. Similarly, Sprint PCS has agreed that it will not own, operate, build or manage another wireless mobility communications network in our territory unless it is permitted under the management agreement or the management agreement is terminated in accordance with the consent, and the senior credit facility is satisfied in full pursuant to the terms of the consent.

   Maintain 10 MHz of spectrum. Sprint PCS has agreed to own at least 10 MHz of PCS spectrum in our territory until the first of the following events occurs:

  . our obligations under the senior credit facility are satisfied in full pursuant to the terms of our consent;

  .  the sale of spectrum is completed under the consent, as discussed below;

  . the sale of operating assets is completed under the consent, as discussed below; or

  .  the termination of our management agreement.

   Restrictions on assignment and change of control do not apply to lenders and the administrative agent. Sprint PCS has agreed not to apply the restrictions on assignment of the Sprint PCS agreements and changes in control of our ownership to the lenders under the senior credit facility or the administrative agent. The assignment and change of control provisions in the Sprint PCS agreements will apply if the assignment or change of control is to someone other than the administrative agent or a lender under the senior credit facility, or is not permitted under the consent.

   Redirection of payments from Sprint PCS to the administrative agent. Sprint PCS has agreed to make all payments due from Sprint PCS to us under the Sprint PCS agreements directly to the administrative agent if the administrative agent provides Sprint PCS with notice that an event of default has occurred and is continuing under the senior credit facility. Payments to the administrative agent would cease upon the cure of the event of default.

   Notice of defaults. Sprint PCS has agreed to provide to the administrative agent a copy of any written notice it sends to us regarding an event of termination or an event that if not cured, or if notice is provided, would be an event of termination under our Sprint PCS agreements. Sprint PCS also has acknowledged that notice of an event of termination under the Sprint PCS agreements constitutes an event of default under the senior credit facility. The administrative agent is required to provide Sprint PCS a copy of any written notice sent to us regarding an event of default or default under the senior credit facility instruments.

   Right to cure. Sprint PCS and the administrative agent have the right, but not the obligation, to cure a default under the Sprint PCS agreements. During the first six months as interim managers Sprint PCS' right to reimbursement of any expenses incurred in connection with the cure are subordinated to the satisfaction in full, pursuant to the terms of the consent, of the obligations under the senior credit facility.

   Modification of termination rights. The consent modifies the rights and remedies under the management agreement provided in an event of termination and grants the provider of the senior credit facility certain rights in the event of a default under the instruments governing the senior credit facility. The rights and remedies of the administrative agent under the senior credit facility vary based on whether we have:

  . defaulted under our debt obligations but no event of termination has occurred under our management agreement; or

  .  breached our management agreement.

   The consent generally permits the appointment of a person to run our business under our Sprint PCS agreements on an interim basis and establish a process for sale of our business. The person designated to operate our business on an interim basis is permitted to collect a reasonable management fee. If Sprint PCS or a related party is the interim operator, the amount of the fee is not to exceed the amount of direct expenses of its employees to operate our business plus out-of-pocket expenses. Sprint PCS will collect its fee by setoff against the amounts owed to us under our Sprint PCS agreements with them. In the event of an acceleration of obligations under the senior credit facility and for up to two years thereafter, Sprint PCS shall retain only one-half of the 8% of collected revenues that it would otherwise be entitled to retain under our Sprint PCS agreements. Sprint PCS may retain the full 8% after the second anniversary of the date of acceleration if Sprint PCS has not been appointed to run our business on an interim basis or earlier if our business is sold to a third party. We or the administrative agent will be entitled to receive the remaining one-half of the collected revenues that Sprint PCS would otherwise have retained. The amount advanced to us or the administrative agent is to be evidenced by an interest-bearing promissory note. The promissory note will mature on the earlier of (1) the date a successor manager is qualified and assumes our rights and obligations under our Sprint PCS agreements or (2) the date on which our operating assets or equity are purchased by a third party.

   Default under the senior credit facility without a management agreement breach. If we default on our obligations under our senior credit facility and there is no default under our management agreement with Sprint PCS, Sprint PCS has agreed to permit the administrative agent to elect to take any of the following actions:

  . allow us to continue to operate our business under our Sprint PCS agreements;

  .  appoint Sprint PCS to operate our business on an interim basis; or

  . appoint a person other than Sprint PCS to operate our business on an interim basis.

   Appointment of Sprint PCS or third party designee by administrative agent to operate business. If the administrative agent appoints Sprint PCS to operate our business, Sprint PCS must accept the appointment within 14 days or designate another person to operate our business who also is an affiliate of Sprint PCS or is acceptable to the administrative agent. Sprint PCS or its designated person must agree to operate the business for up to six months. At the end of the six months, the period may be extended by the administrative agent for an additional six months or an additional 12 months if the aggregate population served by all of Sprint PCS' affiliates is less than 40 million. If the term is extended beyond the initial six-month period, the administrative agent will be required to reimburse Sprint PCS or its designated person for amounts previously expended and to be incurred as interim manager to cure a default up to an aggregate amount that is equal to 5% of the sum of our stockholders' equity value plus the outstanding amount of our long term debt. Sprint PCS or its designated person is not required to incur expenses beyond this 5% limit. At the end of the initial six-month interim term, the administrative agent has the right to appoint our successor subject to the requirements described below.

   Appointment of third party by administrative agent to operate business. If the administrative agent appoints a person other than Sprint PCS to operate our business on an interim basis, the third party must:

  . agree to serve for six months unless terminated by Sprint PCS or the administrative agent for cause;

  . meet the requirements for a successor to an affiliate and not be challenged by Sprint PCS for failing to meet these requirements within 20 days after the administrative agent provides Sprint PCS with information on the third party; and

  .  agree to comply with the terms of the Sprint PCS agreements.

   The third party is required to operate the Sprint PCS network in our territory but is not required to assume our existing liabilities. If the third party materially breaches our Sprint PCS agreements, this breach will be treated as an event of default under our management agreement with Sprint PCS.

   Management agreement breach. If we breach our Sprint PCS agreements and such breach causes a default under our senior credit facility, Sprint PCS has the right to designate who will operate our business on an interim basis. Sprint PCS has the right to:

  . allow us to continue to operate our business under our Sprint PCS agreements if approved by the administrative agent;

  .  operate our business on an interim basis; or

  . appoint a person other than Sprint PCS that is acceptable to the administrative agent, which acceptance cannot be unreasonably withheld and must be given for another Sprint PCS affiliate, to operate our business on an interim basis.

   When a debt default is caused by a breach of our management agreement with Sprint PCS, the administrative agent only has a right to designate who will operate our business on an interim basis if Sprint PCS elects not to operate such business or designate a third party to operate our business on an interim basis.

   Election of Sprint PCS to serve as interim manager or designate a third party to operate business. If Sprint PCS elects to operate our business on an interim basis or designate a third party to operate our business on an interim basis, Sprint PCS or the third party may operate our business for up to six months at the discretion of Sprint PCS. At the end of the six months, the period may be extended for an additional six months or an additional 12 months if the aggregate population served by us and all other affiliates of Sprint PCS is less than 40 million. If the term is extended beyond the initial six-month period, the administrative agent will be required to reimburse Sprint PCS or its third party designee for amounts previously expended and to be incurred as interim manager to cure a default up to an aggregate amount that is equal to 5% of the sum of our stockholder's equity value plus the outstanding amount of our long term debt. Sprint PCS or its third party designee is not required to incur expenses beyond this 5% limit. At the end of the initial six-month interim term, Sprint PCS, subject to the approval of the administrative agent, has the right to appoint a successor interim manager to operate our business.

   Appointment of third party by administrative agent to operate business. If Sprint PCS gives the administrative agent notice of a breach of our management agreement, the debt repayment is accelerated, and

Sprint PCS does not agree to operate our business or is unable to find a designee, the administrative agent may designate a third party to operate our business. The administrative agent has this same right if Sprint PCS or the third party designated by Sprint PCS resigns and is not replaced within 30 days. The third party selected by the administrative agent must:

  . agree to serve for six months unless terminated earlier by Sprint PCS for cause by the administrative agent in its discretion;

  . meet the requirements for a successor to an affiliate and not be challenged by Sprint PCS for failing to meet the requirements within 20 days after the administrative agent provides Sprint PCS with information on the third party; and

  .  agree to comply with the terms of our Sprint PCS agreements.

   The third party may continue to operate the business after the six month period at the administrative agent's discretion, so long as the third party continues to satisfy the requirements to be a successor to an affiliate. The third party is required to operate the Sprint PCS network in our territory, but is not required to assume our existing liabilities.

   Purchase and sale of operating assets. The consent establishes a process for the sale of our operating assets in the event of a default and acceleration under the senior credit facility. Our stockholders have approved the sale of our operating assets pursuant to the terms of our consent.

   Sprint PCS' right to purchase on acceleration of amounts outstanding under the senior credit facility. Subject to the requirements of applicable law, Sprint PCS has the right to purchase our operating assets upon notice of an acceleration of the senior credit facility under the following terms:

  . in addition to the purchase price requirements of the management agreement, the purchase price must include the payment or assumption in full, pursuant to the terms of the consent, of the senior credit facility;

  . Sprint PCS must notify the administrative agent of its intention to exercise the purchase right within 60 days of receipt of the notice of acceleration;

  . the administrative agent is prohibited for a period of at least 120 days after the acceleration or until Sprint PCS rescinds its intention to purchase from enforcing its security interest if Sprint PCS has given notice of its intention to exercise the purchase right;

  . if we receive a written offer that is acceptable to us to purchase our operating assets within a specified period after the acceleration, Sprint PCS has the right to purchase our operating assets on terms and conditions at least as favorable to us as the offer we receive. Sprint PCS must agree to purchase the operating assets within 14 business days of its receipt of the offer, on acceptable conditions, and in an amount of time acceptable to us; and

  . upon completion of the sale to Sprint PCS, the administrative agent must release the security interests upon satisfaction in full pursuant to the terms of the consent of the obligations under the senior credit facility.

   If the administrative agent acquires our operating assets, Sprint PCS has the right for 60 days to notify the administrative agent that it wants to purchase our operating assets for an amount not less than the sum of the aggregate amount paid by the lenders under the senior credit facility for the operating assets plus an aggregate amount sufficient to satisfy in full the obligations under the senior credit facility pursuant to the terms of our consent. If Sprint PCS purchases our operating assets under these provisions, the administrative agent must release the security interests securing the senior credit facility.

   If the administrative agent receives an offer to purchase our operating assets, Sprint PCS has the right to purchase our operating assets on terms and conditions at least as favorable as the terms and conditions in the proposed offer within 14 days of Sprint PCS' receipt of notice of the offer, and so long as the conditions of Sprint PCS' offer and the amount of time to complete the purchase is acceptable to the administrative agent.

   Sale of operating assets to third parties. If Sprint PCS does not purchase the operating assets following an acceleration of the obligations under the senior credit facility, the administrative agent may sell our operating assets. Subject to the requirements of applicable law, the administrative agent has two options:

  . to sell the assets to an entity that meets the requirements to be a successor under our Sprint PCS agreements; or

  .  to sell the assets to any third party, subject to specified conditions.

   Sale of assets to qualified successor. Subject to the requirements of applicable law, the administrative agent may sell our operating assets and assign the agreements to entities that meet the following requirements to succeed us:

  . the person has not materially breached a material agreement with Sprint PCS or its related parties that has resulted in the exercise of a termination right or in the initiation of judicial or arbitration proceedings during the past three years;

  .  the person is not named by Sprint PCS as a prohibited successor;

  . the person has reasonably demonstrated its credit worthiness and can demonstrate the ability to service the indebtedness and meet the requirements of the build-out plan; and

  .  the person agrees to be bound by our Sprint PCS agreements.

   The administrative agent is required to provide Sprint PCS with information necessary to determine if a buyer meets the requirements to succeed us. Sprint PCS has 20 days after its receipt of this information to object to the qualifications of the buyer to succeed us. If Sprint PCS does not object to the buyer's qualifications, subject to the requirements of applicable law, the buyer can purchase the assets and assume our rights and responsibilities under our Sprint PCS agreements. The consent will remain in full force and effect for the benefit of the buyer and its lenders. The buyer also has a period to cure any defaults under the Sprint PCS agreements.

   Sale of assets to non-successor. Subject to the requirements of applicable law, the administrative agent may sell our assets to a party that does not meet the requirements to succeed us. If such a sale is made:

  .  Sprint PCS may terminate our Sprint PCS agreements;

  . the buyer may purchase from Sprint PCS 5, 7.5 or 10 MHz of the PCS spectrum licensed to Sprint PCS in our territory under specified terms;

  . if the buyer controls, is controlled by or is under common control with an entity that owns a license to provide wireless service to at least 50% of the population in a basic trading area where the buyer proposes to purchase the spectrum from Sprint PCS, the buyer may only buy 5MHz of spectrum;

  . the price to purchase the spectrum is equal to the sum of the original cost of the license to Sprint PCS pro rated on a population and a spectrum basis, plus the cost paid by Sprint PCS for microwave clearing in the spectrum ultimately acquired by the buyer of our assets and the amount of carrying costs attributable to the license and microwave clearing costs from the date of the consent until the closing of the sale, based on a rate of 12% per annum;

  . the buyer will receive from Sprint PCS the customers with the Mobile Identification Number ("MIN") assigned to the market area covered by the purchased spectrum except for customers of national accounts and resellers;

  . with limited exceptions, Sprint PCS will not solicit for six months the customers transferred to the buyer with the MIN assigned to the market area;

  . the buyer and Sprint PCS will enter into a mutual roaming agreement with prices equal to the lesser of the most favored pricing provided by buyer to third parties roaming in the geographic area and the national average paid by Sprint PCS to third parties; and

  . Sprint PCS will have the right to resell the buyer's wireless services at most favored nations pricing.

   Right to purchase debt obligations. Following an acceleration under the senior credit facility and until the 60-day anniversary of the filing of a petition of bankruptcy, Sprint PCS has the right to purchase our obligations under the senior credit facility at a purchase price equal to the amount of the obligations other than interest accrued and fees and expenses that are deemed to be unreasonable.

   Modification and amendment of consent. If Sprint PCS modifies or amends the form of consent and agreement it enters into with a lender to another Sprint PCS affiliate that serves an area with population exceeding 5.0 million, then Sprint PCS agrees to give the administrative agent written notice of the amendments and to amend the consent in the same manner at the administrative agent's request; provided, however, that Sprint PCS is not required to amend the consent to:

  . incorporate selected changes designated by the administrative agent unless Sprint PCS consents to making only the selected changes; or

  . incorporate changes made for the benefit of a lender because of circumstances related to a particular Sprint PCS affiliate other than us.

   The following circumstances would not be considered related to a particular Sprint PCS affiliate and, subject to the provisions described in the preceding sentence, could result in amendment of the consent (if the 5.0 million population threshold is met as described above):

  .  any form of recourse to Sprint PCS or similar form of credit enhancement;

  . any change in Sprint PCS's right to purchase our operating assets or capital stock under the management agreement or Sprint PCS's right to purchase the obligations under the senior credit facility;

  . any change to our right or the right of the administrative agent or the lenders under the senior credit facility to sell the collateral or purchase spectrum from Sprint PCS;

  . any change in the ownership status, terms of usage or the amount of spectrum that we may purchase from Sprint PCS;

  . any material change in the flow of certain revenues between Sprint PCS and us;

  . any changes to the obligations required to be assumed by, or qualifications for, or appointment of, anyone other than us who can be appointed to operate our business on an interim basis under our management agreement or purchase our business and continue to operate under our management agreement;

  . any changes to the consent and agreement terms on confidentiality, non-compete or eligible buyers of the business;

  .  any clarifications of FCC compliance issues;

  .  any issuance of legal opinions; and

  .  any changes to the requirements described in this section.

   Termination of consent. The consent will terminate upon the first to occur of:

  . repayment in full of all obligations under the senior credit facility and termination of the senior credit facility; and

  .  termination of our Sprint PCS agreements.

            REGULATION OF THE WIRELESS TELECOMMUNICATIONS INDUSTRY

Federal Regulation

   Federal Communications Commission Regulation. The FCC regulates the licensing, construction, operation, acquisition and interconnection arrangements of wireless telecommunications systems in the United States. Specifically, we are subject to radio license regulation under Title III of the Communications Act, as amended, as well as common carrier regulation under Title II of the Communications Act, as amended. In addition, our operations are subject to regulation as commercial mobile radio services, commonly referred to as CMRS, and to service-specific personal communications service regulations.

   The FCC has promulgated, and is in the process of promulgating and revising, a series of rules, regulations and policies that affect our operations. Penalties for violating the FCC's rules and policies can range from monetary forfeitures to license revocation or nonrenewal of licenses. The FCC Title II regulations applicable to our wireless operations include, among other things:

  . requirements and standards, discussed further below, for the interconnection of PCS networks with other wireless and wireline carriers;

  . requirements to provide service upon reasonable request and prohibitions on unjust or unreasonable discrimination by carriers between similarly situated customers and the charging of unreasonable or unjust rates; and

  . requirements to pay access charges, universal service funding (as discussed below), and other regulatory and non-regulatory fees and charges.

   We do not hold any radio licenses, but rather operate using spectrum licensed to Sprint PCS under the Sprint PCS management agreements. Nonetheless, we are subject to, or impacted by, a number of additional regulations and requirements under Title III of the Communications Act, as amended. These requirements include, among other things:

  . requirements in most cases to obtain prior consent before the assignment and/or transfer of control of a PCS license, as discussed below;

  . limitations on the extent of non-U.S. ownership of radio licenses and the qualifications of holders of radio licenses; and

  . requirements for compliance of antenna sites with the National Environmental Policy Act of 1969, including restrictions on emissions of radio frequency radiation, as well as requirements on the marking and lighting of antenna structures, and related notifications to the Federal Aviation Administration, for certain antenna sites.

   Furthermore, our operations are also subject to CMRS and service specific regulation by the FCC. CMRS regulations include, among other things:

  . limitations on having attributable interests (usually 20% or greater) in broadband PCS, cellular and specialized mobile radio service, or SMR, spectrum totaling more than 55 MHz in a given market (these limitations will expire on January 1, 2003);

  . requirements for carriers to provide access to 9-1-1 services from mobile handsets, including handsets of users who are not subscribers of such carrier, and for the network to provide enhanced location and other mobile identification information to public safety answering points, as discussed below;

  . requirements to comply with the Communications Assistance to Law Enforcement Act, commonly known as CALEA, including the dedication of capacity and provision of access points for law enforcement agencies to facilitate wiretaps and intercepts with valid authority; and

  . rules requiring implementation by November 24, 2002 of local number portability, including the ability to deliver calls from the company's networks to ported numbers anywhere in the country, and to contribute to the Local Number Portability Fund.

   The FCC has divided the 120 MHz of spectrum allocated to broadband PCS into six frequency blocks, A through F. Through Sprint PCS, we operate under blocks B, D and E. PCS specific regulations that affect our operations include, among other things:

  . presumptions regarding the grant or denial of PCS license renewals, as discussed below;

  . rules governing the height, power and physical emissions characteristics of PCS transmitters;

  . rules, discussed further below, requiring service providers to meet specific coverage benchmarks by the end of the fifth year from being licensed;

  . rules to allow broadband PCS licensees to partition their market areas and/or to disaggregate their assigned spectrum and to transfer partial market areas or spectrum assignments to eligible third parties;

  . prohibitions on a provider's restriction of resale, which will expire November 24, 2002 unless the FCC extends them, although these prohibitions apply to services and not to equipment such as handsets, whether alone or in bundled packages; and

  . rules requiring PCS providers to relocate, or otherwise compensate, incumbent microwave users (or share in the relocation costs, if the microwave user has already relocated) in the band if the deployment of PCS would interfere with the microwave user's system.

Interconnection

   The FCC has the authority to order interconnection between CMRS providers (which includes us) and any other common carrier. The FCC has ordered local exchange carriers to provide reciprocal compensation to CMRS providers for the termination of traffic. Under these new rules, we benefit from interconnection agreements negotiated by Sprint PCS for our network with Qwest, SBC, GTE and several smaller independent local exchange carriers. Interconnection agreements are negotiated on a statewide basis. If an agreement cannot be reached, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval.

Universal Service Requirements

   The FCC and the states are required to establish a universal service program to ensure that affordable, quality telecommunications services are available to all residents of the United States of America. Sprint PCS is required to contribute to the federal universal service program as well as existing state programs. The FCC has determined that the contribution to the federal universal service program is a variable percentage of interstate end-user telecommunications revenues and was approximately 6.9% for the third and fourth quarters of 2001. Although many states are likely to adopt a similar assessment methodology for intrastate revenues, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules. At the present time it is not possible to predict the extent of the our total federal and state universal service assessments or our ability to recover costs associated with the universal service fund.

Transfers, Assignments and Control of PCS Licenses

   The FCC must give prior approval to the assignment of, or transfers involving, substantial changes in ownership or control of a PCS license. Non-controlling interests in an entity that holds a PCS license or operates PCS networks generally may be bought or sold without prior FCC approval. In addition, the FCC requires only post-consummation notification of certain pro forma assignments or transfers of control.

   An integral element of these rules is that the FCC also requires licensees to maintain a certain degree of control over their licenses. The Sprint PCS agreements reflect an alliance that the parties believe meets the FCC requirements for licensee control of licensed spectrum. If the FCC were to determine that the Sprint PCS agreements need to be modified to increase the level of licensee control, we have agreed with Sprint PCS under the terms of our Sprint PCS agreements to use our best efforts to modify the agreements as necessary to cause the agreements to comply with applicable law and to preserve to the extent possible the economic arrangements set forth in the agreements. If the agreements cannot be modified, the agreements may be terminated pursuant to their terms. In addition to revoking the licenses, the FCC could also impose monetary penalties on us.

Enhanced 911

   In June 1996, the FCC adopted rules requiring broadband PCS and other CMRS providers to implement enhanced emergency 911 capabilities by October 1, 2001 to requesting public safety answering points. Sprint PCS has obtained a waiver of the enhanced emergency 911 capability requirements on a modified deployment plan that would provide for completing emergency 911 deployment by 2005.

Communications Assistance for Law Enforcement Act

   CALEA was enacted in 1994 to preserve electronic surveillance capabilities by law enforcement officials in the face of rapidly changing telecommunications technology. CALEA requires telecommunications carriers, including us, to modify their equipment, facilities, and services to allow for authorized electronic surveillance based on either industry or FCC standards. In 1997, industry standard-setting organizations developed interim standards for wireline, cellular, and broadband PCS carriers to comply with CALEA. In August 1999, the FCC supplemented the interim industry standards with additional standards. For interim industry standards, the deadline for compliance was June 30, 2000, and for the additional standards established by the FCC, the deadline was September 30, 2001. In a recent Order, the FCC extended the September 30, 2001 compliance date for wireline, cellular and broadband PCS carriers for implementation of a packet-mode communications electronic surveillance capability; pursuant to this decision, these carriers were given until November 19, 2001 to come into compliance or to seek an individual extension from the FCC. The FCC also suspended the September 30, 2001 compliance date for these carriers with respect to implementation of Department of Justice/Federal Bureau of Investigation "punch-list" electronic surveillance capabilities and will establish a new compliance deadline in the near future.

   Due to required hardware changes that have not yet been developed and implemented by switch manufacturers, we joined with Sprint PCS to request an extension of time for compliance with CALEA requirements. We may be granted extensions for compliance, or we may be subject to penalties if we fail to comply, including being assessed fines or having conditions imposed on the licenses in our markets.

PCS License Renewal

   PCS licensees can renew their licenses for additional 10 year terms. PCS renewal applications are not subject to auctions. However, under the FCC's rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing. The FCC's rules afford PCS renewal applicants involved in comparative renewal hearings with a "renewal expectancy." The renewal expectancy is the most important comparative factor in a comparative renewal hearing and is applicable if the PCS renewal applicant has:

  .  provided "substantial service" during its license term; and

  .  substantially complied with all applicable laws and FCC rules and policies.

   The FCC's rules define "substantial service" in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal.

Build-Out Conditions of PCS Licenses

   All PCS licenses are granted for 10-year terms conditioned upon timely compliance with the FCC's build-out requirements. Pursuant to the FCC's build-out requirements, all 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population within 5 years and to two-thirds of the population within 10 years, and all 10 MHz broadband PCS licensees must construct facilities that offer coverage to at least one-quarter of the population within 5 years or make a showing of "substantial service" within that 5 year period. Rule violations could result in license cancellation or revocation.

Other Federal Regulations

   Wireless systems, which we use in the provision of services, must comply with certain FCC and FAA regulations regarding the siting, lighting and construction of transmitter towers and antennas. The FCC also requires that aggregate radio wave emissions from every site location meet certain standards. Although we believe that our existing network meets these standards, a site audit may reveal the need to reduce or modify emissions at one or more sites. This would increase our costs and could have a material adverse affect on our operations. In addition, these regulations will also affect site selection for new network build-outs and may increase the costs of improving our network. The increased costs and delays from these regulations may have a material adverse affect on our operations. In addition, the FCC's decision to license a proposed tower may be subject to environmental review pursuant to the National Environmental Policy Act of 1969, or NEPA, which requires federal agencies to evaluate the environmental impacts of their decisions under certain circumstances. FCC regulations implementing NEPA place responsibility on each applicant to investigate any potential environmental effects, including health effects relating to radio frequency emissions, of a proposed operation and to disclose any significant effects on the environment to the agency prior to commencing construction. In the event that the FCC determines that a proposed tower would have a significant environmental impact, the FCC would require preparation of an environmental impact statement. This process could significantly delay or prevent the registration or construction of a particular tower or make tower construction more costly. In certain jurisdictions, local laws or regulations may impose similar requirements.

Wireless Facilities Siting

   States and localities are not permitted to regulate the placement of wireless facilities so as to prohibit the provision of wireless services or to discriminate among providers of such services. In addition, as long as a wireless system complies with the FCC's rules, states and localities are prohibited from using radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities. The FCC is considering numerous requests for preemption of local actions affecting wireless facilities siting.

Equal Access

   Wireless providers are not required to provide equal access to common carriers for toll services. However, the FCC is authorized to require unblocked access to toll carriers subject to certain conditions.

State Regulation of Wireless Service

   Section 332 of the Communications Act preempts states from regulating the rates and entry of CMRS providers. However, states may petition the FCC to regulate such providers and the FCC may grant such petition if the state demonstrates that:

  . market conditions fail to protect subscribers from unjust and unreasonable rates or rates that are unjustly or unreasonably discriminatory; or

  .  when CMRS is a replacement for landline telephone service within the state.

   To date, the FCC has granted no such petition. To the extent we provide fixed wireless service in the future, we may be subject to additional state regulation.

                           INVESTMENT CONSIDERATIONS

   VARIOUS PROVISIONS OF THIS ANNUAL REPORT ON FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN RISK FACTORS, INCLUDING THOSE SET FORTH BELOW AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. UNLESS THE CONTEXT OTHERWISE REQUIRES, THE USE OF "WE", "OUR", "US" AND "THE COMBINED COMPANY" REFERS TO THE COMBINED COMPANY OF AIRGATE AND iPCS AFTER GIVING EFFECT TO THE MERGER THAT WAS COMPLETED ON NOVEMBER 30, 2001.

Risks Related to Our Business, Strategy and Operations

  We have a limited operating history and we may not achieve or sustain operating profitability or positive cash flows, which may result in a decrease in our stock price

   AirGate and iPCS have limited operating histories. Our ability to achieve and sustain operating profitability will depend upon many factors, including our ability to market Sprint PCS services and manage customer turnover rates. In addition, a key factor in our operational performance after the merger depends upon our ability to manage the growth of iPCS through the completion of its network build-out and through implementing the combined company's best practices to increase market penetration in iPCS' and AirGate's current and future markets. iPCS will require significant funds for the continued development, construction, testing, deployment and operation of its network. These activities are expected to place demands on our managerial, operational and financial resources. If we do not achieve and maintain positive cash flows from operations when projected, our stock price may decrease.

  Our stock price may be volatile and you may not be able to sell your shares at or above the price you paid for them

   The market price of our common stock could be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

  .  quarterly variations in our operating results;

  . operating results that vary from the expectations of securities analysts and investors;

  . changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

  .  changes in our relationship with Sprint PCS;

  . announcements by Sprint PCS concerning developments or changes in its business, financial condition or results of operations, or in its expectations as to future financial performance;

  . announcements of technological innovations or changes to, or new products and services by Sprint PCS or our competitors;

  . changes in results of operations and market valuations of other companies in the telecommunications industry in general and the wireless industry in particular, including Sprint PCS and its network partners and our competitors;

  .  changes in laws and regulations;

  . announcements by third parties of significant claims or proceedings against us;

  . announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

  .  general economic and competitive conditions.

  The integration of AirGate and iPCS following the merger will present significant challenges that could adversely affect our results of operations

   AirGate acquired iPCS with the expectation that it would result in expanding AirGate's existing network and customer base and leveraging the best operating practices of both organizations. Achieving the benefits of the merger will depend in part on integrating the operations of the two businesses in an efficient manner. We cannot assure you that this will occur. To realize the anticipated benefits of this combination, our management team must develop strategies and implement a business plan that will successfully:

  .  manage our networks and markets;

  . maintain adequate focus on existing business and operations while working to integrate the two companies;

  .  combine two companies with limited operating histories;

  . manage each company's cash and available credit lines for use in financing future growth and working capital needs of such company;

  .  manage our marketing and sales;

  . manage the transition of iPCS' senior management expertise to the combined company; and

  . retain and attract key employees of the combined company during a period of transition.

   We cannot assure you that combining the businesses of AirGate and iPCS, even if achieved in an efficient, effective and timely manner, will result in combined results of operations and financial conditions superior to those that AirGate and iPCS could have achieved independently. The diversion of management's attention from ongoing operations and any difficulties encountered in the transition and integration process could have a material adverse effect on our financial condition and results of operations.

  Future sales of shares of our common stock, including sales of shares in the proposed underwritten public offering or following the expiration of "lock-up" arrangements, may negatively affect our stock price

   As a result of the merger, the former iPCS securityholders received approximately 12.4 million shares of our common stock and options and warrants to purchase approximately 1.1 million shares of our common stock. The shares of common stock issued in the merger represented approximately 47.5% of our common stock, assuming the exercise of all outstanding warrants and options.

   In connection with the merger, holders of substantially all of the outstanding shares of iPCS common and preferred stock entered into "lock-up" agreements with AirGate. The lock-up agreements impose restrictions on the ability of such stockholders to sell or otherwise dispose of the shares of our common stock that they received in the merger. The lock-up period commenced on November 30, 2001 and extends for a minimum of 120 days and a maximum of 300 days after the effective time of the merger.

   We have on file an effective registration statement on Form S-4 in order to allow the former iPCS stockholders to freely resell the shares of our common stock that they received in the merger. In addition, we entered into a registration rights agreement at the effective time of the merger with some of the former iPCS stockholders. The registration rights agreement requires us, at the request of The Blackstone Group, referred to as

Blackstone, to use our best efforts to complete, within 120 days after the effective time of the merger, an underwritten public offering of certain shares of our common stock received in the merger by the former iPCS stockholders. We have filed a registration statement on Form S-3 pursuant to which we intend to effect, upon the request of Blackstone, an underwritten public offering of a portion of the shares of our common stock held by certain of the former iPCS stockholders. In addition, these former iPCS stockholders have an additional demand registration right exercisable at any time after the first anniversary of the effective time of the merger.

   Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

  Parts of our territories have limited amounts of licensed spectrum, which may adversely affect the quality of our service and our results of operations

   Sprint PCS has licenses covering 10 MHz of spectrum in our southeast territory. While Sprint PCS has licenses covering 30 MHz of spectrum throughout most of our midwest territory, it has licenses covering only 10 MHz or 20 MHz in parts of Illinois. As the number of customers in our territories increase, this limited amount of licensed spectrum may not be able to accommodate increases in call volume, may lead to increased dropped calls and may limit our ability to offer enhanced services, all of which could result in increased customer turnover and adversely affect our results of operations.

  If we lose the right to install our equipment on certain wireless towers or are unable to renew expiring leases or locate new sites for wireless towers on favorable terms, our business and results of operations could be adversely impacted

   Substantially all of our cell sites are co-located on leased tower facilities shared with one or more wireless providers. In addition, a large portion of these leased tower sites are owned by a few tower companies. If a master co-location agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support our use of its tower sites, we would have to find new sites or we may be required to rebuild that portion of our network. In addition, the concentration of our cell sites with a few tower companies could adversely affect our results of operations if we are unable to renew expiring leases with such tower companies on favorable terms.

  The loss of the officers and skilled employees who we depend upon to operate our business could adversely affect our results of operations

   Our business is managed by a small number of executive officers. We believe that our future success depends in part on our continued ability to attract and retain highly qualified technical and management personnel. We may not be successful in retaining our key personnel or in attracting and retaining other highly qualified technical and management personnel. We currently have "key man" life insurance for our chief executive officer. We do not have long-term employment agreements with any of our executive officers.

  Expanding our territory includes numerous risks and our failure to overcome these risks and any other problems encountered may have a material adverse effect on our business and reduce the market value of our securities

   As part of our continuing operating strategy, we may expand our territory through the grant of additional markets from Sprint PCS or through acquisitions of other Sprint network partners. These transactions may require the approval of Sprint PCS and commonly involve a number of risks, including the:

  .  difficulty of assimilating acquired operations and personnel;

  .  diversion of management's attention;

  .  disruption of ongoing business;

  . impact on our cash and available credit lines for use in financing future growth and working capital needs;

  .  inability to retain key personnel;

  . inability to successfully incorporate acquired assets and rights into our service offerings;

  . inability to maintain uniform standards, controls, procedures and policies; and

  .  impairment of relationships with employees, customers or vendors.

Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on our business. In connection with these transactions, we also may issue additional equity securities, incur additional debt or incur significant amortization expenses related to intangible assets.

  Because the former iPCS stockholders did not provide AirGate with any indemnification following the merger, iPCS will be responsible for any undisclosed prior liabilities of iPCS

   iPCS made certain representations and warranties to AirGate in the merger agreement concerning iPCS' business and operations. The merger agreement did not provide AirGate with any contractual indemnification from the iPCS stockholders for any breaches of the representations and warranties of iPCS or any failure of iPCS to comply with its obligations under the merger agreement. As a result, iPCS will be responsible for any undisclosed prior liabilities of iPCS. Such liabilities could materially impact our future consolidated results of operations.

Risks Particular to Our Indebtedness

  Both AirGate and iPCS have substantial debt that neither company may be able to service; a failure to service such debt may result in the lenders under such debt controlling AirGate's or iPCS' assets

   The substantial debt of AirGate and iPCS has a number of important consequences for the combined company's operations and our investors, including the following:

  . each company has to dedicate a substantial portion of any cash flow from its operations to the payment of interest on, and principal of, its debt, which will reduce funds available for other purposes;

  . each company has a fully-financed business plan, but neither may be able to obtain additional financing for unanticipated capital requirements, capital expenditures, working capital requirements or other corporate purposes;

  . some of each company's debt, including financing under each company's senior credit facility, will be at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates; and

  . due to the liens on substantially all of each company's assets and the pledges of stock of each company's existing and future subsidiaries that secure AirGate's and iPCS' respective senior debt and senior subordinated discount notes, lenders or holders of such senior subordinated discount notes may control AirGate's or iPCS' assets or the assets of the subsidiaries of either company in the event of a default.

   The ability of both AirGate and iPCS to make payments on their respective debt will depend upon each company's future operating performance which is subject to general economic and competitive conditions and to financial, business and other factors, many of which neither company can control. If the cash flow from either company's operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations, or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations.

Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The credit facilities and indentures governing AirGate's and iPCS' respective debt will limit our ability to take several of these actions. The failure of AirGate or iPCS to generate sufficient funds to pay its debts or to successfully undertake any of these actions could, among other things, materially adversely affect the market value of our common stock.

  If either AirGate or iPCS does not meet all of the conditions required under its respective credit facility, such company may not be able to draw down all of the funds it anticipates receiving from its senior lenders and we may not be able to fund operating losses and working capital needs

   As of November 30, 2001, AirGate had borrowed $95.3 million under its senior credit facility and iPCS had borrowed $50.0 million under its senior credit facility. The remaining $58.2 million available under AirGate's senior credit facility and the remaining $90.0 million available under iPCS' senior credit facility, a portion of which each company expects to borrow in the future, is subject to the applicable company meeting all of the conditions specified in its respective financing documents. In addition, additional borrowings are subject to specific conditions on each funding date, including the following:

  . that the representations and warranties in such company's loan documents are true and correct;

  . that certain of such company's financial covenant tests are satisfied, including leverage and operating performance covenants and, solely with respect to iPCS, loss covenants relating to earnings before interest, taxes, depreciation and amortization; and

  .  the absence of a default under such company's loan documents.

   If either company does not meet these conditions at each funding date, such company's senior lenders may not lend some or all of the remaining amounts available under such company's senior credit facility. If other sources of funds are not available, neither company may be in a position to meet its operating cash needs.

  The ability of AirGate and iPCS to operate as a combined company is limited by the separate public debt indentures and credit facilities of AirGate and iPCS

   In order to assure continued compliance with the indenture governing AirGate's senior notes, AirGate has designated iPCS as an "unrestricted subsidiary." As a result, for purposes of their respective public debt indentures, AirGate and iPCS operate as separate business entities. Due to restrictions in AirGate's indenture, AirGate is unable to provide direct or indirect credit support to iPCS and is significantly limited in its ability to maintain or preserve iPCS' financial condition or cause iPCS to achieve a specified level of operating results. Likewise, iPCS is restricted under its debt instruments from paying dividends or freely transferring money to AirGate. These restrictions may hinder the combined company's ability to achieve the anticipated benefits of the merger, react to developments in either company's business or take advantage of business opportunities.

  If either AirGate or iPCS fails to pay the debt under its respective credit facility, Sprint PCS has the option of purchasing such company's loans, giving Sprint PCS certain rights of a creditor to foreclose on such company's assets

   Sprint PCS has contractual rights, triggered by an acceleration of the maturity of the debt under AirGate's or iPCS' respective senior credit facility, pursuant to which Sprint PCS may purchase AirGate's or iPCS' obligations to its respective senior lenders and obtain the rights of a senior lender. To the extent Sprint PCS purchases these obligations, Sprint PCS' interests as a creditor could conflict with our interests. Sprint PCS' rights as a senior lender would enable it to exercise rights with respect to the related company's assets and continuing relationship with Sprint PCS in a manner not otherwise permitted under our Sprint PCS agreements.

Risks Particular to Our Relationship with Sprint PCS

  The termination of AirGate's or iPCS' affiliation with Sprint PCS or Sprint PCS' failure to perform its obligations under the Sprint PCS agreements would severely restrict our ability to conduct our business

   Neither AirGate nor iPCS owns the licenses to operate their wireless networks. The ability of AirGate and iPCS to offer Sprint PCS products and operate a PCS network is dependent on their Sprint PCS agreements remaining in effect and not being terminated. The management agreements between Sprint PCS and each of AirGate and iPCS are not perpetual. Sprint PCS can choose not to renew iPCS' management agreement at the expiration of the 20-year initial term or any ten-year renewal term. AirGate's management agreement automatically renews at the expiration of the 20-year initial term for an additional 10-year period unless AirGate is in default. However, Sprint PCS can choose not to renew AirGate's management agreement at the expiration of the ten-year renewal term or any subsequent ten-year renewal term. In any event, AirGate's and iPCS' management agreements terminate in 50 years. In addition, each of these agreements can be terminated for breach of any material term, including, among others, build-out and network operational requirements. iPCS recently received a 60 day extension of its December 1, 2001 build-out requirements for certain Iowa and Nebraska markets. AirGate and iPCS are also dependent on Sprint PCS' ability to perform its obligations under the Sprint PCS agreements. The non-renewal or termination of any of the Sprint PCS agreements or the failure of Sprint PCS to perform its obligations under the Sprint PCS agreements would severely restrict our ability to conduct business.

  Sprint PCS may make business decisions that are not in our best interests, which may adversely affect our relationships with customers in our territories, increase our expenses and/or decrease our revenues

   Sprint PCS, under the Sprint PCS agreements, has a substantial amount of control over the conduct of our business. Accordingly, Sprint PCS may make decisions that adversely affect our business, such as the following:

  . Sprint PCS could price its national plans based on its own objectives and could set price levels or other terms that may not be economically sufficient for our business;

  . Sprint PCS could develop products and services or establish credit policies which could adversely affect our results of operations;

  . Sprint PCS could raise the costs for Sprint PCS to perform back office services or reduce levels of services;

  . Sprint PCS could prohibit us from selling non-Sprint PCS approved equipment;

  . Sprint PCS could, subject to limitations under our Sprint PCS agreements, alter its network and technical requirements or request that we build out additional areas within our territories, which could result in increased equipment and build-out costs;

  . Sprint or Sprint PCS could make decisions which could adversely affect the Sprint and Sprint PCS brand names, products or services; and

  . Sprint PCS could decide not to renew the Sprint PCS agreements or to no longer perform its obligations, which would severely restrict our ability to conduct business.

The occurrence of any of the foregoing could adversely affect our relationships with customers in our territories, increase our expenses and/or decrease our revenues.

  Change in Sprint PCS Products and Services May Reduce Customer Additions.

   The competitiveness of Sprint PCS products and services is a key factor in our ability to attract and retain customers. Under the Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes ("NDASL"). As a result, a significant amount of our new customer additions have been under the NDASL program. The NDASL program has been replaced by the "Clear Pay Program." Sprint PCS has the right to end or materially change the terms of the Clear Pay Program. If Sprint PCS chooses to eliminate the Clear Pay Program or alter its features, the growth rate we expect to achieve may decrease.

  The inability of Sprint PCS to maintain high quality back office services, or our inability to use Sprint PCS' back office services and third party vendors' back office systems, could lead to customer dissatisfaction, increase churn or otherwise increase our costs

   We rely on Sprint PCS' internal support systems, including customer care, billing and back office support. Our operations could be disrupted if Sprint PCS is unable to maintain and expand its internal support systems in a high quality manner, or to efficiently outsource those services and systems through third party vendors. The rapid expansion of Sprint PCS' business is expected to continue to pose a significant challenge to its internal support systems. Additionally, Sprint PCS has relied on third party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint PCS' willingness to continue to offer these services and to provide these services effectively and at competitive costs. Our Sprint PCS agreements provide that, upon nine months' prior written notice, Sprint PCS may elect to terminate any of these services. The inability of Sprint PCS to provide or maintain high quality back office services, or our inability to use Sprint PCS' back office services and third party vendors' back office systems, could lead to customer dissatisfaction, increase churn or otherwise increase our costs.

  If Sprint PCS does not complete the construction of its nationwide PCS network, we may not be able to attract and retain customers

   Sprint PCS currently intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide PCS network through its own construction efforts and those of its network partners. Sprint PCS is still constructing its nationwide network and does not offer PCS services, either on its own network or through its roaming agreements, in every city in the United States. Sprint PCS has entered into management agreements similar to ours with companies in other markets under its nationwide PCS build-out strategy. Our results of operations are dependent on Sprint PCS' national network and, to a lesser extent, on the networks of Sprint PCS' other network partners. Sprint PCS' network may not provide nationwide coverage to the same extent as its competitors, which could adversely affect our ability to attract and retain customers.

  Certain provisions of the Sprint PCS agreements may diminish the value of our common stock and restrict the sale of our business

   Under limited circumstances and without further stockholder approval, Sprint PCS may purchase the operating assets of AirGate or iPCS at a discount. In addition, Sprint PCS must approve any change of control of the ownership of AirGate or iPCS and must consent to any assignment of their Sprint PCS agreements. Sprint PCS also has a right of first refusal if AirGate or iPCS decides to sell its operating assets to a third party. Each of AirGate and iPCS also is subject to a number of restrictions on the transfer of its business, including a prohibition on the sale of AirGate or iPCS or their operating assets to competitors of Sprint or Sprint PCS. These restrictions and other restrictions contained in the Sprint PCS agreements could adversely affect the value of our common stock, may limit our ability to sell our business, may reduce the value a buyer would be willing to pay for our business and may reduce the "entire business value," as described in our Sprint PCS agreements.

  We may have difficulty in obtaining an adequate supply of certain handsets from Sprint PCS, which could adversely affect our results of operations

   We depend on our relationship with Sprint PCS to obtain handsets. Sprint PCS orders handsets from various manufacturers. We could have difficulty obtaining specific types of handsets in a timely manner if:

  . Sprint PCS does not adequately project the need for handsets for itself, its Sprint PCS network partners and its other third party distribution channels, particularly during a transition to new technologies, such as "one times radio transmission technology," or "1XRTT";

  .  we do not adequately project our need for handsets;

  . Sprint PCS modifies its handset logistics and delivery plan in a manner that restricts or delays our access to handsets; or

  . there is an adverse development in the relationship between Sprint PCS and its suppliers or vendors.

   The occurrence of any of the foregoing could disrupt customer service and/or result in a decrease in our subscribers, which could adversely affect our results of operations.

  Non-renewal or revocation by the Federal Communications Commission of Sprint PCS' licenses would significantly harm our business

   PCS licenses are subject to renewal and revocation by the Federal Communications Commissions, referred to as the FCC. Sprint PCS' licenses in our territories will begin to expire in 2007 but may be renewed for additional ten-year terms. There may be opposition to renewal of Sprint PCS' licenses upon their expiration, and the Sprint PCS licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. Any failure by Sprint PCS or us to comply with these standards could cause revocation or forfeiture of the Sprint PCS licenses for our territories. If Sprint PCS loses any of its licenses in our territories, we would be severely restricted in our ability to conduct business.

  If Sprint PCS does not maintain control over its licensed spectrum, the Sprint PCS agreements may be terminated, which would severely restrict our ability to conduct our business

   The FCC requires that licensees like Sprint PCS maintain control of their licensed spectrum and not delegate control to third-party operators or managers. Although the Sprint PCS agreements with AirGate and iPCS reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum, we cannot assure you that the FCC will agree. If the FCC were to determine that the Sprint PCS agreements need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the Sprint PCS agreements to comply with applicable law. If we cannot agree with Sprint PCS to modify the Sprint PCS agreements, they may be terminated. If the Sprint PCS agreements are terminated, we would no longer be a part of the Sprint PCS network and would be severely restricted in our ability to conduct business.

Risks Particular to Our Industry

  Significant competition in the wireless communications services industry may result in our competitors offering new or better products and services or lower prices, which could prevent us from attaining operating profitability

   Competition in the wireless communications industry is intense. We anticipate that competition will cause the prices for wireless products and services to decline in the future. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry.

   Our dependence on Sprint PCS to develop competitive products and services and the requirement that we obtain Sprint PCS' consent to sell non-Sprint PCS approved equipment may limit our ability to keep pace with competitors on the introduction of new products, services and equipment. Some of our competitors are larger than us, possess greater resources and more extensive coverage areas, and may market other services, such as landline telephone service, cable television and internet access, with their wireless communications services. Furthermore, there has been a recent trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. We expect this consolidation to lead to larger competitors over time. We may be unable to compete successfully with larger companies that have substantially greater resources or that offer more services than we do. In addition, we may be at a competitive disadvantage since we may be more highly leveraged than some of our competitors.

  Alternative technologies and current uncertainties in the wireless market may reduce demand for PCS

   The wireless communications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades in existing analog wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances and industry changes could cause the technology used on our network to become obsolete. Sprint PCS may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

   If Sprint PCS is unable to keep pace with these technological changes or changes in the wireless communications market based on the effects of consolidation or from the uncertainty of future government regulation, the technology used on our network or our business strategy may become obsolete. In addition, wireless carriers are seeking to implement an upgrade to 1XRTT, as well as "third generation," or "3G," technology throughout the industry. The 3G technology promises high-speed, always-on Internet connectivity and high-quality video and audio. We cannot assure you that we or Sprint PCS can implement 1XRTT or 3G technology successfully or on a cost-effective basis.

  We may experience a high rate of customer turnover which would adversely affect our financial performance.

   The wireless personal communications services industry in general and Sprint PCS in particular have experienced a higher rate of customer turnover, commonly known as churn, as compared to cellular industry averages. Factors which may contribute to higher churn include:

  . Sprint PCS's handset return policy that allows customers to return used handsets within 14 days of purchase and receive a full refund;

  .  the attractiveness of our competitors' products and services;

  .  network performance;

  .  customer service; and

  . customer mix and credit class, including those related to the NDASL program and Clear Pay program.

   A high rate of customer turnover could adversely affect our competitive position, results of operations and our costs of, or losses incurred in, obtaining new subscribers, especially because we subsidize some of the costs of initial purchases of handsets by customers.

  We are a consumer business and a recession in the United States involving significantly lowered spending could negatively affect our results of operations

   Our primary customer base is individual consumers. In the event that the economic downturn that the United States and our territories have recently experienced becomes more pronounced or lasts longer than currently expected and spending by individual consumers drops significantly, our business may be negatively affected.

  Regulation by government and taxing agencies may increase our costs of providing service or require us to change our services, either of which could impair our financial performance

   Our operations and those of Sprint PCS may be subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulation of these regulatory bodies could negatively impact our operations and our costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require us to alter the structure of our current relationship with Sprint PCS.

  Use of hand-held phones may pose health risks, which could result in the reduced use of wireless services or liability for personal injury claims

   Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may discourage use of wireless handsets or expose us to potential litigation. Any resulting decrease in demand for wireless services, or costs of litigation and damage awards, could impair our ability to achieve and sustain profitability.

  Regulation by government or potential litigation relating to the use of wireless phones while driving could adversely affect our results of operations

   Some studies have indicated that some aspects of using wireless phones while driving may impair drivers' attention in certain circumstances, making accidents more likely. These concerns could lead to potential litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or government regulations that restrict or prohibit wireless phone use, any of which could have a material adverse effect on our results of operations.

ITEM 2. Properties

   As of September 30, 2001, our properties were as follows:

      Corporate offices. Our principal executive offices consist of a 19,000 square foot leased office space located in Atlanta, Georgia. We also lease a 40,000 square foot office space located in Greenville, South Carolina and a 24,000 square foot office space located in Columbia, South Carolina.

      Sprint PCS stores. We currently lease space for 36 Sprint PCS retail stores in our territory.

      Switching Centers. We lease two switching centers: a switching center located in Greenville, South Carolina, and a switching center located in Columbia, South Carolina.

      Cell Sites. We lease space on 717 cell site towers and own two towers. We co-locate on approximately 99% of our cell sites.

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

ITEM 4. Submission Of Matters To A Vote Of Security Holders

   We submitted to a vote of our stockholders of record as of October 12, 2001, through a solicitation by proxy, the approval of the merger with iPCS, Inc., the merger agreement and the issuance of up to 13.5 million shares of our common stock in the merger. The matters were submitted for a vote at a Special Meeting of

Stockholders on November 27, 2001. A total of 10,571,401 shares were represented by proxy at the meeting, representing 79.1% of the 13,364,984 shares eligible to vote. With respect to the approval of the merger, the merger agreement and the issuance of up to 13.5 million shares of our common stock in the merger, of the shares represented, 10,335,778 were voted to approve the merger, 189,073 were voted against the proposal and 46,550 votes were abstentions.

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

                                      Price Range of
                                       Common Stock
                                      --------------
                                       High    Low
                                      ------- ------
Fiscal Year Ended September 30, 2001:
   Fourth Quarter.................... $ 60.05 $41.75
   Third Quarter..................... $ 53.50 $30.88
   Second Quarter.................... $ 49.88 $29.44
   First Quarter..................... $ 48.00 $21.69
Fiscal Year Ended September 30, 2000:
   Fourth Quarter.................... $ 80.56 $31.00
   Third Quarter..................... $114.50 $29.00
   Second Quarter.................... $108.50 $50.13
   First Quarter..................... $ 54.75 $23.00

   On November 29, 2001, the last reported sales price of our common stock as reported on the Nasdaq National Market was $53.66 per share. On November 29, 2001, there were 51 holders of record of our common stock.

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

Use of Proceeds from Sales of Registered Securities

   On September 30, 1999, we completed the concurrent offerings of our equity and debt with total net proceeds to us of approximately $269.7 million. From September 30, 1999 to September 30, 2001, we spent $223.7 million of those proceeds to fund capital expenditures relating to the build-out of our PCS network and $7.7 million of those proceeds to repay our indebtedness. The balance of the proceeds, together with borrowings under our senior credit facility were used to fund operating losses and working capital requirements from September 30, 1999 to September 30, 2001.

   On July 11, 2000, Weiss, Peck & Greer Venture Partners Affiliated Funds exercised their warrants to acquire 214,413 shares of our common stock, at a price of $12.75 per share. The exercise was a cashless exercise, with 40,956 of the 214,413 shares being surrendered to us as payment of the exercise price. Net of shares surrendered in payment of the exercise price, we issued 173,457 shares of common stock to the warrant holder. The exemption claimed for this issuance is Section 4(2) of the Securities Act of 1933.

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

ITEM 6. Selected Financial Data

   The selected financial data presented below under the captions ''Statement of Operations Data,'' ''Other Data,'' and ''Balance Sheet Data'' for, and as of the end of, the years ended September 30, 2001 and 2000, the nine months ended September 30, 1999 and the year ended December 31, 1998 and 1997, are derived from the consolidated financial statements of AirGate PCS, Inc. and subsidiaries, which consolidated financial statements have been audited by KPMG LLP, independent certified auditors. The consolidated financial statements as of September 30, 2001 and 2000, and for the years ended September 30, 2001 and 2000, and the nine months ended September 30, 2000 and the report thereon are included herein.

                                                                        For the Nine
                                                                           Months
                                                    For the Year Ended      Ended     For the Year Ended
                                                      September 30,     September 30,    December 31,
                                                   -------------------  ------------- -----------------
                                                     2001       2000        1999        1998     1997
                                                   ---------  --------  ------------- -------   -------
                                                      (In thousands except per share subscriber data)
Statement of Operations Data:
Revenues:
   Service revenue................................ $ 105,976  $  9,746    $     --    $    --   $    --
   Roaming revenue................................    55,329    12,338          --         --        --
   Equipment revenue..............................    10,782     2,981          --         --        --
                                                   ---------  --------    --------    -------   -------
       Total revenues.............................   172,087    25,065          --         --        --
Operating expenses:
   Cost of service and roaming....................  (116,732)  (27,770)         --         --        --
   Cost of equipment..............................   (20,218)   (5,685)         --         --        --
   Selling and marketing..........................   (71,617)  (28,357)         --         --        --
   General and administrative.....................   (15,742)  (14,078)     (5,294)    (2,597)   (1,101)
   Noncash stock option compensation..............    (1,665)   (1,665)       (325)        --        --
   Depreciation and amortization..................   (30,667)  (12,034)       (622)    (1,204)     (998)
                                                   ---------  --------    --------    -------   -------
   Total operating expenses.......................  (256,641)  (89,589)     (6,241)    (3,801)   (2,099)
                                                   ---------  --------    --------    -------   -------
   Operating loss.................................   (84,554)  (64,524)     (6,241)    (3,801)   (2,099)
   Interest expense, net..........................   (26,436)  (16,799)     (9,358)    (1,392)     (817)
                                                   ---------  --------    --------    -------   -------
   Net loss....................................... $(110,990) $(81,323)   $(15,599)   $(5,193)  $(2,916)
                                                   =========  ========    ========    =======   =======
   Basic and diluted net loss per share of common
     stock (1).................................... $   (8.48) $  (6.60)   $  (4.57)   $ (1.54)  $ (0.86)
                                                   =========  ========    ========    =======   =======
Other Data:
   Number of subscribers at end of period.........   235,025    56,689          --         --        --

                                       As of September 30,     As of December 31,
                                   --------------------------- -----------------
                                     2001      2000     1999     1998     1997
                                   --------  -------- -------- -------   -------
                                                   (In thousands)
Balance Sheet Data:
   Cash and cash equivalents...... $ 14,290  $ 58,384 $258,900 $ 2,296   $   147
   Property and equipment, net....  209,326   183,581   44,206  12,545        17
   Total assets...................  281,010   268,948  317,320  15,450    13,871
   Long-term debt(2)..............  266,326   180,727  165,667   7,700    11,745
   Stockholders' equity (deficit).  (52,724)   49,873  127,846  (5,350)   (1,750)

--------
(1) Basic and diluted net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding.
(2) Includes current maturities.

ITEM 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

   The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated in these forward-looking statements as a result of factors including, but not limited to, those under ''Item 1. Business--Investment Considerations.''

Overview

   On July 22, 1998, we entered into a management agreement with Sprint PCS whereby we became the Sprint PCS network partner with the right to provide 100% digital, 100% PCS services under the Sprint and Sprint PCS brand names in our Sprint PCS territory in the southeastern United States. We completed our radio frequency design, network design and substantial site acquisition and cell site engineering, and commenced construction of our PCS network in November 1998. In January 2000, we began commercial operations with the launch of four markets covering 2.2 million residents in our Sprint PCS territory. By September 30, 2000, we had launched commercial PCS service in all of the 21 markets that comprise our Sprint PCS territory. At September 30, 2001, we provided Sprint PCS services to 235,025 subscribers.

   Sprint PCS has invested $44.6 million to purchase the PCS licenses in our territory and incurred additional expenses for microwave clearing. Under our long-term agreements with Sprint PCS, we manage the network on Sprint PCS' licensed spectrum as well as use the Sprint and Sprint PCS brand names royalty-free during our affiliation with Sprint PCS. We also have access to Sprint PCS' national marketing support and distribution programs and are entitled to buy network and subscriber equipment and handsets at the same discounted rates offered by vendors to Sprint PCS based on its large volume purchases. In exchange for these and other benefits, we are entitled to receive 92%, and Sprint PCS is entitled to retain 8%, of collected service revenues from customers in our Sprint PCS territory. We are entitled to 100% of revenues collected from the sale of handsets and accessories and on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our Sprint PCS network.

   Through September 30, 2001, we have incurred $237.6 million of capital expenditures related to the build-out of our Sprint PCS network. At September 30, 2001, our Sprint PCS network covered 6.0 million of the 7.1 million residents in our Sprint PCS territory based on 2000 estimates compiled by Kagan's Wireless Telecom Atlas & Databook, 2001 Edition.

Results of Operations

For the year ended September 30, 2001 compared to the year ended September 30, 2000:

  Customer Additions

   As of September 30, 2001, we provided personal communication services to 235,025 customers compared to 56,689 customers as of September 30, 2000, an increase of 178,336 customers. We do not include in our financial statements an estimate of revenues or subscribers related to those customers for which collection of revenues is not reasonably assured. The increased net customers acquired during the year ended September 30, 2001 are attributable to having all of our 21 markets fully launched during fiscal 2001 and increasing demand for wireless services in the United States.

  Average Revenue Per User (ARPU)

   An important operating metric in the wireless industry is Average Revenue Per User (ARPU). ARPU summarizes the average monthly service revenue per customer. ARPU is computed by dividing service revenue by the average subscribers for the period (computed based upon monthly subscriber counts). We previously reported ARPU net of an adjustment for the provision for doubtful accounts. As of September 30, 2001, we began reporting ARPU gross of the provision for doubtful accounts, to be consistent with current industry practices. For the year ended September 30, 2001, ARPU was $62. For the year ended September 30, 2000, ARPU was $59. The increase in ARPU primarily resulted from customers selecting rate plans with higher monthly recurring charges.

  Revenues

   Service revenue and equipment revenue were $106.0 million and $10.8 million, respectively, for the year ended September 30, 2001, compared to $9.7 million and $3.0 million, respectively, for the year ended September 30, 2000, an increase of $96.3 million and $7.8 million, respectively. These increased revenues reflect that all of our markets were commercially operational in fiscal 2001 whereas fiscal 2000 reflected a launch year for our markets. Service revenue consists of monthly recurring access and feature charges and monthly non-recurring charges for local, long distance and roaming airtime usage in excess of the pre-subscribed usage plan. Equipment revenue is derived from the sale of handsets and accessories from our Sprint PCS stores, net of an allowance for returns. Our handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint PCS for refurbishing, we receive a credit from Sprint PCS, which is less than the amount we originally paid for the handset.

   We recorded roaming revenue of $55.3 million during the year ended September 30, 2001 compared to $12.3 million for the year ended September 30, 2000, an increase of $43.0 million. The increase is attributable to the completion of the network build-out and a larger customer base for Sprint PCS and its other network partners. We receive Sprint PCS roaming revenue at a per-minute rate from Sprint PCS or another Sprint PCS network partner when Sprint PCS subscribers outside of our territory use our network. In accordance with an agreement in principle announced in April 2001, Sprint PCS provided notice of reduction of the reciprocal roaming rate from $0.20 to $0.15 per minute of use on June 1, 2001, and to $0.12 per minute of use on October 1, 2001. The details of the agreement in principle with respect to periods after December 31, 2001 have not yet been finalized, but the reciprocal rate cannot be less than $0.10 per minute until after December 31, 2002. As a result of these changes, increased inbound roaming minutes from a growing Sprint PCS subscriber base will be partially offset by the lower per minute rate.

  Cost of Service and Roaming

   The cost of service and roaming was $116.7 million for the year ended September 30, 2001, compared to $27.8 million for the year ended September 30, 2000, an increase of $88.9 million. Cost of service and roaming includes roaming expense when customers from our territory place calls on Sprint PCS' network or other wireless networks and costs to support the AirGate customer base including: network operating costs (including salaries, cell site lease payments, fees related to the connection of our switches to the cell cites that they support, inter-connect fees and other expenses related to network operations), back office services provided by Sprint PCS such as customer care, billing and activation, the 8% of collected service revenue representing the Sprint affiliation fee, the provision for doubtful accounts and long distance expense relating to inbound roaming revenue and the long distance cost of customers in our territory.

   Roaming expense included in the cost of service and roaming was $35.4 million for the year ended September 30, 2001, compared to $2.5 million for the year ended September 30, 2000, an increase of $32.9 million resulting from the substantial increase in our customer base. As discussed above, the per minute rate we pay Sprint PCS when customers from our territory roam onto Sprint PCS' or an affiliate's network decreased beginning June 1, 2001. The increased roaming costs resulting from increasing subscriber levels in our territory will be partially offset by the lower per minute rate paid to Sprint PCS.

   We were supporting 235,025 customers at September 30, 2001, compared to 56,689 customers at September 30, 2000. At September 30, 2001, our network consisted of 719 active cell sites and four switches compared to 567 active cell sites and three switches at September 30, 2000. There were approximately 79 employees performing network operations functions at September 30, 2001, compared to 59 employees at September 30, 2000. The Sprint affiliation fee totaled $7.6 million in the year ended September 30, 2001, compared to $0.8 million for the year ended September 30, 2000, a $6.8 million increase related to the growth in service revenues.

  Cost of Equipment

   Cost of equipment was $20.2 million for the year ended September 30, 2001, and $5.7 million for the year ended September 30, 2000, an increase of $14.5 million. This increase is attributable to the increase in the number of customers, as cost of equipment includes the cost of handsets and accessories sold to customers from our Sprint PCS stores. The cost of handsets generally exceeds the amount received from customers because we subsidize the price of handsets to remain competitive in the marketplace.

  Selling and Marketing

   We incurred selling and marketing expenses of $71.6 million during the year ended September 30, 2001 compared to $28.4 million in the year ended September 30, 2000, an increase of $43.2 million. These amounts include retail store costs such as salaries and rent in addition to promotion, advertising and commission costs, and handset subsidies on units sold by third parties for which we do not record revenue. At September 30, 2001, there were approximately 388 employees performing sales and marketing functions, compared to 246 employees as of September 30, 2000. A net 178,336 customers were added in the year ended September 30, 2001 compared to 56,689 net customers added in the year ended September 30, 2000. Handsets subsidies on units sold by third parties totaled $12.8 million for the year ended September 30, 2001, compared to $3.7 million for the year ended September 30, 2000, an increase of $9.1 million.

  General and Administrative

   For the year ended September 30, 2001, we incurred expenses of $15.7 million, compared to $14.1 million for the year ended September 30, 2000, an increase of $1.6 million. Increased compensation and benefit amounts related to the growth in employees were partially offset by lower amounts earned under the retention bonus agreement with our chief executive officer. Of the 529 employees at September 30, 2001, approximately 62 employees were performing corporate support functions compared to 36 employees as of September 30, 2000.

  Noncash Stock Option Compensation

   Noncash stock option compensation expense was $1.7 million for the years ended September 30, 2001 and 2000. We apply the provisions of APB Opinion No. 25 and related interpretations in accounting for our stock option plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of our common stock at the date of grant for options that are compensatory and is recognized as noncash stock option compensation expense in the period in which the related services are rendered.

  Depreciation and Amortization

   For the year ended September 30, 2001, depreciation and amortization expense increased to $30.7 million, compared to $12.0 million for the year ended September 30, 2000, an increase of $18.7 million. The increase in depreciation and amortization expense relates primarily to the completion of our network build-out during fiscal year 2000 to support our commercial launch. Depreciation and amortization will continue to increase modestly as additional portions of our network are placed into service. We incurred capital expenditures of $56.1 million in the year ended September 30, 2001, which included approximately $2.9 million of capitalized interest compared to capital expenditures of $151.4 million and capitalized interest of $5.9 million in the year ended September 30, 2000.

  Interest Income

   For the year ended September 30, 2001, interest income was $2.5 million compared to $9.3 million for the year ended September 30, 2000, a decrease of $6.8 million. We had higher cash and cash equivalent balances for the year ended September 30, 2000, resulting from the remaining proceeds from our September 1999 equity and debt offerings. As capital expenditures were required to complete the build-out of our PCS network, and as working capital and operating losses were funded, decreasing cash balances and a lower short-term interest rate environment resulted in lower levels of interest income.

  Interest Expense

   For the year ended September 30, 2001, interest expense was $28.9 million, compared to $26.1 million for the year ended September 30, 2000, an increase of $2.8 million. The increase is primarily attributable to increased debt related to accreted interest on the senior subordinated discount notes and increased borrowings under the senior credit facility, partially offset by lower commitment fees on undrawn balances of the senior credit facility, a lower interest rate on variable rate borrowings under the senior credit facility and lower capitalized interest. We had borrowings of $266.3 million as of September 30, 2001, compared to $180.7 million as of September 30, 2000.

  Net Loss

   For the year ended September 30, 2001, the net loss was $111.0 million, an increase of $29.7 million over a net loss of $81.3 million for the year ended September 30, 2000.

For the year ended September 30, 2000 compared to the nine months ended September 30, 1999:

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

  Average Revenue Per User (ARPU)

   ARPU, which summarizes the average monthly service revenue per customer, was $59 for the year ended September 30, 2000 from the time commercial operations were launched in January 2000.

  Revenues

   Service revenue and equipment revenue were $9.7 million and $3.0 million, respectively, for the year ended September 30, 2000. These revenues were the result of launching commercial operations in 21 markets during the year and the resulting acquisition of 56,689 customers in the year ended September 30, 2000.

   Roaming revenue of $12.3 million was recorded during the year ended September 30, 2000.

  Cost of Service and Roaming and Cost of Equipment

   The cost of service and roaming and the cost of equipment was $27.8 million and $5.7 million, respectively, for the year ended September 30, 2000. The Sprint PCS affiliation fee totaled $0.8 million in the year ended

September 30, 2000. There were approximately 59 employees performing network operations functions at September 30, 2000.

   Cost of equipment includes the cost of handsets and accessories sold to customers during the year ended September 30, 2000. The cost of handsets generally exceeds the amount received from customers because we subsidize the price of handsets to remain competitive in the marketplace.

  Selling and Marketing

   We incurred expenses of $28.4 million during the year ended September 30, 2000 for selling and marketing costs associated with the launch of our 21 markets in 2000. Handset subsidies related to amounts paid for indirect subscriber additions totaled $3.7 million for the year ended September 30, 2000. At September 30, 2000, there were approximately 246 employees performing sales and marketing functions.

  General and Administrative

   For the year ended September 30, 2000, we incurred expenses of $14.1 million compared to $5.3 million for the nine months ended September 30, 1999, an increase of $8.8 million. The increase is primarily comprised of additional rent, professional fees, consulting fees for outsourced labor and compensation, recruiting and relocation costs relating to growth in the number of employees. Of the total 341 employees at September 30, 2000, approximately 36 employees were performing corporate support functions compared to 19 employees performing those functions at September 30, 1999. We incurred $2.1 million of legal and professional fees related to business development activities in 2000. On May 4, 2000, we entered into a retention bonus agreement with our chief executive officer that provides for the payment of periodic retention bonuses. Included in compensation expense in the year ended September 30, 2000 was $1.2 million related to the retention bonus agreement with our chief executive officer.

  Noncash Stock Option Compensation

   Noncash stock option compensation expense was $1.7 million for the year ended September 30, 2000 compared to $0.3 million in the nine months ended September 30, 1999. The increase in noncash stock option compensation resulted from a full twelve months expense in 2000 compared to only two months of expense in 1999 related to July 1999 stock option grants.

  Depreciation and Amortization

   For the year ended September 30, 2000, depreciation and amortization expense increased $11.4 million to $12.0 million compared to $0.6 million for the nine months ended September 30, 1999. The increase in depreciation and amortization expense relates primarily to network assets placed in service to support our commercial launch. We incurred capital expenditures of $151.4 million in the year ended September 30, 2000 related to the continued build-out of our PCS network, which included approximately $5.9 million of capitalized interest compared to capital expenditures of $32.2 million and capitalized interest of $1.1 million for the nine months ended September 30, 1999.

  Interest Income

   For the year ended September 30, 2000, interest income was $9.3 million. Interest income was generated from cash proceeds originating from our initial public equity and units offering completed on September 30, 1999. No significant interest income was recorded in the nine months ended September 30, 1999.

  Interest Expense

   For the year ended September 30, 2000, interest expense was $26.1 million, an increase of $16.7 million compared to the nine months ended September 30, 1999. The increase is primarily attributable to the $23.0 million associated with the senior subordinated discount notes and $7.3 million associated with our Senior Credit Facility partially offset by $4.8 million of increased capitalized interest. We had borrowings of $180.7 million outstanding at September 30, 2000 compared to $165.7 million outstanding at September 30, 1999.

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

  General and Administrative Expenses

   From January 1, 1999 through September 30, 1999, we were focused on raising capital to continue our PCS network build-out. We incurred general and administrative expenses of $5.3 million during the nine months ended September 30, 1999. The amount was primarily comprised of cell site lease payments related to our PCS network build-out, compensation, employee bonus accruals and relocation liabilities.

  Noncash Stock Option Compensation

   Noncash stock option compensation expense was $0.3 million for the nine months ended September 30, 1999 related to the granting of compensatory options in July 1999.

  Depreciation and Amortization

   For the nine months ended September 30, 1999, depreciation and amortization expense was $0.6 million, We made capital expenditures of $32.2 million in the nine months ended September 30, 1999 related to the continued build-out of our PCS network, which included approximately $1.1 million of capitalized interest.

  Interest Expense

   For the nine months ended September 30, 1999, interest expense was $9.4 million, net of capitalized interest of $1.1 million. Interest expense for the 1999 period included an $8.7 million charge to record the fair value of warrants and the beneficial conversion feature related to the convertible promissory notes issued to the affiliates of Weiss, Peck & Greer Venture Partners and the affiliates of JAFCO America Ventures Inc. Capitalized interest of $1.1 million for the nine months ended September 30, 1999 related to the build-out of our PCS network.

  Net Loss

   For the nine months ended September 30, 1999, our net loss was $15.6 million.

Liquidity and Capital Resources

   As of September 30, 2001, we had $14.3 million in cash and cash equivalents, compared to $58.4 million in cash and cash equivalents as of September 30, 2000. Our net working capital deficit was $5.8 million at September 30, 2001, compared to positive working capital of $36.6 million at September 30, 2000.

  Net Cash Used in Operating Activities

   The $40.9 million of cash used in operating activities in the year ended September 30, 2001 was the result of our $111.0 million net loss being partially offset by a net $10.6 million in cash provided by changes in working capital and $59.5 million of non-cash items such as depreciation and amortization, accretion of discounts, provision for doubtful accounts, amortization of financing costs, and non-cash stock option compensation. The $41.6 million of cash used in operating activities in the year ended September 30, 2000 was the result of our $81.3 million net loss being partially offset by a net $1.2 million in cash provided by changes in working capital and $38.5 million of depreciation, accretion of discounts, provision for doubtful accounts, amortization of financing costs, and noncash stock option compensation.

  Net Cash Used in Investing Activities

   The $71.8 million of cash used in investing activities represents cash outlays of $71.3 million for capital expenditures and $0.5 million to purchase certain assets of one of our distributors during the year ended September 30, 2001. Cash payments of $15.2 million were made for equipment purchases made through accounts payable and accrued expenses at September 30, 2000, in addition to $56.1 million of cash capital expenditures in the year ended September 30, 2001. For the year ended September 30, 2000, cash outlays of $152.4 million represented cash payments for equipment purchases.

  Net Cash Provided by Financing Activities

   The $68.5 million in cash provided by financing activities during the year ended September 30, 2001 consisted of $61.8 million of borrowings under our senior credit facility and $6.7 million of proceeds received from the exercise of options to purchase common stock by employees and common stock purchase warrants. The $6.5 million of cash used in financing activities in the year ended September 30, 2000 consisted of the repayment of a $7.7 million unsecured promissory note partially offset by $1.2 million received from the exercise of options to purchase common stock by employees and common stock purchase warrants.

  Liquidity

   We closed our offerings of equity and debt funding on September 30, 1999 with net proceeds of $269.9 million. The senior subordinated discount notes due 2009 will require cash payments of interest beginning on April 1, 2005.

   Our $153.5 million senior credit facility provides for a $13.5 million senior secured term loan which matures on June 6, 2007, which is the first installment of the loan, or tranche I. The second installment, or tranche II, under the senior credit agreement is for a $140.0 million senior secured term loan which matures on September 30, 2008. The credit agreement requires us to make quarterly payments of principal beginning December 31, 2002 for tranche I and March 31, 2004 for tranche II initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. The commitment fee on unused borrowings is 1.50%, payable quarterly. As of September 30, 2001, $78.2 million remained available for borrowing under our senior credit facility. Our obligations under the credit agreement are secured by all of our assets (other than our ownership interest in iPCS, Inc. and iPCS, Inc.'s assets). We expect that cash and cash equivalents together with future advances under the senior credit facility will fund our capital expenditures, operating losses and our working capital requirements through the end of fiscal 2002, at which time we expect to generate positive earnings before interest, taxes, depreciation and amortization (EBITDA). The senior credit facility is subject to certain restrictive covenants including maintaining certain financial ratios, reaching defined subscriber growth and network covered population goals, and limiting annual capital expenditures. Further, the senior credit facility restricts the payment of dividends on our common stock.

   On April 26, 2001, Lehman Brothers Commercial Paper, Inc., a subsidiary of Lehman Brothers, Inc., assumed the responsibilities of Lucent Technologies Inc. as administrative agent under the $153.5 senior credit facility (formerly the Lucent Financing). Lucent Technologies Inc. no longer holds a financial position in the senior credit facility. On October 5, 2001 and November 23, 2001 we made borrowings totaling an additional $20 million under the senior credit facility. As a result, as of November 30, 2001, availability under the senior credit facility totaled $58.2 million.

   As of September 30, 2001, management believes that we are in compliance in all material respects with the covenants associated with our senior credit facility, senior subordinated discount notes, and Sprint PCS Agreements.

Inflation

   Management believes that inflation has not had, and does not expect inflation to have, a material adverse effect on our results of operations.

New Accounting Pronouncements

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations ("SFAS No. 141")", which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognizes intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The Company has adopted SFAS No. 141 as of July 1, 2001, and the impact of such adoption did not have an impact on the Company's financial statements.

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets ("SFAS No. 142")," which eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairments of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosures of information about goodwill and other intangible assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the amortization provisions of the statement. The Company adopted SFAS No. 142 effective October 1, 2001. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position, or cashflows.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144")", which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of the Statement are effective for financial statements issued for fiscal years beginning after December 31, 2001. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

ITEM 7A. Quantitative And Qualitative Disclosure About Market Risk

   In the normal course of business, our operations are exposed to interest rate risk on our senior credit facility. Our fixed rate debt consists primarily of the accreted carrying value of the senior subordinated discount notes ($201.1 million at September 30, 2001). Our variable rate debt consists of borrowings made under our senior credit facility ($75.3 million at September 30, 2001). Our primary interest rate risk exposures relate to (i) the interest rate on our senior credit facility; (ii) our ability to refinance our senior subordinated discount notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet our interest expense requirements and financial covenants under our debt instruments.

   We manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable rate debt and expect in the future to use interest rate swaps. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our interest rate risk on an ongoing basis.

   The following table presents the estimated future balances of outstanding long-term debt at the end of each period and future required annual principal payments for each period then ended associated with the senior subordinated discount notes and our senior credit facility based on our projected levels of long-term indebtedness:

                                        Years Ending September 30,
                             ------------------------------------------------
                               2002      2003      2004      2005      2006    Thereafter
                             --------  --------  --------  --------  --------  ----------
                                          (Dollars in thousands)
Senior subordinated discount
  notes..................... $228,813  $260,630  $297,191  $297,289  $297,587         --
Fixed interest rate.........     13.5%     13.5%     13.5%     13.5%     13.5%      13.5%
Principal payments..........       --        --        --        --        --    300,000
Senior credit facility...... $138,500  $136,475  $120,388  $ 98,938  $ 71,643         --
Variable interest rate(1)...     7.28%     7.28%     7.28%     7.28%     7.28%      7.28%
Principal payments..........       --  $  2,025  $ 16,088  $ 21,450  $ 27,295   $ 71,643

--------
(1) The interests rate on the senior credit facility equals the London Interbank Offered Rate (''LIBOR'') +3.75%. LIBOR is assumed to equal 3.53% for all periods presented.

ITEM 8. Financial Statements

   Our financial statements are listed under Item 14(a) of this annual report and are filed as part of this report on the pages indicated.

ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

   None.

                                   PART III

ITEM 10. Directors And Executive Officers Of The Registrant

Our Board of Directors

   As of November 30, 2001, our board of directors was fixed at eight members. The former iPCS stockholders have the right, subject to our approval, to designate prior to December 31, 2001, an independent member of our board of directors. The board of directors is divided into three classes of directors, as nearly equal in number as possible, with one class elected each year at the annual meeting of stockholders.

   Bernard A. Bianchino, age 53, has served as one of our directors since May 2001. Mr. Bianchino has more than fourteen years of telecommunications experience. Most recently, from January to May 2001, Mr. Bianchino served as the Chief Executive Officer of OnFiber Communications, a privately held local fiber access company. From October 1995 through December 2000, Mr. Bianchino was employed by Sprint Corporation. During this period he served as the Chief Business Development Officer of Sprint PCS from October 1995 through July 2000 and Chief Executive Officer of Pegaso PCS, a Mexican carrier in which Sprint Corporation holds a minority interest, from July 2000 through December 2000. Prior to that time, Mr. Bianchino served in a variety of telecommunications industry and legal positions, including various legal positions with Sprint Corporation culminating as Vice President Law-General Business, and a period as Executive Vice President, General Counsel of External Affairs at Qwest Communications. Prior to 1986, he served as an attorney with Exxon Corporation and its affiliates and as an attorney with the U. S. Department of Energy and its predecessors. Mr. Bianchino holds a B.A. (1970) and J.D. (1974) from Washburn University.

   Michael S. Chae, age 33, has served as one of our directors since November 30, 2001. Mr. Chae served as a director of iPCS from August 2000 until resigning from such position at the effective time of iPCS' merger with

AirGate. Mr. Chae also serves as a Principal of the Principal Investment Group of The Blackstone Group, L.P. Since joining Blackstone in 1997, Mr. Chae has been responsible for the execution of many of Blackstone's principal investments in the communications sector. Prior to joining Blackstone, Mr. Chae worked at the Carlyle Group, L.P., a Washington, D.C. based private equity investment firm and at Dillon, Reed & Co. Mr. Chae is a graduate of Harvard College, Cambridge University and Yale Law School.

   John R. Dillon, age 60, has served as one of our directors since February 2000. Mr. Dillon retired from Cox Enterprises in December 1996. Prior to his retirement, Mr. Dillon was responsible for all of Cox Enterprises' corporate financial activities as well as planning and development. Mr. Dillon joined Cox Communications in 1981 as its vice president and chief financial officer. Mr. Dillon was instrumental in taking Cox Communications private in 1985 and merging it with Cox Newspapers to form Cox Enterprises at which time he was elected senior vice president, chief financial officer and a member of its board of directors. Mr. Dillon initiated numerous telephony ventures and was Cox Enterprises' founding board member of Sprint PCS. Mr. Dillon holds an M.B.A. from Harvard Business School and a B.E.E. degree from Georgia Institute of Technology. Mr. Dillon is also a director of Ciena Corp., a manufacturer of optical networking equipment.

   Thomas M. Dougherty, age 57, has served as one of our directors since April 1999 and has been our president and chief executive officer since April 1999. From March 1997 to April 1999, Mr. Dougherty was a senior executive of Sprint PCS. From June 1996 to March 1997, Mr. Dougherty served as executive vice president and chief operating officer of Chase Telecommunications, a personal communications services company. Mr. Dougherty served as president and chief operating officer of Cook Inlet BellSouth PCS, L.P., a start-up wireless communications company, from November 1995 to June 1996. Prior to October 1995, Mr. Dougherty was vice president and chief operating officer of BellSouth Mobility DCS Corporation, a PCS company.

   Robert A. Ferchat, age 66, has served as one of our directors since October 1999. From November 1994 to January 1999, Mr. Ferchat served as the chairman of the board of directors, president and chief executive officer of BCE Mobile Communications, a wireless telecommunications company. From January 1999 until May 1999, Mr. Ferchat was chairman of BCE Mobile Communications. Mr. Ferchat is also a director and non-executive chairman of GST Telecommunications and a director of Brookfield Properties Corp., as well as two other companies that are traded on the Toronto Exchange.

   Sidney E. Harris, age 52, has served as one of our directors since May 2001. Dr. Harris is the Dean of the J. Mack Robinson College of Business at Georgia State University, and has held such position since 1997. From July 1987 to July 1997, Dr. Harris was Professor of Management at the Peter F. Drucker Graduate School of Management at the Claremont Graduate School, and he was Dean of the School of Management from September 1991 to July 1996. Dr. Harris is also a director of Transamerica Investors, Inc., an investment management company, and TSYS, Inc., a credit/debit card processor, and the ServiceMaster Company, a home and institutional services company.

   Barry J. Schiffman, age 55, has served as one of our directors and our chairman since October 1998. Mr. Schiffman is the president and executive managing director of JAFCO America Ventures, Inc., a venture capital firm, and has held such position since 1996. From 1994 until he joined JAFCO, he was a general partner at Weiss, Peck & Greer Venture Partners. Mr. Schiffman is also a member of the board of directors of Lightspan.com, a publicly held educational software company, and of several other private companies.

   Timothy M. Yager, age 32, has served as one of our directors since November 30, 2001. Mr. Yager served as the President and Chief Executive Officer and a director of iPCS from its formation in early 1999 until resigning from such positions at the effective time of iPCS' merger with AirGate. From January 1995 to January 1999, he was the Senior Vice President of Geneseo Communications, Inc., an independent telephone company in Illinois. During this time, he founded and was also the Chief Operating Officer, General Manager and later the President of GenSoft Systems, Inc., a subsidiary of Geneseo Communications, Inc., that designs software to provide information and billing services to the telecommunications industry.

Our Executive Officers

   The following table presents information with respect to our executive officers:

        Name         Age                      Position
        ----         ---                      --------
Thomas M. Dougherty. 57  President and Chief Executive Officer and Director
J. Mark Allen....... 41  Vice President of Marketing
Barbara L. Blackford 43  Vice President, General Counsel and Secretary
Alan B. Catherall... 48  Chief Financial Officer
Charles S. Goldfarb. 36  Vice President of Sales, Coastal Region
Jonathan M. Pfohl... 35  Vice President, Sales Operations
Dennis K. Rabon..... 32  Vice President of Sales, Interior Region
David C. Roberts.... 39  Vice President of Engineering and Network
                         Operations

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

   J. Mark Allen has been our vice president of marketing since June 2000. From January 2000 to June 2000, Mr. Allen served as vice president of marketing with RetailExchange.com in Boston. From July 1999 to January 2000, Mr. Allen served as a management consultant to several internet start-up companies. During the previous five years, Mr. Allen was vice president of marketing for Conxus Communications a wireless email and voice mail start-up supported by Motorola, Inc. and was responsible for a number of marketing leadership roles in the launch of the first PCS service in the nation under the Sprint Spectrum brand with Sprint PCS (American Personal Communications). Prior to that, Mr. Allen held several management positions at SkyTel in marketing, international operations and customer management. Mr. Allen has over 15 years of marketing and operations management experience.

   Barbara L. Blackford has been our vice president, general counsel and secretary since September 2000. From October 1997 to September 2000, Ms. Blackford was associate general counsel and secretary with Monsanto Company, serving in a variety of roles, including head of the corporate and mergers and acquisitions law groups and general counsel of Cereon Genomics. Prior to joining Monsanto Company, Ms. Blackford was a partner with the private law firm Long, Aldridge & Norman in Atlanta, Georgia. Ms. Blackford spent twelve years with the law firm Kutak Rock, which is consistently ranked among the top ten public finance firms nationally.

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

   Jonathan M. Pfohl has been our vice president, sales operations, since January 2001. Mr. Pfohl joined us in June 1999 as our vice president, financial operations. Prior to joining AirGate, Mr. Pfohl was responsible for oversight of regional financial and planning activities at Sprint PCS. He has over 10 years of wireless telecommunications industry experience, including financial and strategic planning roles at Frontier Corporation.

   Dennis K. Rabon has been our vice president of sales, interior region, since September 2000. Mr. Rabon joined us in October 1999 as market manager for the Columbia, South Carolina market. From July 1999 to September 1999, Mr. Rabon was a general sales manager for PageNet in Atlanta, Georgia. From December 1996 to July 1999, Mr. Rabon worked for Bandag Inc. initially as a sales development manager and most recently as a fleet sales manager. From August 1995 to December 1996, Mr. Rabon was a territory manager at Michelin Tire Corporation in Greenville, South Carolina. Mr. Rabon has ten years of management experience.

   David C. Roberts has been our vice president of engineering and network operations since July 1998. From July 1995 to July 1998, Mr. Roberts served as director of engineering for AirLink II LLC, an affiliate of our predecessor company.

Compliance With Section 16(a) Beneficial Ownership Reporting Requirements

   Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC and the NASDAQ reports of ownership and changes in ownership of our common stock. Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish us with a copy of all Section 16(a) forms they file.

   Based solely on a review of the copies of these reports furnished to us or written representations that no other reports were required, we believe that during fiscal year 2001, all our directors, executive officers and greater than ten percent beneficial owners complied with these requirements.

ITEM 11. Executive Compensation

Employment Agreements

   We have entered into an employment agreement with Thomas M. Dougherty, our chief executive officer. Mr. Dougherty's employment agreement is for a five-year term ending April 15, 2004. Mr. Dougherty is eligible under his employment agreement to receive an annual bonus of at least 50% of his base salary. Mr. Dougherty's base salary was set at $275,000 by the compensation committee of our board of directors. Under his employment agreement, Mr. Dougherty has a minimum guaranteed annual increase in his base salary of at least $20,000. Pursuant to his employment agreement, Mr. Dougherty was awarded options exercisable for 300,000 shares of common stock. Under the agreement, 25% of the awarded stock options vested on April 15, 1999 and became exercisable on April 15, 2000. The remaining 75% of the options vest in 15 equal quarterly installments beginning June 30, 2000. The exercise price of the stock options granted to Mr. Dougherty is $14.00 per share. In addition, Mr. Dougherty is eligible to participate in all employee benefit plans and policies. Mr. Dougherty's options provide for partial acceleration of vesting upon a change of control.

   The employment agreement provides that Mr. Dougherty's employment may be terminated with or without cause, as defined in the agreement, at any time. If Mr. Dougherty is terminated without cause, he is entitled to receive (1) six months base salary, plus one month's salary for each year employed, (2) all stock options vested on the date of termination and (3) six months of health and dental benefits. In the event of death of Mr. Dougherty, Mr. Dougherty's legal representative is entitled to twelve months base pay, plus a bonus of 20% of base pay. Under the employment agreement, Mr. Dougherty agreed to a restriction on his present and future employment. Mr. Dougherty agreed not to compete in the business of wireless telecommunications either directly or indirectly in our territory during his employment and for a period of 18 months after his employment is terminated.

   On May 4, 2000, we entered into a retention bonus agreement with Mr. Dougherty. Unless Mr. Dougherty voluntarily terminates employment or is terminated for cause, he is entitled to periodic retention bonuses totaling $3.6 million, payable on specified payment dates from April 15, 2000 to January 15, 2004, which are generally quarterly. In fiscal year 2001, Mr. Dougherty earned $720,000 under this agreement. Under the terms of the retention bonus agreement, 50% of unpaid retention bonus payments would be accelerated upon a change of control of the company.

   We have also entered into an employment agreement with Barbara L. Blackford, our Vice President, General Counsel and Secretary. Ms. Blackford is eligible under her employment agreement to receive an annual bonus based upon our incentive plans and policies, but at a target of not less than 35% of the then current base pay. Ms. Blackford may participate in any executive benefit/perquisite program we establish on the same terms as other executives, at a minimum aggregate benefit of $10,000 per year. Ms. Blackford's base salary pursuant to the agreement is currently $198,000 per year. Such amount is subject to review for an increase at least annually. Pursuant to her employment agreement, Ms. Blackford was awarded options exercisable for 90,000 shares of our common stock, 25% of which options vested at the end of Ms. Blackford's first year with us and the remainder vest in 5% increments for each three month period after the initial year that she remains employed by us. If, however, Ms. Blackford's employment is actually or constructively terminated upon a change of control of us, all of such options will automatically vest. The exercise price of the stock options granted to Ms. Blackford is $66.94 per share. In addition, Ms. Blackford is eligible to participate in all employee benefit plans and policies.

   The employment agreement provides that Ms. Blackford's employment may be terminated with or without cause, as defined in the agreement, at any time upon four weeks prior written notice. If Ms. Blackford is terminated without cause, she is entitled to receive six months' base salary, plus one month's salary for each year employed by us. Under the employment agreement, Ms. Blackford agreed to a restriction on her present and future employment. Ms. Blackford agreed not to disclose confidential information or trade secrets, solicit certain of our employees to terminate their employment with us or solicit certain of our customers to purchase competing products during her employment with us and for a period of two years after the termination of her employment. Ms. Blackford's agreement further provides that if we at any time after August 30, 2000 enter into an agreement with any member of our senior management other than our chief executive officer which agreement contains change of control provisions more favorable than those given to Ms. Blackford pursuant to her agreement, then such provisions (other than with respect to salary, bonus, and other dollar amounts) will be made available to Ms. Blackford.

   Finally, we have also entered into an employment agreement with David C. Roberts, our Vice President of Engineering and Network Operations. Mr. Roberts' employment may be terminated with or without cause at any time by us or Mr. Roberts upon four weeks prior written notice, except that if termination is for cause, no notice by us is required. Mr. Roberts is eligible under his employment agreement to receive an annual bonus based upon our incentive plans and policies but at a target of not less than 35% of his then current base salary. Mr. Roberts may participate in any executive benefit/perquisite program that we establish for a minimum aggregate benefit equal to $10,000. Mr. Roberts' base salary pursuant to the agreement is $180,000 per year. Such amount shall be adjusted annually to increase it by the greater of the consumer price index for all urban consumers, U.S. City Average, All Items or 5%. Pursuant to his employment agreement, Mr. Roberts was awarded options exercisable for 75,000 shares of our common stock which options vest 25% after the first two years Mr. Roberts was employed by us and the remainder vest in 6 1/4% quarterly increments thereafter. The exercise price of the stock options granted to Mr. Roberts is $14.00 per share. In addition, Mr. Roberts is eligible to participate in all employee benefit plans and policies.

   The employment agreement provides that Mr. Roberts' employment may be terminated with or without cause, as defined in the agreement, at any time. If we terminate Mr. Roberts' employment without cause, he is entitled to receive
(1) six months base salary, plus one month's salary for each year employed, (2) stock options vested on the date of termination and (3) six months of health and dental benefits. Any unvested options granted to Mr. Roberts fully vest and become exercisable upon Mr. Roberts' involuntary termination other than for cause. Cause is limited to breach of the noncompete obligations described below.

   Under the employment agreement, Mr. Roberts agreed to a restriction on his present and future employment. Mr. Roberts agreed (1) not to disclose confidential information or trade secrets during employment with us and for two years after termination and (2) not to compete with us during employment with us and for 18 months after termination.

Summary Compensation Table

   The following table shows the cash compensation paid by us, as well as certain other compensation paid or accrued, to the chief executive officer and our four other highest paid executive officers who received compensation in excess of $100,000 ("Named Executive Officers") for the fiscal years ended September 30, 2001, 2000 and 1999.

                          SUMMARY COMPENSATION TABLE

                                                                                     Long Term
                                                                                    Compensation
                                                                                       Awards
                                                                                     Securities
                                                                                     Underlying
                                                                                      Options/
                                                      Year Salary ($) Bonus ($)       SARs(#)
                                                      ---- ---------- ----------    ------------
Thomas M. Dougherty.................................. 2001  $272,789  $1,020,000(1)    41,408
 President and Chief Executive Officer                2000   231,250   1,432,125(1)        --
                                                      1999    82,500      71,875(2)   310,000(2)

Barbara L. Blackford................................. 2001   201,126     148,500       46,056
 Vice President, General Counsel and Secretary        2000     3,912          --       90,000
                                                      1999        --          --           --

Alan B. Catherall.................................... 2001   186,509     142,500       13,944
 Chief Financial Officer                              2000   160,750     105,866           --
                                                      1999    81,875      75,000       90,000

Jonathan M. Pfohl.................................... 2001   164,769     123,600       49,225
 Vice President, Sales Operations                     2000   115,773      94,080           --
                                                      1999    19,440      25,000       30,000

David C. Roberts..................................... 2001   179,231     135,000       13,521
 Vice President of Engineering and Network Operations 2000   154,250     103,819           --
                                                      1999   118,220      24,325       75,000

--------
(1) For fiscal year 2001, includes a $300,000 performance-based annual incentive award and $720,000 earned under a retention bonus agreement. For fiscal year 2000, includes a $202,125 performance-based annual incentive award and $1,230,000 earned under a retention bonus agreement, $900,000 of which was paid during fiscal 2000 and $330,000 of which was paid during fiscal 2001.
(2) Mr. Dougherty's bonus for the fiscal year ended September 30, 1999, consisted of a cash bonus of $71,875 and options to acquire 10,000 shares of common stock. The exercise price was equal to the market value of the common stock on October 21, 1999, and the options were immediately exercisable.

Option/SAR Grants During the Last Fiscal Year

   The following table sets forth information regarding option grants during the last fiscal year.

                     Option/SAR Grants in Last Fiscal Year

                                                            Potential realized Value at
                                                              Assumed Annual Rates of
                     Number of   % of                       Stock Price Appreciation for
                     Securities  Total                         Option Term (10 Years)
                     Underlying Options Exercise Expiration ----------------------------
        Name          Options   Granted  Price      Date          5%            10%
        ----         ---------- ------- -------- ----------   ----------    ----------
Thomas M. Dougherty.   41,408    10.4%   $36.75   11/2010   $  957,017     $2,425,268
Barbara L. Blackford   46,056    11.6%   $36.75   11/2010   $1,064,441     $2,697,502
Alan B. Catherall...   13,944     3.5%   $36.75   11/2010   $  322,272     $  816,701
Jonathan M. Pfohl...    4,225     1.1%   $36.75   11/2010   $   97,648     $  247,458
Jonathan M. Pfohl...   45,000    11.3%   $46.88    1/2011   $1,326,716     $3,362,159
David C. Roberts....   13,521     3.4%   $36.75   11/2010   $  312,496     $  791,925
                      -------    ----
                      164,154    41.2%

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Value Table

   The following table sets forth information concerning the value as of September 30, 2001 of options held by the Named Executive Officers.

                Aggregated Option Exercises in Last Fiscal Year

                                             Number of Securities
                      Shares                Underlying Unexercised         Value of Unexercised
                     Acquired                  Options at Fiscal         In-the-money Options at
                        on       Value             Year-End                  Fiscal Year-End
        Name         Exercise Realized(1) (exercisable/unexercisable) (exercisable/unexercisable)(2)
        ----         -------- ----------- --------------------------- ------------------------------
Thomas M. Dougherty. 107,143  $3,475,242        45,714/191,408            $1,094,370/$4,880,599
Barbara L. Blackford      --  $       --        22,500/113,556            $       -- /$ 353,250
Alan B. Catherall...   7,142  $  288,894         33,358/63,444            $1,014,750/$1,612,740
Jonathan M. Pfohl...  10,000  $  359,680          3,500/65,725            $   106,470/$ 534,336
David C. Roberts....  30,356  $  990,672              1/51,021            $       30/$1,244,456

--------
(1) Based upon the market price of the purchased shares on the exercise date less the option exercise price paid for such shares.
(2) The values of the unexercised in-the-money options were calculated by multiplying the number of shares of common stock underlying the options by the difference between $44.42, which was the closing market price of our common stock on September 30, 2001, and the option exercise price.

Directors' Compensation

   On July 31, 2001, our board of directors approved the AirGate PCS, Inc. 2001 Non-Employee Director Compensation Plan. Pursuant to the plan, non-employee directors receive an annual retainer, which may be comprised of cash, restricted stock or options to purchase shares of our common stock. From May 1, 2001 to September 30, 2001, each of Messrs. Dillon, Ferchat and Schiffman received $5,000 under the plan and each of Messrs. Bianchino and Harris received approximately $4,200. For each plan year (defined as the starting on the day of an annual meeting of our stockholders and ending on the day before our next annual meeting) beginning in 2002, each non-employee director that chairs one or more committees of our board of directors will receive an annual retainer of $12,000 and all other non-employee directors shall receive $10,000. The recipient may elect to receive up to 50% of such amount in the form of restricted stock or options to purchase shares of our common stock.

   In addition, each non-employee director that joins our board of directors after May 1, 2001, shall receive an initial grant of options to acquire 5,000 shares of our common stock. The options will vest in three equal annual installments beginning on the first day of the plan year following the year of grant. Each participant will also receive an annual grant of options to acquire 5,000 shares of our common stock which shall vest on the first day of the plan year following the year of grant. In lieu of this annual grant, the recipient may elect to receive three year's worth of annual option grants in a single upfront grant of options to acquire 15,000 shares of our common stock exercisable in three equal annual installments on the first day of each of the three succeeding plan years. All options will have an exercise price equal to the fair market value of our common stock on the date of grant. We will also reimburse each of the non-employee directors for reasonable travel expenses to board and committee meetings.
Compensation Committee Interlocks and Insider Participation

   None of the members of the Compensation Committee was an officer or employee of the company or had any relationship with us that requires disclosure under SEC regulations.

                         COMPENSATION COMMITTEE REPORT

Compensation Committee Responsibilities

   The Compensation Committee's basic responsibilities include: (1) encouraging the achievement of our performance goals by providing compensation that directly relates to the performance of individual and corporate objectives; (2) establishing compensation policies and guidelines that will attract and retain qualified personnel through an overall level of compensation opportunity that is competitive; and (3) promoting a direct relationship between compensation and company performance through stock option and other equity participation.

   In particular, the Compensation Committee reviews and recommends to the board of directors our executive compensation strategy; reviews and recommends to the board of directors compensation for the chief executive officer and other senior executives; and administers stock option and other compensation and benefit plans.

Compensation Philosophy

   We operate in the extremely competitive and rapidly changing telecommunications industry. The Compensation Committee believes that compensation programs for executive officers should be designed to attract, motivate and retain talented executives responsible for the success of the company and should be determined within a competitive framework and based on the achievement of designated financial and other performance targets, individual contributions and financial and other performance relative to that of its competitors. We have a "pay for performance" philosophy which rewards executives for long-term strategic management and enhancement of shareholder value. Within this overall philosophy, the Committee's objectives are to:

  . Offer a total compensation program that is competitive, taking into consideration the compensation practices of other companies.

  . Provide annual incentive compensation awards that take into account our overall performance against corporate objectives, as well as individual contributions.

  . Align the financial interests of executive officers with those of shareholders by providing significant equity-based, long-term incentives.

Compensation Components and Process

   Our compensation program for executives consists of three key elements: (1) base salary, (2) performance based annual incentive awards and (3) long term, equity-based incentive awards.

   The Compensation Committee determines these three key elements for executives with the assistance of our human resources staff and an independent consulting firm.

   Base Salary. The base salary for each executive is determined at levels for comparable positions at other companies. Our policy is to target base salaries at the 50th percentile of market compensation practices.

   Annual Incentive Awards. To reinforce the attainment of our goals, the Compensation Committee believes that a substantial portion of the annual compensation of each executive should be in the form of variable incentive pay with the target of providing such incentives at the 60th percentile of market compensation practices. For fiscal year 2001, the Compensation Committee established performance targets for our revenues and expenses at the beginning of the fiscal year. We exceeded these performance targets. Awards paid to executives reflected those results, plus individual accomplishments of both corporate and functional objectives.

   Long-Term, Equity-Based Incentive Awards. The goal of our long-term, equity-based incentive awards is to align the interests of executives with shareholders and to provide each executive with a significant incentive to manage the company from the perspective of an owner with an equity stake in the business.

   The Compensation Committee makes annual awards of long-term, equity-based incentives. The Compensation Committee will determine the size of these awards with the target of providing such incentives at the 75th percentile of market compensation practices. Each grant allows an executive to acquire shares of our common stock at a fixed price per share over a specified period of time. These grants generally vest over a four-year period, 25% per year.

CEO Compensation

   The annual base salary for Mr. Dougherty was established by the Compensation Committee. The Committee's decision was based on both Mr. Dougherty's personal performance of his duties and the salary levels paid to chief executive officers of other comparable companies. The Compensation Committee continues to assess the market data for chief executive officers of other comparable companies to ensure that Mr. Dougherty's compensation is consistent with our stated compensation objectives.

   On May 4, 2000, we entered into a retention bonus agreement with Mr. Dougherty. Unless Mr. Dougherty voluntarily terminates employment or is terminated for cause, he is entitled to periodic retention bonuses totaling $3.6 million, payable on specified payment dates from April 15, 2000 to January 15, 2004, which are generally quarterly. Under the terms of the retention bonus agreement, 50% of unpaid retention bonus payments would be accelerated upon a change of control of the company.

   Payments under the retention bonus agreement are not a part of, or considered in, the variable annual incentive program awards. Mr. Dougherty's 2001 fiscal year incentive compensation was based on the performance of the company in exceeding its performance targets. Mr. Dougherty's incentive compensation was based on the same company targets used for all executive officers and provided no dollar guarantees. During fiscal year 2001, Mr. Dougherty also received a stock option grant in the amount of 41,408 shares at a price of $36.75.

Compliance with Internal Revenue Code Section 162(m)

   Section 162(m) of the Internal Revenue Code limits AirGate's ability to deduct annual compensation in excess of $1 million paid to any of our top executive officers. This limitation generally does not apply to compensation based on performance goals if certain requirements are met. Stock option grants under our Incentive Stock Plan have been designed so that any compensation deemed to be paid in connection with the exercise of option grants will qualify as performance-based compensation which is not subject to the $1 million deduction limitation. However, amounts paid under Mr. Dougherty's retention bonus agreement are subject to the Section 162(m) limitation on deductibility. It is the Committee's intent to maximize the deductibility of executive compensation while retaining the discretion necessary to compensate executive officers in a manner commensurate with performance and the competitive market of executive talent.

Submitted by the Compensation Committee
John R. Dillon, Chair
Bernard A. Bianchino
Robert A. Ferchat

                            STOCK PERFORMANCE GRAPH

   The chart below compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Stock Market (U.S.) and the Nasdaq Telecommunications Index for the period commencing September 28, 1999 (the first day of trading of our common stock after our initial public offering) and ending September 30, 2001, assuming an investment of $100 and the reinvestment of any dividends.

   The base price for our common stock is the initial public offering price of $17.00 per share. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of the common stock.

                                    [CHART]



                COMPARISON OF ONE YEAR CUMULATIVE TOTAL RETURN
         AMONG AIRGATE PCS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                    AND THE NASDAQ TELECOMMUNICATIONS INDEX

                               Cumulative Total Return
                           -------------------------------
Name of Company            9/28/99  9/99    9/00    9/01
---------------            ------- ------- ------- -------
AirGate PCS, Inc.......... $100.00 $146.32 $263.97 $261.29
NASDAQ Stock Market (U.S.) $100.00 $ 99.58 $132.21 $ 54.38
NASDAQ Telecommunication.. $100.00 $ 99.58 $116.69 $ 32.47

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management

   On November 20, 2001, there were 13,364,980 shares of our common stock outstanding. The following table presents certain information regarding the beneficial ownership of our common stock, as of November 20, 2001 with respect to:

  . each person who, to our knowledge, is the beneficial owner of 5% or more of our outstanding common stock;

  .  each of our directors;

  .  each of the Named Executive Officers; and

  .  all of our executive officers and directors as a group.

                                                                              Percentage
                                                                  Number of       of
                                                                    Shares    Outstanding
                                                                 Beneficially   Common
Name and Address of Beneficial Owner(1)                            Owned(2)      Stock
---------------------------------------                          ------------ -----------
Bernard A. Bianchino............................................      5,000         *
Barbara A. Blackford(3).........................................     38,127         *
Alan B. Catherall(4)............................................     49,776         *
John R. Dillon(5)...............................................      8,500         *
Thomas M. Dougherty(6)..........................................    101,509         *
Robert A. Ferchat...............................................      5,000         *
Sidney E. Harris................................................          0         *
Jonathan Pfohl(7)...............................................      7,120         *
David C. Roberts(8).............................................     59,161         *
Barry Schiffman(9)..............................................     36,354         *
Franklin Resources, Inc.(10)....................................  1,336,000      10.0%
FMR Corp.(11)...................................................  1,266,800       9.5%
J. & W. Seligman & Co., Incorporated(12)........................  1,034,270       7.7%
John Hancock Financial Services, Inc.(13).......................    875,550       6.6%
AIM Management Group, Inc.(14)..................................    826,711       6.2%
T. Rowe Price Associates, Inc.(15)..............................    781,250       5.8%
All executive officers and directors as a group (13 persons)(16)    422,722       3.1%

--------
 *  Less than one percent.
 (1) Except as indicated, the address for each executive officer and director is 233 Peachtree Street, N.E., Harris Tower, Suite 1700, Atlanta, Georgia 30303.
 (2) Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act. A person is deemed to be the beneficial owner of shares of common stock if such person has or shares voting or investment power with respect to such common stock, or has the right to acquire beneficial ownership at any time within 60 days of the date of the table. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.
 (3) Includes 38,014 shares of common stock subject to options which are exercisable within 60 days of the date of this table.
 (4) Includes 41,344 shares of common stock subject to options which are exercisable within 60 days of the date of this table.
 (5) Includes 6,000 shares of common stock subject to options which are exercisable within 60 days of the date of this table.
 (6) Includes 86,065 shares subject to options which are exercisable within 60 days of the date of this table, 100 shares of common stock owned by Mr. Dougherty's wife and 750 shares of common stock owned by Mr. Dougherty's children.
 (7) Includes 6,057 shares of common stock subject to options which are exercisable within 60 days of the date of this table.
 (8) Includes 8,070 shares of common stock subject to options which are exercisable within 60 days of the date of this table.

 (9) Includes 21,457 shares of common stock held by Mr. Schiffman in his individual capacity and 14,897 shares of common stock Mr. Schiffman is deemed to beneficially own as president and executive managing director of JAFCO America Ventures, Inc. Mr. Schiffman's address is 505 Hamilton Avenue, Suite 310, Palo Alto, California 94301.
(10) Information presented is based on a Schedule 13G dated November 9, 2001 by Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisers, Inc. The Schedule 13G indicates that Franklin Advisers, Inc. beneficially owns and has sole voting and dispositive power over 1,185,400 shares of our common stock and that Fiduciary Trust Company International has sole voting and dispositive power over 150,600 shares of our common stock. According to the Schedule 13G, both entities advise one or more open or closed-end investment companies or other managed accounts which beneficially own the shares. The Schedule 13G further indicates that each of Franklin Resources, Inc. ("FRI"), as the parent holding company of the advisers, Charles B. Johnson, as a principal shareholder of FRI, and Rupert H. Johnson, Jr., as a principal shareholder of FRI, beneficially owns those 1,336,000 shares of our common stock. Each of the reporting persons disclaims beneficial ownership of these shares of our common stock.
(11) Information presented is based on a Schedule 13G dated November 13, 2001 and jointly filed by FMR Corp., Edward C. Johnson III, Abigail P. Johnson, Fidelity Management & Research Company and Fidelity Contrafund. The
     Schedule 13G indicates with respect to the three reporting persons that FMR Corp. beneficially owns 1,344,440 shares of our common stock and has sole voting and dispositive power over such shares and that each of Mr.
     and Ms. Johnson beneficially owns those same shares and has sole dispositive power over them.
(12) Information presented is based on a Schedule 13G dated February 1, 2001 and filed by J. & W. Seligman & Co., Incorporated and William C. Morris. The Schedule 13G indicates that both filers beneficially own and have shared dispositive power over the same 1,034,270 shares of AirGate common stock and have shared voting power over 803,700 of those shares.
(13) Information presented is based on a Schedule 13G dated February 5, 2001 and filed by John Hancock Financial Services, Inc., John Hancock Life Insurance Company, John Hancock Subsidiaries, Inc., the Berkeley Financial Group, Inc., and John Hancock Advisers, Inc. The Schedule 13G indicates that John Hancock Advisers, Inc. beneficially owns and has sole voting and sole dispositive power over 875,550 shares of AirGate common stock. It also indicates that the other joint filers do not beneficially own any of such shares except through its indirect, wholly-owned subsidiary, John Hancock Advisers, Inc.
(14) Information presented is based on a Schedule 13G dated February 9, 2001 and filed by AIM Management Group, Inc., AIM Advisors, Inc. and AIM
     Capital Management, Inc. The Schedules 13G indicates that AIM Management Group, Inc., on behalf of itself and the other two filers, as wholly-owned subsidiaries of AIM Management Group Inc., beneficially owns and has sole voting and dispositive power over 826,711 shares of AirGate common stock.
(15) Information presented is based on a Schedule 13G dated February 12, 2001 and filed by T. Rowe Price Associates, Inc. The Schedule 13G indicates that the filer beneficially owns and has sole dispositive power over 781,250 shares of AirGate common stock and has sole voting power over 155,200 of those shares.
(16) Includes 295,587 shares of common stock subject to options which are exercisable within 60 days of the date of this table.

ITEM 13. Certain Relationships And Related Transactions

   From our inception through May 1999, we received financing from affiliates of JAFCO America Ventures, Inc. Mr. Schiffman, one of our directors, is president, executive managing director, chief investment officer and a member of the board of JAFCO America Ventures, Inc.

   In September 1998, we issued $3.0 million of subordinated promissory notes to the JAFCO America Ventures, Inc. affiliated funds. These notes provided for the conversion of the notes into preferred or common stock upon the satisfaction of certain conditions or repayment of the notes one year after their issuance.

   We also issued warrants to purchase preferred stock to the JAFCO America Ventures, Inc. related funds in consideration for their financing. The warrants were to be exercised on the earlier of five years from the date of issuance or an initial public offering. In March, April and May 1999, we received $1.25 million of additional financing from the JAFCO America Ventures, Inc. affiliated funds pursuant to subordinated notes. In May 1999, we consolidated the promissory notes issued to the JAFCO America Ventures, Inc. affiliated funds for a total of $4.394 million into subordinated promissory notes that were converted into shares of our common stock concurrently with the completion of our initial public offering at a price 48% less than the price of a share of common stock sold in that public offering. The warrants held by the JAFCO America Ventures, Inc. affiliated funds were terminated. In connection with the issuance of these convertible notes, we entered into a registration rights agreement with the JAFCO America Ventures, Inc. affiliated funds.

                                    PART IV

ITEM 14. Financial Statements, Schedules, Reports On Form 8-K And Exhibits

   (a) Financial Statements

      1. The following financial statements are filed with this report on the pages indicated:

                                                                              Page
                                                                              ----

Independent Auditors' Report.................................................  66

Consolidated Balance Sheets as of September 30, 2001 and September 30,
  2000.......................................................................  67

Consolidated Statements of Operations for the years ended September 30,
  2001 and 2000, and the nine months ended September 30, 1999................  68

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
  September 30, 2001 and 2000, and the nine months ended September 30,
  1999.......................................................................  69

Consolidated Statements of Cash Flows for the years ended September 30,
  2001 and 2000, and the nine months ended September 30, 1999................  70

Notes to the Consolidated Financial Statements...............................  72

   (b) Financial Statement Schedule


    Financial Statement Schedule
       Report of Independent Auditors' on Financial Statement Schedule. 92
       Schedule II--Valuation and Qualifying Accounts.................. 93

      1. Exhibits

          See Item 14(c) below

   (c) Reports on Form 8-K

      On August 31, 2001, we filed a Current Report on Form 8-K with the Securities and Exchange Commission that provided information under Item 5--Other Events disclosing that on August 28, 2001, AirGate PCS, Inc., had entered into an Agreement and Plan of Merger with iPCS, Inc. regarding the proposed combination of AirGate and iPCS. In connection with the Merger Agreement, AirGate and certain stockholders of iPCS will enter into a Registration Rights Agreement. Concurrently with the signing of the Merger Agreement, AirGate, iPCS and certain stockholders of iPCS entered into a Support Agreement. The Merger Agreement, a form of Registration Rights Agreement and a form of Support Agreement were filed as exhibits thereto.

      On August 29, 2001, we filed a Current Report on Form 8-K with the Securities and Exchange Commission that provided information under Item 5--Other Events disclosing the issuance of a joint press release announcing the approval of a proposed combination of AirGate and iPCS. The press release was filed as an exhibit thereto.

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

  4.2   Form of warrant issued in units offering (included in Exhibit 10.15)

  4.3   Form of Lucent Warrants (Incorporated by reference to Exhibit 4.4 to the Registration Statement on
          Form S-1/A filed by the company with the Commission on September 17, 1999 (SEC File Nos.
          333-79189-02 and 333-79189-01))

  4.4   Form of Indenture for senior subordinated discount notes (including form of pledge agreement)
          (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/A filed by the company with the Commission on September 23, 1999 (SEC File Nos. 333-79189-02 and 333-
          79189-01))

  4.5   Form of unit (included in Exhibit 10.15)

 10.1   Sprint PCS Management Agreement and Addenda I-III thereto between SprintCom, Inc. and AirGate
          Wireless, L.L.C. (Incorporated by reference to Exhibit 10.1 to the Registration Statement on
          Form S-1/A filed by the company with the Commission on June 15, 1999 (SEC File
          Nos. 333-79189-02 and 333-79189-01))

 10.2   Assignment of Sprint PCS Management Agreement, Sprint Spectrum Services Agreement and
          Trademark and Service Mark Agreement from AirGate Wireless, L.L.C. to AirGate Wireless, Inc.
          dated November 20, 1998 (Incorporated by reference to Exhibit 10.14 to the Registration
          Statement on Form S-1/A filed by the company with the Commission on August 9, 1999 (SEC File
          Nos. 333-79189-02 and 333-79189-01))

 10.3   Addendum IV to Sprint PCS Management Agreement dated August 26, 1999 by and among
          SprintCom, Inc., Sprint Communications Company, L.P., Sprint Spectrum L.P. and AirGate PCS,
          Inc. (Incorporated by reference to Exhibit 10.1.2 to the annual report on Form 10-K filed by the company with the Commission on December 18, 2000 for the year ended September 30, 2000
          (SEC File No. 000-27455))

 10.4   Addendum V to Sprint PCS Management Agreement dated May 12, 2000 by and among SprintCom,
          Inc., Sprint Communications Company, L.P. and AirGate PCS, Inc. (Incorporated by reference to
          Exhibit 10.1.3 to the annual report on Form 10-K filed by the company with the Commission on
          December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))

 10.5   Addendum VI to Sprint PCS Management Agreement dated December 8, 2000 by and among
          SprintCom, Inc., Sprint Communications Company, L.P., Sprint Spectrum, L.P. and AirGate PCS,
          Inc. (Incorporated by reference to Exhibit 10.1.4 to the quarterly report on Form 10-Q filed by the company with the Commission on February 14, 2001 for the quarter ended December 31, 2000
          (SEC File No. 000-27455))

 10.6   Sprint PCS Services Agreement between Sprint Spectrum L.P. and AirGate Wireless, L.L.C.
          (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A filed by the company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and
          333-79189-01))

Exhibit
Number  Number description
------  ------------------

  10.7  Sprint Spectrum Trademark and Service Mark License Agreement (Incorporated by reference to
          Exhibit 10.3 to the Registration Statement on Form S-1/A filed by the company with the
          Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

  10.8  Sprint Trademark and Service Mark License Agreement (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A filed by the company with the Commission on June 15,
          1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

  10.9  Consent and Agreement (Incorporated by reference to Exhibit 10.13 to the Registration Statement on
          Form S-1/A filed by the company with the Commission on September 17, 1999 (SEC File Nos.
          333-79189-02 and 333-79189-01))

 10.10  Master Site Agreement dated August 6, 1998 between AirGate and BellSouth Carolinas PCS, L.P.,
          BellSouth Personal Communications, Inc. and BellSouth Mobility DCS (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed by the company with the
          Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

 10.11  Notice to AirGate of an assignment of sublease dated September 20, 1999 between BellSouth
          Cellular Corp. and Crown Castle South Inc., given pursuant to Section 16(b) of the Master Site
          Agreement. (Incorporated by reference to Exhibit 10.5.1 to the annual report on Form 10-K filed by the company with the Commission on December 18, 2000 for the year ended September 30,
          2000 (SEC File No. 000-27455))

 10.12  Master Tower Space Reservation and License Agreement dated February 19, 1999 between AGW
          Leasing Company, Inc. and American Tower, L.P. (Incorporated by reference to Exhibit 10.5.2 to the annual report on Form 10-K filed by the company with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))

 10.13  Master Antenna Site Lease No. J50 dated July 20, 1999 between Pinnacle Towers Inc. and AGW
          Leasing Company. (Incorporated by reference to Exhibit 10.5.3 to the annual report on Form 10-K filed by the company with the Commission on December 18, 2000 for the year ended September
          30, 2000 (SEC File No. 000-27455))

 10.14  Compass Telecom, L.L.C. Construction Management Agreement (Incorporated by reference to
          Exhibit 10.6 to the Registration Statement on Form S-1/A filed by the company with the
          Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

 10.15  First Amendment to Services Agreement between AirGate PCS, Inc. and COMPASS Telecom
          Services, L.L.C. dated May 30, 2000 (Incorporated by reference to Exhibit 6.2 to the quarterly report on Form 10-Q filed by the company with the Commission on August 14, 2000 for the quarter ended June 30, 2000 (SEC File No.000-27455))

 10.16  Commercial Real Estate Lease dated August 7, 1998 between AirGate and Perry Company of
          Columbia, Inc. to lease a warehouse facility (Incorporated by reference to Exhibit 10.7 to the
          Registration Statement on Form S-1/A filed by the company with the Commission on July 12,
          1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

 10.17  Lease Agreement dated August 25, 1999 between Robert W. Bruce, Camperdown Company, Inc. and
          AGW Leasing Company, Inc. to lease office/warehouse space in Greenville, South Carolina.
          (Incorporated by reference to Exhibit 10.7.1 to the annual report on Form 10-K filed by the company with the Commission on December 18, 2000 for the year ended September 30, 2000
          (SEC File No. 000-27455))

 10.18  Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.8 to the Registration
          Statement on Form S-1/A filed by the company with the Commission on June 15, 1999 (SEC File
          Nos. 333-79189-02 and 333-79189-01))

Exhibit
Number  Number description
------  ------------------

 10.19  Credit Agreement with Lucent (including form of pledge agreement and form of intercreditor agreement) (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form
          S-1/A filed by the company with the Commission on September 17, 1999 (SEC File Nos.
          333-79189-02 and 333-79189-01))

 10.20  Form of Warrant for units offering (including from of warrant in units offering and form of unit)
          (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1/A filed by the company with the Commission on September 23, 1999 (SEC File Nos. 333-79189-02 and
          333-79189-01))

 10.21  Employment Agreement dated April 9, 1999 by and between AirGate PCS, Inc. and Thomas M.
          Dougherty (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/A
          filed by the company with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and
          333-79189-01))

 10.22  Employment Agreement dated as of September 27, 1999 by and between AirGate PCS, Inc. and
          David C. Roberts

 10.23  Employment Agreement dated as of August 30, 2000 by and between AirGate PCS, Inc. and Barbara
          L. Blackford

 10.24  AirGate PCS, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the
          Registration Statement on Form S-8 filed by the company with the Commission on April 10, 2000
          (SEC File No. 333-34416))

 10.25  Form of AirGate PCS, Inc. Option Agreement

 10.26  First Amendment to Employment Agreement dated December 20, 1999 between AirGate PCS, Inc.
          and Thomas M. Dougherty (Incorporated by reference to Exhibit 10.16 to the quarterly report on
          Form 10-Q filed by the company with the Commission on May 15, 2000 for the quarter ended
          March 31, 2000 (SEC File No.000-27455))

 10.27  Retention Bonus Agreement dated May 4, 2000 between AirGate PCS, Inc. and Thomas M.
          Dougherty (Incorporated by reference to Exhibit 10.17 to the quarterly report on Form 10-Q filed by the company with the Commission on May 15, 2000 for the quarter ended March 31, 2000
          (SEC File No.000-27455))

 10.28  AirGate PCS, Inc. 2001 Non-Executive Stock Option Plan (Incorporated by reference to Exhibit
          10.11.2 to the quarterly report on Form 10-Q filed by the company with the Commission on
          February 14, 2001 for the quarter ended December 31, 2000 (SEC File No. 000-27455))

 10.29  AirGate PCS, Inc. 2001 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11.3 to the quarterly report on Form 10-Q filed by the company with the Commission on February 14,
          2001 for the quarter ended December 31, 2000 (SEC File No. 000-27455))

 10.30  AirGate PCS, Inc. 2001 Non-Employee Director Compensation Plan

 10.31  Agreement and Plan of Merger, dated as of August 28, 2001, by and between AirGate, PCS, Inc. and
          iPCS, Inc. (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the company with the Commission on August 31, 2001 (SEC File No. 000-27455))

Exhibit
Number  Number description
------  ------------------

 10.32  Form of Registration Rights Agreement by and among AirGate PCS, Inc., Blackstone/iPCS, L.L.C.,
          Blackstone iPCS Capital Partners L.P., Blackstone Communications Partners I L.P. TCW/Crescent
          Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust,
          L.P., TCW Leveraged Income Trust II, L.P., TCW Leveraged Income Trust IV, TCW Shared
          Opportunity Fund II, Shared Opportunity Fund IIB, L.L.C., TCW Shared Opportunity Fund III,
          L.P., Geneseo Communications, Inc., Cambridge Telcom, Inc., Cass Communications, Inc.,
          Technology Group, LLC, Montrose Mutual PCS, Inc., Gridley Enterprises, Inc., Timothy M.
          Yager and Kelly M. Yager (Incorporated by reference to Exhibit 10.2 to the current report on
          Form 8-K filed by the company with the Commission on August 31, 2001 (SEC File No. 000-
          27455)

    21  Subsidiaries of AirGate PCS, Inc

    23  Consent of KPMG LLP

    24  Power of Attorney (Incorporated by reference to Exhibit 24.1 to the Registration Statement filed by the Company with the Commission on November 13, 2001 (SEC File No. 333-73254)

 .

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 30, 2001.

                                          AIRGATE PCS, INC.

                                          By:             /S/ ALAN B. CATHERALL
                                             __________________________________
                                                     Alan B. Catherall
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

              Name                              Title                      Date
              ----                              -----                      ----
             /S/  *              Chief Executive Officer and         November 30, 2001
--------------------------------   Director (Principal Executive
      Thomas M. Dougherty          Officer)
     /S/ ALAN B. CATHERALL       Chief Financial Officer (Principal  November 30, 2001
--------------------------------   Financial and Accounting
       Alan B. Catherall           Officer)
             /S/  *              Chairman of the Board of Directors  November 30, 2001
--------------------------------
        Barry Schiffman
             /S/  *              Director                            November 30, 2001
--------------------------------
      Bernard A. Bianchino
             /S/  *              Director                            November 30, 2001
--------------------------------
         John R. Dillon
             /S/  *              Director                            November 30, 2001
--------------------------------
         Robert Ferchat
             /S/  *              Director                            November 30, 2001
--------------------------------
        Sidney E. Harris
      /S/ MICHAEL S. CHAE        Director                            November 30, 2001
--------------------------------
        Michael S. Chae
      /S/ TIMOTHY M. YAGER       Director                            November 30, 2001
--------------------------------
        Timothy M. Yager
By:     /S/ BARBARA L. BLACKFORD Vice President, General Counsel and November 30, 2001
--------------------------------   Corporate Secretary
            Barbara L. Blackford
             Attorney-in-fact

--------
* Barbara Blackford, by signing her name hereto, does sign this document on behalf of the above noted individuals pursuant to powers of attorney duly executed by such individuals, which have been filed as an exhibit to this Report.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
AirGate PCS, Inc.:

   We have audited the accompanying consolidated balance sheets of AirGate PCS, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2001 and 2000, and the nine months ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AirGate PCS, Inc. and subsidiaries as of September 30, 2001 and 2000 and the results of their operations and their cash flows for the years ended September 30, 2001 and 2000, and the nine months ended September 30, 1999, in conformity with accounting principles generally accepted in the United States of America.

                                          /S/ KPMG LLP

Atlanta, Georgia
November 9, 2001

                      AIRGATE PCS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except share and per share amounts)

                                                                                           September 30,
                                                                                       --------------------
                                                                                         2001       2000
                                                                                       ---------  ---------
                                       ASSETS
                                       ------
Current assets:
   Cash and cash equivalents.......................................................... $  14,290  $  58,384
   Accounts receivable, net (note 3)..................................................    23,798      4,928
   Receivable from Sprint PCS.........................................................    10,200      3,768
   Inventories........................................................................     4,639      2,902
   Prepaid expenses...................................................................     3,428      2,106
   Direct customer activation costs...................................................     3,693        627
   Other current assets...............................................................     1,291      1,600
                                                                                       ---------  ---------
       Total current assets...........................................................    61,339     74,315
Property and equipment, net (note 4)..................................................   209,326    183,581
Site lease deposits...................................................................        --         --
Financing costs.......................................................................     7,888      9,098
Other assets..........................................................................     2,457      1,954
                                                                                       ---------  ---------
                                                                                       $ 281,010  $ 268,948
                                                                                       =========  =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                   ----------------------------------------------
Current liabilities:
   Accounts payable................................................................... $  10,210  $  21,009
   Accrued expenses...................................................................    13,840      9,548
   Payable to Sprint PCS..............................................................    32,564      5,292
   Deferred revenue...................................................................    10,485      1,828
                                                                                       ---------  ---------
       Total current liabilities......................................................    67,099     37,677
Deferred revenue......................................................................       309        671
Long-term debt (note 5)...............................................................   266,326    180,727
                                                                                       ---------  ---------
       Total liabilities..............................................................   333,734    219,075
                                                                                       ---------  ---------
Stockholders' equity (deficit) (note 7):
   Preferred stock, par value, $.01 per share; 5,000,000 shares authorized; no shares
     issued and outstanding...........................................................        --         --
   Common stock, par value, $.01 per share; 150,000,000 shares authorized;
     13,364,980 and 12,816,783 shares issued and outstanding at September 30, 2001
     and 2000, respectively...........................................................       134        128
   Additional paid-in-capital.........................................................   168,255    161,575
   Accumulated deficit................................................................  (219,567)  (108,577)
   Unearned stock option compensation.................................................    (1,546)    (3,253)
                                                                                       ---------  ---------
       Total stockholders' equity (deficit)...........................................   (52,724)    49,873
                                                                                       ---------  ---------
Commitments and contingencies (notes 2, 5, 9 and 11)..................................        --         --
                                                                                       ---------  ---------
                                                                                       $ 281,010  $ 268,948
                                                                                       =========  =========

       See accompanying notes to the consolidated financial statements.

                      AIRGATE PCS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars in thousands, except share and per share amounts)



                                                                                                Nine Months
                                                                     Year Ended September 30,      Ended
                                                                     ------------------------  September 30,
                                                                        2001         2000          1999
                                                                     -----------  -----------  -------------
Revenues:
   Service revenue.................................................. $   105,976  $     9,746   $       --
   Roaming revenue..................................................      55,329       12,338           --
   Equipment revenue................................................      10,782        2,981           --
                                                                     -----------  -----------   ----------
          Total revenues............................................ $   172,087  $    25,065   $       --
                                                                     -----------  -----------   ----------
Operating expenses:
   Cost of service and roaming......................................    (116,732)     (27,770)          --
   Cost of equipment................................................     (20,218)      (5,685)          --
   Selling and marketing............................................     (71,617)     (28,357)          --
   General and administrative.......................................     (15,742)     (14,078)      (5,294)
   Noncash stock option compensation
     (In 2001, $1,399 related to general and administrative, $177 related to cost of service and roaming, and $89 related to selling and marketing. In 2000, $1,260 related to general
       and administrative, $223 related to cost of service and
       roaming, and $182 related to selling and marketing. In
       1999, $325 related to general and administrative)............      (1,665)      (1,665)        (325)
   Depreciation and amortization....................................     (30,667)     (12,034)        (622)
                                                                     -----------  -----------   ----------
          Total operating expenses..................................    (256,641)     (89,589)      (6,241)
                                                                     -----------  -----------   ----------
          Operating loss............................................     (84,554)     (64,524)      (6,241)
Interest income.....................................................       2,463        9,321           --
Interest expense....................................................     (28,899)     (26,120)      (9,358)
                                                                     -----------  -----------   ----------
          Net loss.................................................. $  (110,990) $   (81,323)  $  (15,599)
                                                                     ===========  ===========   ==========
Basic and diluted net loss per share of common stock................ $     (8.48) $     (6.60)  $    (4.57)
                                                                     ===========  ===========   ==========
Weighted-average outstanding common shares..........................  13,089,285   12,329,149    3,414,276
                                                                     ===========  ===========   ==========
Weighted-average potentially dilutive
   common stock equivalents:
          Common stock options......................................     510,620      777,758       42,157
          Stock purchase warrants...................................      94,078      142,492       29,187
          Convertible promissory notes..............................          --           --      433,249
                                                                     -----------  -----------   ----------
Weighted-average outstanding common shares including potentially
  dilutive common stock equivalents.................................  13,693,983   13,249,399    3,918,869
                                                                     ===========  ===========   ==========

       See accompanying notes to the consolidated financial statements.

                      AIRGATE PCS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 (Dollars in thousands, except share amounts)

                 Years ended September 30, 2001 and 2000, and
                   the nine months ended September 30, 1999



                                                                                                             Total
                                                     Common Stock    Additional               Unearned   stockholders'
                                                   -----------------  paid-in   Accumulated stock option    equity
                                                     Shares   Amount  capital     deficit   compensation   (deficit)
                                                   ---------- ------ ---------- ----------- ------------ -------------
Balance at December 31, 1998......................  3,382,518  $ 34   $  6,271   $ (11,655)   $    --      $  (5,350)
Issuance of stock purchase warrants in connection
 with issuance of convertible notes payable to
 stockholders and senior credit facility (notes
 7(b)(i) and 7(b)(ii))............................         --    --      2,369          --         --          2,369
Beneficial conversion feature of convertible notes
 payable to stockholders (note 7(a)(iii)).........         --    --      6,979          --         --          6,979
Unearned compensation related to grant of
 compensatory stock options (note 7(c))...........         --    --      3,225          --     (3,225)            --
Stock option compensation (note 7(c)).............         --               --          --        325            325
Issuance of common stock, net of offering costs
 (note 7(a)(ii))..................................  7,705,000    77    120,391          --         --        120,468
Issuance of warrants in connection with units
 offering (note 7(b)(iii))........................         --    --     10,948          --         --         10,948
Conversion of notes payable to stockholders to
 common stock (note 7(a)(iii))....................    869,683     9      7,697          --         --          7,706
Net loss..........................................         --    --         --     (15,599)        --        (15,599)
                                                   ----------  ----   --------   ---------    -------      ---------
Balance at September 30, 1999..................... 11,957,201   120    157,880     (27,254)    (2,900)       127,846
Conversion of notes payable to stockholders to
 common stock including beneficial conversion
 feature (note 7(a)(iii)).........................     12,533    --        213          --         --            213
Exercise of common stock purchase warrants (notes
 7(b)(i), 7(b)(ii) and 7(b)(iii)).................    762,444     8         (3)         --         --              5
Unearned compensation related to grant of
 compensatory stock options (note 7(c))...........         --    --      2,231          --     (2,231)            --
Issuance of stock purchase warrants in connection
 with senior credit facility (note 7(b)(ii))......         --    --        282          --         --            282
Exercise of stock options (note 7(c)).............     84,605    --      1,185          --         --          1,185
Forfeiture of compensatory stock options
 (note 7(c))......................................         --    --       (213)         --        213             --
Stock option compensation (note 7(c)).............         --               --          --      1,665          1,665
Net loss..........................................         --    --         --     (81,323)        --        (81,323)
                                                   ----------  ----   --------   ---------    -------      ---------
Balance at September 30, 2000..................... 12,816,783   128    161,575    (108,577)    (3,253)        49,873
                                                   ----------  ----   --------   ---------    -------      ---------
Exercise of common stock purchase warrants
 (notes 7(a)(iii).................................     80,641     1         --          --         --              1
Exercise of stock options (note 7(c)).............    467,556     5      6,722          --         --          6,727
Forfeiture of compensatory stock options
 (note 7(c))......................................         --    --        (81)         --         81             --
Stock option compensation (note 7(c)).............         --    --         39          --      1,626          1,665
Net loss..........................................         --    --         --    (110,990)        --       (110,990)
                                                   ----------  ----   --------   ---------    -------      ---------
Balance at September 30, 2001..................... 13,364,980  $134   $168,255   $(219,567)   $(1,546)     $ (52,724)
                                                   ==========  ====   ========   =========    =======      =========

       See accompanying notes to the consolidated financial statements.

                      AIRGATE PCS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                          Year Ended
                                                                                         September 30,
                                                                                     --------------------  Nine Months Ended
                                                                                       2001       2000     September 30, 1999
                                                                                     ---------  ---------  ------------------
Cash flows from operating activities:
  Net loss.......................................................................... $(110,990) $ (81,323)      $(15,599)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization....................................................    30,667     12,034            622
   Amortization of financing costs included in interest expense.....................     1,210      1,192             --
   Provision for doubtful accounts..................................................    10,999        563             --
   Loss on sale of fixed assets.....................................................        --         --             19
   Interest expense not payable and associated with accretion of original issue
    discounts and beneficial conversion features....................................    23,799     23,043          8,707
   Stock option compensation........................................................     1,665      1,665            325
   (Increase) decrease in:
      Account receivable, net.......................................................   (29,869)    (5,491)            --
      Receivable from Sprint PCS....................................................    (6,432)    (3,768)            --
      Inventories...................................................................    (1,737)    (2,902)            --
      Prepaid expenses..............................................................    (1,322)      (511)        (1,496)
      Direct customer activation costs..............................................    (3,066)      (627)            --
      Other current assets..........................................................       309        374           (373)
      Other assets..................................................................      (391)    (1,709)          (114)
   Increase (decrease) in:
      Accounts payable..............................................................     2,977      5,016            767
      Accrued expenses..............................................................     5,764      3,044          4,669
      Payable to Sprint PCS.........................................................    27,272      5,292             --
      Deferred revenue..............................................................     8,295      2,499             --
                                                                                     ---------  ---------       --------
         Net cash used in operating activities......................................   (40,850)   (41,609)        (2,473)
                                                                                     ---------  ---------       --------
Cash flows from investing activities:...............................................
      Capital expenditures..........................................................   (71,270)  (152,397)       (15,706)
      Acquisition of assets.........................................................      (502)        --             --
                                                                                     ---------  ---------       --------
         Net cash used in investing activities......................................   (71,772)  (152,397)       (15,706)
                                                                                     ---------  ---------       --------
Cash flows from financing activities:
   Proceeds from borrowings under the senior secured credit facility................    61,800         --         13,500
   Proceeds from issuance of notes payable and related warrants to Lucent...........        --         --          5,000
   Payment on notes payable to Lucent...............................................        --         --        (10,000)
   Proceeds from issuance of warrants and senior subordinated discount notes in
    units offering..................................................................        --         --        156,057
   Financing cost on senior credit facility and units offering......................        --         --        (11,622)
   Proceeds from issuance of common stock...........................................        --         --        130,985
   Offering costs...................................................................        --         --        (10,517)
   Payment of note payable..........................................................        --         --         (1,000)
   Payment of note payable to Sprint PCS............................................        --     (7,700)            --
   Proceeds from issuance of convertible notes payable to stockholders and related
    warrants........................................................................        --         --          2,530
   Payments on notes payable to stockholders........................................        --         --           (150)
   Proceeds from exercise of common stock purchase warrants.........................         1          5             --
   Proceeds from exercise of employee stock options.................................     6,727      1,185             --
                                                                                     ---------  ---------       --------
         Net cash provided by (used in) financing activities........................    68,528     (6,510)       274,783
                                                                                     ---------  ---------       --------
         Net (decrease) increase in cash and cash equivalents.......................   (44,094)  (200,516)       256,604
Cash and cash equivalents at beginning of period....................................    58,384    258,900          2,296
                                                                                     ---------  ---------       --------
Cash and cash equivalents at end of period.......................................... $  14,290  $  58,384       $258,900
                                                                                     =========  =========       ========
Supplemental disclosure of cash flow information-cash paid for interest............. $   3,846  $   2,609       $    503
                                                                                     =========  =========       ========

                                  (continued)

                      AIRGATE PCS, INC. AND SUBSIDIARIES

                            (Dollars in thousands)



                                                                                           Year Ended     Nine Months
                                                                                         September 30,       Ended
                                                                                        ---------------  September 30,
                                                                                         2001    2000        1999
                                                                                        ------  -------  -------------
Supplemental disclosure of non-cash investing and financing activities:
   Capitalized interest................................................................ $2,917  $ 5,938     $ 1,109
   Grant of common stock purchase warrants related to senior credit facility...........     --      282         658
   Convertible notes payable to stockholders and accrued interest converted to equity..     --      102       7,706
   Beneficial conversion feature of convertible notes payable to stockholders..........     --      111       6,979
   Grant of compensatory stock options.................................................     --    2,231       3,225
   Forfeiture of compensatory stock options............................................    (81)    (213)         --
   Modification of stock options.......................................................     39       --          --
   Network assets acquired and not yet paid............................................     --   15,248      16,236


       See accompanying notes to the consolidated financial statements.

                      AIRGATE PCS, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) Business, Basis of Presentation and Summary of Significant Accounting
Policies

  (a) Business and Basis of Presentation

   AirGate PCS, Inc. and subsidiaries and predecessors (collectively, the "Company") were formed for the purpose of becoming a leading provider of wireless Personal Communication Services ("PCS"). In July 1998, the Company's predecessor entered into a series of agreements with Sprint and Sprint PCS under which it agreed to construct and manage a PCS network using Sprint PCS' licensed spectrum and supporting Sprint PCS' services within a specified territory in the southeastern United States. AirGate PCS, Inc., formed in October 1998, is the exclusive network partner of Sprint PCS products and services in its territory and is licensed to use the Sprint PCS brand name in 21 markets located in the southeastern United States. The consolidated financial statements included herein include the accounts of AirGate PCS, Inc. and its wholly-owned subsidiaries, AGW Leasing Company, Inc., and AirGate Network Services, LLC for all periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

   The PCS market is characterized by significant risks as a result of rapid changes in technology, increasing competition and the cost associated with the build-out of a PCS network. The Company's continuing operations are dependent upon Sprint's and Sprint PCS' ability to perform their obligations under the Company's Sprint Agreements. Additionally, the Company's ability to attract and maintain a sufficient customer base is critical to achieving breakeven cash flow. Changes in technology, increased competition, economic conditions or inability to achieve breakeven cash flow, among other factors, could have an adverse effect on the Company's financial position and results of operations.

  (b) Cash and Cash Equivalents

   Cash and cash equivalents include cash on hand, demand deposits, money market accounts, and investments in commercial paper rated A-1/P-1 or better with original maturities of three months or less.

  (c) Inventories

   Inventories consist of handsets and related accessories. Inventories are carried at the lower of cost (determined using the weighted average method) or market. Market is determined using replacement cost.

  (d) Property and Equipment, net

   Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives used by the Company are as follows:

                                                       Useful Life
                                                       -----------
             Network assets...........................   7 years
             Computer equipment.......................   3 years
             Furniture, fixtures, and office equipment   5 years

   Construction in progress includes expenditures for the purchase of capital equipment, design services, and construction services, and testing of the Company's network. The Company capitalizes interest on its construction in progress activities. Interest capitalized for the years ended September 30, 2001 and 2000, totaled

                      AIRGATE PCS, INC. AND SUBSIDIARIES

$2.9 million and $5.9 million, respectively. When the network assets are placed in service, the Company transfers the assets from construction in progress to network assets and depreciates those assets over their estimated useful life.

  (e) Financing Costs

   Costs incurred in connection with the senior credit facility and senior subordinated discount notes were deferred and are amortized into interest expense over the term of the respective financing using the straight-line method.

  (f) Income Taxes

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

  (g) Net Loss Per Share

   The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic and diluted net loss per share of common stock is computed by dividing net loss for each period by the weighted-average outstanding common shares. No conversion of common stock equivalents has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for basic and diluted net loss per share calculations for all periods presented.

  (h) Revenue Recognition

   The Company sells handsets and accessories which are recorded as equipment revenue at the time of the sale. Service revenue is recognized as service is provided. Roaming revenue is recognized when subscribers from Sprint PCS' and its network partners' and non-Sprint PCS subscribers roam onto the Company's network.

   Sprint PCS retains 8% of collected service revenues from subscribers based in the Company's markets and from non-Sprint PCS subscribers who roam onto the Company's network. Affiliation fees accrued or paid to Sprint PCS for the years ended September 30, 2001 and 2000 were $7.6 million and $0.8 million, respectively, and are included in cost of service and roaming. Revenues generated from the sale of handsets and accessories and from roaming services provided to Sprint PCS and its networks partners' customers are not subject to the 8% affiliation fee payable to Sprint PCS.

   The accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The Company does not recognize revenue from subscribers for which the likelihood of collecting such revenue is not reasonably assured.

   Activation fee revenue and direct customer activation costs have been deferred and are recorded over the average life for those customers (30 months) that pay an activation fee. Those customers for which the Company

                      AIRGATE PCS, INC. AND SUBSIDIARIES
waives the activation fee must enter into an Advantage Agreement and the direct customer activation cost is deferred and recorded over the contractual term of the Advantage Agreement (12 months). For the years ended September 30, 2001 and 2000, the Company recognized approximately $3.4 million and $0.1 million of activation fee revenue, respectively, and $2.8 million and $0.1 million of direct customer activation costs, respectively. The Company has deferred $5.1 million and $1.2 million of activation fee revenue as of September 30, 2001 and 2000, respectively, to future periods. Further, the Company has deferred $3.9 million and $1.2 million of direct customer activation costs to future periods, as of September 30, 2001 and 2000, respectively.

  (i) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

   The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of ("SFAS No. 121")." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2001 and 2000, the Company did not have any impaired assets.

  (j) Selling and Marketing

   The Company expenses advertising costs when the advertisement occurs. Total advertising expense was approximately $13.0 million and $7.5 million for the years ended September 30, 2001 and 2000, respectively, and $0.1 million for the nine months ended September 30, 1999. The Company also includes handset subsidies on units sold by third parties in selling and marketing. Handset subsidies for the years ended September 30, 2001 and 2000 were $12.8 million and $3.7 million, respectively.

  (k) New Accounting Pronouncements

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations ("SFAS No. 141")", which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The Company has adopted SFAS No. 141 as of July 1, 2001, and the impact of such adoption did not have an impact on the Company's financial statements.

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets ("SFAS No. 142")," which eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairments of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosures of information about goodwill and other intangible assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the amortization provisions of the statement. The Company adopted SFAS No. 142 effective October 1, 2001. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment of long-

                      AIRGATE PCS, INC. AND SUBSIDIARIES
lived assets and for long-lived assets to be disposed of. The provisions of the Statement are effective for financial statements issued for fiscal years beginning after December 31, 2001. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

  (l) Use of Estimates

   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated balance sheets and revenues and expenses during the reporting periods to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

  (m) Change of Fiscal Year

   On October 21, 1999, the Company changed its fiscal year from a calendar year ending on December 31 to a fiscal year ending on September 30 effective September 30, 1999.

  (n) Concentration of Risk

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

  (o) Comprehensive Income (Loss)

   No statements of comprehensive income (loss) have been included in the accompanying consolidated financial statements since the Company does not have any "Other Comprehensive Income (Loss)" to report.

  (p) Reclassifications

   Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2) Sprint Agreements

   In July 1998, the Company signed four major agreements with Sprint and Sprint PCS. They are the management agreement, the services agreement, the trademark and service license agreement with Sprint and the trademark and service license agreement with Sprint PCS. These agreements allow the Company to exclusively offer Sprint PCS products and services in the Company's territory.

  Management Agreement

   The management agreement has an initial term of 20 years with three 10-year renewals, the first renewal being automatic unless the Company is in material default under the management agreement. The key clauses within the management agreement refer to exclusivity, network build-out, products and services offered for sale,

                      AIRGATE PCS, INC. AND SUBSIDIARIES
service pricing, roaming, advertising and promotion, program requirements including technical and customer care standards, non-competition, inability to use non-Sprint PCS brands and rights of first refusal and are summarized as follows:

      (a) Exclusivity. The Company is designated as the only person or entity that can manage or operate a PCS network for Sprint PCS in the Company's territory. Except as provided in the management agreement, Sprint PCS and related persons are prohibited from owning, operating, building or managing another wireless mobility communications network in the Company's territory while the management agreement is in place and no event has occurred that would permit the agreement to be terminated.

      (b) Network build-out. In the management agreement, the Company agreed to cover specified percentages of the population at specified coverage levels by specified dates. As of September 30, 2001, the Company had exceeded its initial build-out requirements in all 21 of its markets.

      (c) Products and services offered for sale. The management agreement identifies the products and services that the Company can offer for sale in the Company's territory. The Company cannot offer wireless local loop services specifically designed for the competitive local market in areas where Sprint owns the local exchange carrier unless the Sprint owned local exchange carrier is named as the exclusive distributor or Sprint PCS approves the terms and conditions.

      (d) Service pricing. The Company must offer Sprint PCS subscriber pricing plans designated for regional or national offerings. The Company is permitted to establish local price plans for Sprint PCS products and services only offered in the Company's market, subject to approval rights of Sprint PCS. Sprint PCS retains 8% of the Company's collected service revenues, but remits 100% of revenues derived from roaming by Sprint PCS subscribers located outside the Company's territory, sales of handsets and accessories and proceeds from sales not in the ordinary course of business.

      (e) Roaming. The Company will earn roaming revenues when a Sprint PCS customer from outside of the Company's territory roams onto the Company's network. There are established rates for Sprint PCS' subscribers roaming and similarly, the Company will pay Sprint PCS when subscribers based in the Company's territory use the Sprint PCS nationwide network outside the Company's territory. Pursuant to an agreement in principle announced in April 2001, Spring PCS provided notice of a reduction of the reciprocal roaming rate from $0.20 to $0.15 per minute of use effective June 1, 2001, and to $0.12 per minute of use effective October 1, 2001. The details of the agreement in principle with respect to periods after December 31, 2001 have not yet been finalized, but the reciprocal rate cannot be less than $0.10 per minute until after December 31, 2002.

      (f) Advertising and promotion. Sprint PCS is responsible for all national advertising and promotion of Sprint PCS products and services. The Company is responsible for local advertising and promotion of Sprint PCS products and services in the Company's territory.

      (g) Program requirements including technical and customer care standards. The Company is required to comply with Sprint PCS' program requirements, including technical standards, customer service standards, national and regional distribution and national accounts programs. Sprint PCS can adjust the program requirements under the conditions provided in the management agreement.

      (h) Non-competition. The Company may not offer Sprint PCS products and services outside the Company's territory without the consent of Sprint PCS.

      (i) Inability to use non-Sprint PCS brands. Without Sprint PCS' consent, the Company may not market, promote, advertise, distribute, lease or sell any of the Sprint PCS products or services on a non-branded, "private label" basis or under any brand, trademark or trade name other than the Sprint PCS brand, except for certain sales to resellers.

                      AIRGATE PCS, INC. AND SUBSIDIARIES

      (j) Rights of first refusal. Sprint PCS has certain rights of first refusal to buy the Company's assets upon a proposed sale of all or substantially all of the Company's assets.

   The management agreement can be terminated as a result of a number of events including an uncured breach of the management agreement or bankruptcy of either party to the agreement. In the event that the management agreement is not renewed or terminated, certain formulas apply to the valuation and disposition of the Company's assets.

Amounts related to the Sprint agreements are as follows (dollars in thousands):

                                                                   Year          Year       Nine months
                                                                   ended         ended         ended
                                                               September 30, September 30, September 30,
                                                                   2001          2000          1999
                                                               ------------- ------------- -------------
Amounts included in the Consolidated Statements of Operations:
   Cost of service and roaming................................    $70,776       $6,935          --
   Selling expense and marketing..............................     20,827        5,716          --

  Service Agreement

   The services agreement outlines various support services such as activation, billing and customer care that are provided to the Company by Sprint PCS. These services are available to the Company at established rates. Sprint PCS can change any or all of the service rates one time in each twelve-month period. The Company may discontinue the use of any service upon three months written notice. Sprint PCS may discontinue a service provided that it gives nine months written notice. The services agreement automatically terminates upon termination of the management agreement.

  Trademark and Service License Agreements

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

(3) Accounts receivable, net

   On May 1, 2001, pursuant to an agreement in principle, Sprint PCS provided notice of a reduction of the reciprocal roaming rate exchanged between Sprint PCS and the Company for customers who roam into the other party's (or another Sprint PCS network partners') territory. The rate was reduced from $0.20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. The details of the agreement in principle with respect to periods after December 31, 2001 have not yet been finalized, but the reciprocal rate cannot be less than $0.10 per minute until after December 31, 2002.

                      AIRGATE PCS, INC. AND SUBSIDIARIES

   In accordance with the agreement in principle announced in April 2001, Sprint PCS provided notice of reduction of the roaming rate to $0.15 per minute of use on June 1, 2001, and to $0.12 per minute of use on October 1, 2001. The details of the agreement in principle with respect to periods after December 31, 2001 have not yet been finalized, but the reciprocal rate cannot be less than $0.10 per minute until after December 31, 2002.

   Accounts receivable, net, includes amounts from customers with respect to airtime service charges and amounts from local third party distributors relating to the sale of handsets and accessories. For the years ended September 30, 2001 and 2000, roaming revenues from Sprint PCS totaled $55.3 million and $12.3 million, respectively, or 32% and 49% of total revenues. Of this amount, $10.2 million and $3.8 million was recorded as receivable from Sprint PCS at September 30, 2001 and 2000, respectively.

   The Company records an allowance for doubtful accounts to reflect the expected loss on the collection of receivables. Such allowance is recorded for accounts receivable from customers and third party distributors and totaled $2.8 million at September 30, 2001 compared to $0.6 million at September 30, 2000.

(4) Property and Equipment

   Property and equipment consists of the following at September 30 (dollars in thousands):

                                                 2001      2000
                                               --------  --------
Network assets................................ $217,788  $158,720
Computer equipment............................    3,684     3,081
Furniture, fixtures, and office equipment.....   11,592     6,800
                                               --------  --------
   Total network assets and equipment.........  233,064   168,601
Less accumulated depreciation and amortization  (43,621)  (13,005)
                                               --------  --------
   Total network assets and equipment, net....  189,443   155,596
Construction in progress......................   19,883    27,985
                                               --------  --------
   Property and equipment, net................ $209,326  $183,581
                                               ========  ========

(5) Long-Term Debt

Long-term debt consists of the following at September 30 (dollars in thousands):

                                                                                           2001     2000
                                                                                         -------- --------
Senior Credit Facility dated August 16, 1999; variable interest of LIBOR + 3.75% (7.28%
  and 10.44% at September 30, 2001 and 2000, respectively); interest due quarterly; (net of unaccreted original issue discount of $574 and $772 at September 30, 2001 and
  2000, respectively, see note 7(b)(ii))................................................ $ 74,726 $ 12,728
Senior Subordinated Discount Notes due 2009; interest at 13.5%; interest accretes until
  October 1, 2004 after which semi-annual interest payments are required beginning
  April 1, 2005 (net of unaccreted original issue discount of $9,524 and $9,853 at
  September 30, 2001 and 2000, respectively, see note 7(b)(iii))........................  191,600  167,999
                                                                                         -------- --------
   Long-term debt, net.................................................................. $266,326 $180,727
                                                                                         ======== ========

                      AIRGATE PCS, INC. AND SUBSIDIARIES

  Senior Credit Facility

   On August 16, 1999, the Company entered into a $153.5 million Credit Agreement (the "Senior Credit Facility" or "Credit Agreement"). The Credit Agreement provides for (i) a $13.5 million senior secured term loan (the "Tranche I Term Loan") which matures on June 6, 2007, and (ii) a $140.0 million senior secured term loan (the "Tranche II Term Loan") which matures on September 30, 2008. Mandatory quarterly payments of principal are required beginning December 31, 2002 for the Tranche I Term Loan and March 31, 2004 for the Tranche II Term Loan initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. A commitment fee of 1.50% on unused borrowings under the Senior Credit Facility is payable quarterly and included in interest expense. For the years ended September 30, 2001 and 2000, commitment fees totaled $1.5 million and $6.0 million, respectively. The Credit Agreement is secured by all the assets of the Company. In connection with this financing, the Company issued to Lucent Technologies, in its capacity as administrative agent and arranger, warrants to purchase 139,035 shares of common stock that were exercisable upon issuance (see note 7(b)(ii)). Additionally, the Company incurred origination fees and expenses of $5.0 million, which have been recorded as financing costs and are amortized as interest expense using the straight-line method.

   The Senior Credit Facility is subject to certain restrictive covenants including maintaining certain financial ratios, reaching defined subscriber growth and network covered population goals, and annual capital expenditures. Further, the Credit Agreement restricts the payment of dividends on the Company's common stock. As of September 30, 2001, the Company is in compliance with all covenants governing the Senior Credit Facility.

  Senior Subordinated Discount Notes

   On September 30, 1999, the Company received proceeds of $156.1 million from the issuance of 300,000 units, each unit consisting of $1,000 principal amount at maturity of 13.5% senior subordinated discount notes due 2009 and one warrant to purchase 2.148 shares of common stock at a price of $0.01 per share (see note 7(b)(iii)). The aggregate principal amount outstanding as of September 30, 2001 of the senior subordinated discount notes was $201.1 million (net of unaccreted original issue discount of $9.5 million). The Company incurred expenses, underwriting discounts and commissions of $6.6 million related to the senior subordinated discount notes which have been recorded as financing costs and are amortized as interest expense using the straight-line method.

   The senior subordinated discount notes contain certain covenants relating to limitations on the Company's ability to, among other acts, sell assets, incur additional indebtedness, and make certain payments. As of September 30, 2001, the Company is in compliance with all covenants governing the senior subordinated discount notes.

   Aggregate minimum annual principal payments due on all issues of long-term debt for the next five years at September 30, 2001 and thereafter are as follows (dollars in thousands):

         Years ending September 30,
         --------------------------
         2002............................................... $     --
         2003...............................................    2,025
         2004...............................................    8,977
         2005...............................................   11,970
         2006...............................................   15,445
         Thereafter.........................................  336,883
                                                             --------
            Total...........................................  375,300
         Less: Unaccreted interest portion of long-term debt  (98,876)
             Unaccreted original issue discounts............  (10,098)
                                                             --------
                Total long-term debt........................ $266,326
                                                             ========

                      AIRGATE PCS, INC. AND SUBSIDIARIES

(6) Fair Value of Financial Instruments

   Fair value estimates and assumptions and methods used to estimate the fair value of the Company's financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts (dollars in thousands).

                                  September 30, 2001  September 30, 2000
                                  ------------------- -------------------
                                  Carrying Estimated  Carrying Estimated
                                   amount  fair value  amount  fair value
                                  -------- ---------- -------- ----------
       Cash and cash equivalents. $ 14,290  $ 14,290  $ 58,384  $ 58,384
       Accounts receivable, net..   23,798    23,798     4,928     4,928
       Receivable from Sprint PCS   10,200    10,200     3,768     3,768
       Accounts payable..........   15,286    15,286    21,009    21,009
       Accrued expenses..........   13,840    13,840     9,548     9,548
       Payable to Sprint PCS.....   27,488    27,488     5,292     5,292
       Long-term debt............  266,326   267,300   180,727   181,500

(a) Cash and cash equivalents, accounts receivable, receivable from Sprint PCS, accounts payable, accrued expenses and payable to Sprint PCS

   The carrying amounts of these items are a reasonable estimate of their fair value due to the short-term nature of the instruments.

  (b) Long-term debt

   Long-term debt is comprised of the senior subordinated discount notes and the senior credit facility. The fair value of the senior subordinated discount notes is stated at quoted market value as of September 30, 2001 and 2000. As there is no active market for the senior credit facility and the interest rate is variable, management believes that the carrying amount of the senior credit facility is a reasonable estimate of its fair value.

(7) Stockholders' Equity (Deficit)

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

                      AIRGATE PCS, INC. AND SUBSIDIARIES

   (iii) Conversion of Notes Payable to Stockholders to Common Stock

   On September 30, 1999, $7.3 million of convertible notes payable to stockholders and accrued interest were converted into 869,683 shares of common stock at the applicable conversion price of $8.84 per share, a 48% discount from the initial public offering price. The amount related to the fair value of the beneficial conversion feature of $7.0 million as of the date of issuance (May 1999) has been recorded as additional paid-in-capital and recognized as interest expense from the date of issuance to the expected date of conversion (August 1999).

   In October 1999, the Company's Board of Directors authorized the issuance of 12,533 additional shares of common stock to the affiliates of Weiss, Peck & Greer Venture Partners and the affiliates of JAFCO American Ventures, Inc. pursuant to a previously authorized promissory note issued by the Company. The shares were authorized for issuance in consideration of $0.1 million of interest that accrued from the period June 30, 1999 to September 28, 1999 on promissory notes issued to the affiliates of Weiss, Peck & Greer Venture Partners and the affiliates of JAFCO American Ventures, Inc. The promissory notes and related accrued interest were converted into shares of common stock at a price 48% less than the price of a share of common stock sold in the Company's initial public offering of common stock. The amount related to the fair value of the beneficial conversion feature of $0.1 million has been recorded as additional paid-in-capital and recognized as interest expense in the year ended September 30, 2000.

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

  (b) Common Stock Purchase Warrants

   (i) Warrants Issued to Stockholders

   In August 1998, the Company issued stock purchase warrants to stockholders in consideration for: (1) loans made by the stockholders to the Company which have been converted to additional paid-in capital, (2) guarantees of certain bank loans provided by the stockholders, and (3) in connection with $4.8 million in convertible notes provided by the stockholders.

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

   In July 2000, all of such warrants were exercised. Net of 40,956 shares surrendered in payment of the exercise price, 173,457 shares of common stock were issued.

                      AIRGATE PCS, INC. AND SUBSIDIARIES

   (ii) Senior Credit Facility

   On August 16, 1999, the Company issued stock purchase warrants to Lucent Technologies in consideration of the senior credit facility. The base price of the warrants equals 120% of the price of one share of common stock at the closing of the initial public offering, or $20.40 per share, and the warrants are exercisable for an aggregate of 128,860 shares of the Company's common stock. The warrants expire on August 15, 2004. The Company allocated $0.7 million of the proceeds from the senior credit facility to the fair value of the warrants calculated using the Black-Scholes option pricing model and recorded an original issue discount on the senior credit facility, which is recognized as interest expense over the period from the date of issuance to the maturity date using the effective interest method.

   In June 2000, AirGate PCS issued stock purchase warrants to Lucent Technologies to acquire 10,175 shares of common stock on terms identical to those discussed in the previous paragraph. The Company recorded a discount on the senior credit facility of $0.3 million, which represents the fair value of the warrants on the date of grant using a Black-Scholes option pricing model. The discount is recognized as interest expense over the period from the date of issuance to maturity using the effective interest method.

   Interest expense relating to both grants of Lucent Technologies warrants for the years ended September 30, 2001 and 2000 and the nine months ended September 30, 1999, was $0.2 million, $0.2 million and $0.02 million, respectively.

   In September 2000, warrants to acquire 128,860 shares of common stock at a price of $20.40 per share were exercised. Net of 48,457 shares surrendered in payment of the exercise price, 80,403 shares of common stock were issued. As of September 30, 2001, warrants to acquire 10,175 shares of common stock remain outstanding.

   (iii) Senior Subordinated Discount Notes

   On September 30, 1999, as part of the Company's senior subordinated discount note offering, the Company issued warrants to purchase 2.148 shares of common stock for each unit at a price of $0.01 per share. In January 2000, the Company's registration statement on Form S-1 relating to warrants to purchase 644,400 shares of common stock issued together, as units, with the Company's $300 million of 13.5% senior subordinated discount notes due 2009, was declared effective by the Securities and Exchange Commission. The Company allocated $10.9 million of the proceeds from the units offering to the fair value of the warrants and recorded a discount on the notes, which is recognized as interest expense over the period from issuance to the maturity date using the effective interest method. For the years ended September 30, 2001 and 2000, amortization of the fair value of the warrants totaling $0.8 million and $0.7 million was recorded as interest expense respectively. The warrants were exercisable beginning upon the effective date of the registration statement registering such warrants, for an aggregate of 644,400 shares of common stock. The warrants expire October 1, 2009. As of September 30, 2001, warrants representing 589,225 shares of common stock had been exercised (80,641 in 2001 and 508,584 in 2000), and warrants representing 55,175 shares of common stock remain outstanding.

  (c) Stock Option Plan

   In July 1999, the Board of Directors approved the 1999 Stock Option Plan, an incentive stock option plan whereby 2.0 million shares of common stock were reserved for issuance to current and future employees. Options under the plan vest at various terms up to a five year period beginning at the grant date and expire ten years from the date of grant. In the nine months ended September 30, 1999, unearned stock option compensation

                      AIRGATE PCS, INC. AND SUBSIDIARIES
of $3.2 million was recorded for grants made during that period representing the difference between the initial public offering price of $17.00 per share and the exercise price at the date of grant of $14.00 per share. During the year ended September 30, 2000, unearned stock option compensation of $2.2 million was recorded for grants made during that period representing the difference between the exercise price at the date of grant and the fair value at the date of grant. Noncash stock option compensation is recognized over the period in which the related services are rendered and totaled $1.7 million and $1.7 million for the years ended September 30, 2001 and 2000, respectively, and $0.3 million for the nine months ended September 30, 1999.

   On January 31, 2001, the Board of Directors approved the 2001 Non-Executive Stock Option Plan, whereby 150,000 shares of common stock were reserved for issuance to current and future employees who are not eligible for grants under the 1999 Stock Option Plan. Options under the plan vest ratably over a four-year period beginning at the grant date and expire ten years from the date of grant. As of September 30 2001, options to acquire 95,300 shares were outstanding under the terms of the plan.

   On January 31, 2001, the Board of Directors approved the 2001 Employee Stock Purchase Plan, which made available for issuance 200,000 shares of common stock. The 2001 Employee Stock Purchase Plan allows employees to make voluntary payroll contributions towards the purchase of the Company's common stock. At the end of the offering period, initially the calendar year, the employee will be able to purchase stock at a 15% discount to the market price of the Company's common stock at the beginning or end of the offering period, whichever is lower. As of September 30, 2001 employees had contributed $0.4 million to the plan.

   On July 31, 2001, the Company's Board of Directors approved the AirGate PCS, Inc. 2001 Non-Employee Director Compensation Plan. Pursuant to the plan, non-employee directors receive an annual retainer, which may be comprised of cash, restricted stock or options to purchase shares of the Company's common stock. From May 1, 2001 to September 30, 2001, each of Messrs. Dillon, Ferchat and Schiffman received $5,000 under the plan and each of Messrs. Bianchino and Harris received approximately $4,200. For each plan year (defined as the starting on the day of an annual meeting of the Company's stockholders and ending on the day before the next annual meeting of the Company's stockholders) beginning in 2002, each non-employee director of the Company that chairs one or more committees of the board of directors will receive an annual retainer of $12,000 and all other non-employee directors shall receive $10,000. The recipient may elect to receive up to 50% of such amount in the form of restricted stock or options to purchase shares of the Company's common stock.

   In addition, each non-employee director that joins the Company's Board of Directors after May 1, 2001, shall receive an initial grant of options to acquire 5,000 shares of the Company's common stock. The options will vest in three equal annual installments beginning on the first day of the plan year following the year of grant. Each participant will also receive an annual grant of options to acquire 5,000 shares of the Company's common stock which shall vest on the first day of the plan year following the year of grant. In lieu of this annual grant, the recipient may elect to receive three year's worth of annual option grants in a single upfront grant of options to acquire 15,000 shares of the Company's common stock exercisable in three equal annual installments on the first day of each of the three succeeding plan years. All options will have an exercise price equal to the fair market value of the Company's common stock on the date of grant. The Company will also reimburse each of the non-employee directors for reasonable travel expenses to board and committee meetings.

   The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its stock option and stock purchase plans. Had compensation costs for the Company's stock option and stock purchase plans been determined in accordance with SFAS No. 123, the Company's net loss and basic and diluted net loss per share of common stock for the year ended September 30, 2001 and 2000 and the nine months ended

                      AIRGATE PCS, INC. AND SUBSIDIARIES

September 30, 1999 would have increased to the pro forma amounts indicated below (dollars in thousands, except for per share amounts):



                                                           Year Ended       Nine Months
                                                         September 30,         Ended
                                                      -------------------  September 30,
                                                        2001       2000        1999
                                                      ---------  --------  -------------
Net loss:
   As reported....................................... $(110,990) $(81,323)   $(15,599)
   Pro forma.........................................  (117,017)  (84,521)    (16,274)
Basic and diluted net loss per share of common stock:
   As reported....................................... $   (8.48) $  (6.60)   $  (4.57)
   Pro forma.........................................     (8.94) $  (6.86)   $  (4.77)

   The fair value for stock options granted was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions:



                           Year Ended    Nine Months
                          September 30,     Ended
                          ------------  September 30,
                          2001   2000       1999
                          -----  -----  -------------
Risk-free interest return   3.5%   6.5%      6.0%
Volatility............... 100.0% 120.0%     60.0%
Dividend yield...........     0      0         0
Expected life in years...     4      5         5

   The following table summarizes activity under the Company's stock option plans:

                                                        Weighted-average
                                             Number of   exercise price
                                              Options      per share
                                             ---------  ----------------
Options outstanding as of December 31, 1998.        --           --
 Granted.................................... 1,075,000       $14.00
                                             ---------       ------
Options outstanding as of September 30, 1999 1,075,000       $14.00
 Granted....................................   600,500       $51.63
 Exercised..................................   (84,605)      $14.00
 Forfeited..................................   (86,250)      $19.15
                                             ---------       ------
Options outstanding as of September 30, 2000 1,504,645       $28.72
 Granted....................................   502,587       $41.35
 Exercised..................................  (467,556)      $14.39
 Forfeited..................................   (82,741)      $36.66
                                             ---------       ------
Options outstanding as of September 30, 2001 1,456,935       $37.23
                                             =========       ======
Options exercisable as of September 30, 2001   406,455       $30.05
                                             =========       ======

                      AIRGATE PCS, INC. AND SUBSIDIARIES

   The following table summarizes information for stock options outstanding and exercisable at September 30, 2001:

                                                                 Options Exercisable
-                                                            ----------------------------
                                               Weighted-
                                                average
                                               remaining
   Range of      Number of Weighted-average contractual life   Number    Weighted-average
 exercise prices  options   exercise price     (in years)    exercisable  exercise price
 --------------- --------- ---------------- ---------------- ----------- ----------------
    $2.00           10,000      $ 2.00            8.31           5,000        $ 2.00
    14.00          485,089       14.00            7.82         244,093         14.00
 35.63--47.50      678,646       41.79            9.00          84,862         44.33
 52.00--66.94      263,200       64.96            8.84          65,500         66.59
    98.50           20,000       98.50            8.44           7,000         98.50
                 ---------      ------            ----         -------        ------
                 1,456,935      $37.23            8.57         406,455        $30.05
                 =========      ======            ====         =======        ======

  (d) Preferred Stock

   The Company's articles of incorporation authorize the Company's Board of Directors to issue up to 5 million shares of preferred stock without stockholder approval. The Company has not issued any preferred stock as of September 30, 2001.

(8) Income Taxes

   The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future and any increase or decrease in the valuation allowance for deferred income tax assets.

   Income tax expense (benefit) for the years ended September 30, 2001 and 2000, and the nine months ended September 30, 1999 differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following (dollars in thousands):



                                                              Year Ended       Nine Months
                                                             September 30,        Ended
                                                          ------------------  September 30,
                                                            2001      2000        1999
                                                          --------  --------  -------------
Computed "expected" tax benefit.......................... $(37,737) $(27,650)    $(5,304)
(Increase) decrease in income tax benefit resulting from:
Expenses related to LLC predecessors.....................       --        --           7
Stock option deductions..................................   (2,224)       --          --
State income tax benefit, net of Federal effect..........   (6,120)   (5,116)       (325)
Increase in valuation allowance..........................   44,697    31,000       3,869
Nondeductible interest expense...........................    1,308     1,224       1,916
Other, net...............................................       76       542        (163)
                                                          --------  --------     -------
       Total income tax expense (benefit)................ $     --  $     --     $    --
                                                          ========  ========     =======

                      AIRGATE PCS, INC. AND SUBSIDIARIES

   The income tax effect of temporary differences that give rise to significant portions of the Company's deferred income tax assets and liabilities as of September 30, 2001 and 2000 are presented below (dollars in thousands):

                                                                         2001      2000
                                                                       --------  --------
Deferred income tax assets:
   Net operating loss carryforwards................................... $ 67,818  $ 24,549
   Capitalized start-up costs.........................................    3,942     7,259
   Accrued expenses...................................................      409       295
   Deferred interest expense..........................................   15,735     7,321
                                                                       --------  --------
   Gross deferred income tax assets...................................   87,904    39,424
   Less valuation allowance...........................................  (81,459)  (36,762)
                                                                       --------  --------
   Net deferred income tax assets.....................................    6,445     2,662
   Deferred income tax liabilities, principally due to differences in
     depreciation and amortization....................................   (6,445)   (2,662)
                                                                       --------  --------
   Net deferred income tax assets..................................... $     --  $     --
                                                                       ========  ========

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

   The valuation allowance for deferred income tax assets as of September 30, 2001 and 2000 was $81.5 million and $36.8 million, respectively. The net change in the total valuation allowance for the years ended September 30, 2001 and 2000 and the nine months ended September 30, 1999 was an increase of $44.7 million, $31.0 million and $3.9 million, respectively.

   At September 30, 2001, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $172 million, which will expire in various amounts beginning in the year 2019. Approximately $1.4 million of the net operating loss carryforwards that the Company may use to offset taxable income in future years is limited as a result of an ownership change, as defined under Internal Revenue Code Section 382, which occurred effective with the Company's initial public offering of stock on September 30, 1999. The amount of this annual limitation is approximately $2.8 million per year. As a result, it is anticipated that the net operating losses of the Company will be free of any limitation, as a result of the September 30, 1999 change of ownership, in the year ended September 30, 2001. At September 30, 2001, the Company also has a South Carolina general business credit carryforward of approximately $0.5 million available to offset income tax expense from this state that will expire in the year 2009.

   The net operating loss carryforward of $172 million includes deductions of approximately $8.6 million related to the exercise of stock options, which will be credited to additional paid in capital when recognized.

                      AIRGATE PCS, INC. AND SUBSIDIARIES

(9) Condensed Consolidating Financial Information

   AGW Leasing Company, Inc. ("AGW") is a wholly-owned subsidiary of AirGate PCS, Inc. AGW has fully and unconditionally guaranteed the Company's senior subordinated discount notes and senior credit facility. AGW was formed to hold the real estate interests for the Company's PCS network. AGW also was a registrant under the Company's registration statement declared effective by the Securities and Exchange Commission on September 27, 1999. AGW jointly and severally guarantees the Company's long-term debt.

   During fiscal 2000, AirGate Network Services, LLC ("ANS") was created as a wholly-owned subsidiary of AirGate PCS, Inc. ANS has fully and unconditionally guaranteed the Company's senior subordinated discount notes and senior credit facility. ANS was formed to provide construction management services for the Company's PCS network. ANS jointly and severally guarantees the Company's long-term debt.

   The condensed consolidating Balance Sheet for the Company as of September 30, 2001 is as follows (dollars in thousands):

                                                            AGW      AirGate
                                                          Leasing    Network
                                                AirGate   Company,  Services,
                                               PCS, Inc.    Inc.       LLC    Eliminations Consolidation
                                               ---------  --------  --------- ------------ -------------
Cash and cash equivalents..................... $  14,447  $     --  $   (157)  $      --     $  14,290
Property and equipment, net...................   160,203        --    49,123          --       209,326
Investment in subsidiaries....................    37,540        --        --     (37,540)           --
Other assets..................................   142,738        --       501     (85,845)       57,394
                                               ---------  --------  --------   ---------     ---------
   Total assets............................... $ 354,928  $     --  $ 49,467   $(123,385)    $ 281,010
                                               =========  ========  ========   =========     =========
Current liabilities........................... $  68,402  $ 26,301  $ 58,241   $ (85,845)    $  67,099
Noncurrent deferred revenue...................       309        --        --          --           309
Long-term debt................................   266,326        --        --          --       266,326
                                               ---------  --------  --------   ---------     ---------
   Total liabilities..........................   335,037    26,301    58,241     (85,845)      333,734
                                               ---------  --------  --------   ---------     ---------
Stockholders' equity (deficit)................    19,891   (26,301)   (8,774)    (37,540)      (52,724)
   Total liabilities and stockholders' equity
     (deficit)................................ $ 354,928  $     --  $ 49,467   $(123,385)    $ 281,010
                                               =========  ========  ========   =========     =========

   The unaudited condensed consolidating statement of operations for the Company for the year ended
September 30, 2001 is as follows: (dollars in thousands):
Total revenues................................ $ 172,087  $     --  $     --   $      --     $ 172,087
Cost of service and roaming...................  (103,804)  (12,928)       --          --      (116,732)
Selling and marketing.........................   (69,833)   (1,784)       --          --       (71,617)
General and administrative....................   (14,562)     (866)     (313)         --       (15,741)
Other.........................................   (50,310)       --     1,991          --       (48,319)
Depreciation and amortization.................   (23,354)       --    (7,313)         --       (30,667)
                                               ---------  --------  --------   ---------     ---------
   Total expenses.............................  (261,863)  (15,578)   (5,635)         --      (283,076)
                                               ---------  --------  --------   ---------     ---------
Net loss...................................... $ (89,776) $(15,578) $ (5,635)  $      --     $(110,989)
                                               =========  ========  ========   =========     =========
Operating activities.......................... $ (53,024)       --  $ 12,174          --     $ (40,850)
Investing activities..........................   (59,693)       --   (12,079)         --       (71,772)
Financing activities..........................    68,525        --        --          --        68,525
                                               ---------  --------  --------   ---------     ---------
Decrease in cash or cash equivalents..........   (44,192)       --        95          --       (44,097)
Cash and cash equivalents at beginning of year    58,639        --      (252)         --        56,387
                                               ---------  --------  --------   ---------     ---------
Cash and cash equivalents at end of year...... $  14,447  $     --  $   (157)  $      --     $  14,290
                                               =========  ========  ========   =========     =========

                      AIRGATE PCS, INC. AND SUBSIDIARIES

   The condensed consolidating Balance Sheet for the Company as of September 30, 2000 is as follows (dollars in thousands):

                                                            AGW      AirGate
                                                          Leasing    Network
                                                AirGate   Company,  Services,
                                               PCS, Inc.    Inc.       LLC    Eliminations Consolidation
                                               ---------  --------  --------- ------------ -------------
Cash and cash equivalents..................... $  58,636  $     --  $   (252)   $     --     $  58,384
Property and equipment, net...................   138,924        --    44,657          --       183,581
Investment in subsidiaries....................    16,326        --        --     (16,326)           --
Other assets..................................    85,055        --       500     (58,572)       26,983
                                               ---------  --------  --------    --------     ---------
   Total assets............................... $ 298,941  $     --  $ 44,905    $(74,898)    $ 268,948
                                               =========  ========  ========    ========     =========
Current liabilities........................... $  36,760  $ 11,133  $ 48,356    $(58,572)    $  37,677
Long-term deferred revenue....................       671        --        --          --           671
Long-term debt................................   180,727        --        --          --       180,727
                                               ---------  --------  --------    --------     ---------
   Total liabilities..........................   218,158    11,133    48,356     (58,572)      219,075
                                               ---------  --------  --------    --------     ---------
Stockholder's equity (deficit)................    80,783   (11,133)   (3,451)    (16,326)       49,873
                                               ---------  --------  --------    --------     ---------
   Total liabilities and stockholders' equity
     (deficit)................................ $ 298,941  $     --  $ 44,905    $(74,898)    $ 268,948
                                               =========  ========  ========    ========     =========

   The condensed consolidating statement of operations for the Company for the year ended September 30,
2000 is as follows (dollars in thousands):
Total revenues................................ $  25,065  $     --  $     --    $     --     $  25,065
Cost of service and roaming...................   (18,913)   (8,857)       --          --       (27,770)
Selling and marketing.........................   (27,832)     (525)       --          --       (28,357)
General and administrative....................   (12,108)   (1,440)     (530)         --       (14,078)
Other.........................................   (84,037)       --        --          --       (84,037)
Depreciation and amortization.................    (8,583)       --    (3,451)         --       (12,034)
                                               ---------  --------  --------    --------     ---------
   Total expenses.............................  (151,473)  (10,822)   (3,981)         --      (166,276)
                                               ---------  --------  --------    --------     ---------
Net loss...................................... $(126,408) $(10,822) $ (3,981)   $     --     $(141,211)
                                               =========  ========  ========    ========     =========
Operating activities.......................... $ (89,165)       --  $ 47,556          --     $ (41,609)
Investing activities..........................  (104,589)       --   (47,808)         --      (152,397)
Financing activities..........................    (6,510)       --        --          --        (6,510)
                                               ---------  --------  --------    --------     ---------
Decrease in cash or cash equivalents..........  (200,264)       --      (252)         --      (200,516)
Cash and cash equivalents at beginning of year   258,900        --        --          --       258,900
                                               ---------  --------  --------    --------     ---------
Cash and cash equivalents at end of year...... $  58,636  $     --  $   (252)         --     $  58,384
                                               =========  ========  ========    ========     =========

                      AIRGATE PCS, INC. AND SUBSIDIARIES

   The condensed consolidating Balance Sheet for the Company as of September 30, 1999 and for the nine months then ended is as follows (dollars in thousands):

                                                            AGW     AirGate
                                                          Leasing   Network
                                                 AirGate  Company, Services,
                                                PCS, Inc.   Inc.      LLC    Eliminations Consolidation
                                                --------- -------- --------- ------------ -------------
Cash and cash equivalents...................... $258,900  $    --    $ --      $    --      $258,900
Property and equipment, net....................   44,206       --      --           --        44,206
Investment in subsidiaries.....................    1,524       --      --       (1,524)           --
Other assets...................................   15,593       --      --       (1,379)       14,214
                                                --------  -------    ----      -------      --------
   Total assets...............................  $320,223  $    --    $ --      $(2,903)     $317,320
                                                ========  =======    ====      =======      ========
Current liabilities............................ $ 31,509  $ 1,379    $ --      $(1,379)     $ 31,509
Long-term debt.................................  157,967       --      --           --       157,967
                                                --------  -------    ----      -------      --------
   Total liabilities..........................   189,476    1,379      --       (1,379)      189,476
                                                --------  -------    ----      -------      --------
Stockholder's equity (deficit).................  130,749   (1,379)     --       (1,524)      127,846
                                                --------  -------    ----      -------      --------
   Total liabilities and stockholders' equity
     (deficit)................................  $320,225  $    --    $ --      $(2,903)     $317,322
                                                ========  =======    ====      =======      ========

   The condensed consolidating statement of operations for the Company for the year ended September 30,
1999 is as follows (dollars in thousands):
Total expenses.................................  (14,075)  (1,524)     --           --       (15,599)
                                                --------  -------    ----      -------      --------
Net loss....................................... $(14,075) $(1,524)   $ --      $    --      $(15,599)
                                                ========  =======    ====      =======      ========

(10) Acquisition of assets

   On February 28, 2001, certain operating assets and intangibles (primarily leasehold interests) were acquired to convert one of the Company's distributors into Company owned retail outlets. The Company paid a total purchase price of approximately $0.5 million, and allocated $0.3 million to operating equipment and leasehold improvements for eight retail stores and two mall kiosks and $0.2 million to a two-year non-compete agreement. The amount relating to the non-compete agreement is amortized over the contractual period of two years.

(11) Commitments

  (a) Operating Leases


   The Company is obligated under noncancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Future minimum annual lease payments under these noncancelable operating lease agreements for the next five years and in the aggregate at September 30, 2001, are as follows (dollars in thousands):

Years ending September 30,
--------------------------
2002.......................................... $17,740
2003..........................................  17,461
2004..........................................  16,693
2005..........................................   8,998
2006..........................................   3,986
Thereafter....................................   6,581
                                               -------
   Total future minimum annual lease payments. $71,459
                                               =======

                      AIRGATE PCS, INC. AND SUBSIDIARIES

   Rental expense for all operating leases was $15.2 million, $9.8 million, and $1.4 million for the years ended September 30, 2001 and 2000, and for the nine months ended September 30, 1999, respectively.

  (b) Employment Agreements

   The Company has entered into employment agreements with certain employees, which provide that the employee will not compete in the business of wireless telecommunications in the Company's territory for a specified period after their respective termination dates. The employment agreements also define employment terms including salary, bonus and benefits to be provided to the respective employees.

   In May 2000, the Company entered into a retention bonus agreement with Thomas M. Dougherty, its Chief Executive Officer. So long as Mr. Dougherty is not terminated for cause or does not voluntarily terminate employment, the Company must make on specified payment dates, generally quarterly, extending to January 15, 2004, periodic retention bonuses totaling $3.6 million. For the years ended September 30, 2001 and 2000, the Company has recorded compensation expense of $0.7 million and $1.2 million related to amounts earned under the retention bonus agreement. Under the terms of the agreement, partial acceleration of the future payments would occur upon a change in control of the Company.

  (c) 401(k) Plan

   In February 2000, the Company established the AirGate PCS 401(k) Retirement Plan, a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. For the years ended September 30, 2001 and 2000, employer contributions of $0.6 million and $0.2 million, respectively, were made to the plan.

(12) Related Party

   For the year ended September 30, 2001, a director of the Company received $50,000 for consulting services related to the pending merger with iPCS, Inc.

(13) Selected Quarterly Financial Data (Unaudited):

                                            First    Second     Third    Fourth
                                           Quarter   Quarter   Quarter   Quarter     Total
                                           --------  --------  --------  --------  ---------
Year ended September 30, 2001:
   Total revenue.......................    $ 23,019  $ 37,078  $ 49,738  $ 62,252  $ 172,087
   Operating loss......................     (27,404)  (21,338)  (16,295)  (19,517)   (84,554)
   Net loss............................     (33,863)  (28,372)  (23,743)  (25,012)  (110,990)
 Net loss per share--basic and diluted...     (2.64)    (2.18)    (1.80)    (1.88)     (8.48)
Year ended September 30, 2000:
   Total revenue.......................... $    130  $  1,604  $  6,680  $ 16,651  $  25,065
   Operating loss.........................   (6,331)  (13,987)  (20,300)  (23,906)   (64,524)
   Net loss...............................   (9,828)  (17,104)  (25,196)  (29,195)   (81,323)
 Net loss per share--basic and diluted....    (0.82)    (1.40)    (2.03)    (2.30)     (6.60)

(14) Subsequent Events (Unaudited):

   (a) On October 5, 2001 and November 23, 2001, the Company received advances totaling an additional $20.0 million under the senior credit facility. As of November 30, 2001, there is $58.2 million of borrowings available under the senior credit facility

                      AIRGATE PCS, INC. AND SUBSIDIARIES

   (b) On October 15, 2001, the Securities and Exchange Commission declared the Company's merger proxy on Form S-4 related to the iPCS merger effective.

   (c) Merger with iPCS, Inc.

   The Company and iPCS, Inc. announced the execution of a definitive merger agreement, to combine in a tax-free, stock for stock transaction for 13.5 million shares of AirGate common stock, which includes 1.1 million shares reserved for the assumption of outstanding iPCS options and warrants.

   Completion of the merger was subject to shareholder approval by both companies. iPCS will merge with a wholly-owned subsidiary created by AirGate for the purposes of this transaction. Under the terms of the transaction, AirGate will issue approximately 12.4 million shares of AirGate common stock. AirGate is holding in reserve an additional 1.1 million shares reserved for the assumption of outstanding iPCS options and warrants. Assuming the full conversion of each company's options and warrants, AirGate's shareholders will own 52.5 percent of the combined company, and iPCS' shareholders will own 47.5 percent. The combination will be accounted for using the purchase method of accounting. Following the merger, AirGate will own 100% of iPCS. Each share of iPCS common stock owned by iPCS stockholders will be exchanged in the merger for 0.1594 of a share of AirGate common stock. iPCS stockholders will receive only whole shares of AirGate common stock and cash in lieu of any fractional shares. The transaction is anticipated to close on November 30, 2001.

   Other conditions of the merger include consent or approval of Sprint PCS and consent or approval of lenders under the AirGate and iPCS credit facilities, all of which have been obtained. All consents, permits, licenses and approvals required by any governmental authority have been obtained and no legal restraints or prohibitions exist which prevent completion of the merger.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
AirGate PCS, Inc.:

   Under date of November 9, 2001, we reported on the consolidated balance sheets of AirGate PCS, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2001 and 2000, and the nine months ended September 30, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule included in the annual report on Form 10-K, as listed in the index under Item 14(b). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Atlanta, Georgia
November 9, 2001

                      AIRGATE PCS, INC. AND SUBSIDIARIES

                CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended September 30, 2001 and 2000, and
                   the Nine Months Ended September 30, 1999
                                (in thousands)

                                              Additions
                                    Blance at Charged to             Balance
                                    Beginning Costs and             at End of
          Classification            of Period  Expenses  Deductions  Period
          --------------            --------- ---------- ---------- ---------
September 30, 2001
   Allowance for Doubtful Accounts.  $   563   $10,999    $(8,803)   $ 2,759
   Income Tax Valuation Allowance..  $36,762   $44,697    $    --    $81,459

September 30, 2000
   Allowance for Doubtful Accounts.  $    --   $   563    $    --    $   563
   Income Tax Valuation Allowance..  $ 5,762   $31,000    $    --    $36,762

September 30, 1999
   Allowance for Doubtful Accounts.  $    --   $    --    $    --    $    --
   Income Tax Valuation Allowance..  $ 1,893   $ 3,869    $    --    $ 5,762