Form 10-Q
period 2001-12-31
AIRGATE PCS INC /DE/
filed 2002-02-14
CIK 1086844

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001.

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File Number: 027455

                                AirGate PCS, Inc.
                 ----------------------------------------------
                          (Exact name of registrant as
                            specified in its charter)


                        Delaware                                                 58-2422929
----------------------------------------------------------       -------------------------------------------
    (State or other jurisdiction of incorporation or              (I.R.S. Employer Identification Number)
                      organization)

Harris Tower, 233 Peachtree St. NE, Suite 1700, Atlanta,
                         Georgia                                                   30303
----------------------------------------------------------       -------------------------------------------
        (Address of principal executive offices)                                 (Zip code)

Registrant's telephone number, including area code       (404) 525-7272
                                                   --------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

25,795,024 shares of common stock, $0.01 par value per share, were outstanding as of February 5, 2002.



AirGate PCS, Inc. Form 10-Q - December 31, 2001               Page 1

                                AIRGATE PCS,INC.
                              FIRST QUARTER REPORT

                                TABLE OF CONTENTS

PART I  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets at December 31, 2001 and September 30, 2001 (unaudited)

         Consolidated Statements of Operations for the three months ended December 31, 2001 and 2000 (unaudited)

         Consolidated Statements of Cash Flows for the three months ended December 31, 2001 and 2000 (unaudited)

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


PART II  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K







AirGate PCS, Inc. Form 10-Q - December 31, 2001                       Page 2

                          PART I. FINANCIAL INFORMATION
                         Item 1. - FINANCIAL STATEMENTS
                       AIRGATE PCS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
           (dollars in thousands, except share and per share amounts)

                                                                  December 31,         September 30,
                           Assets                                     2001                  2001
                                                                -----------------     -----------------
Current assets:
    Cash and cash equivalents                                   $         25,149      $         14,290
    Accounts receivable, net                                              39,012                23,798
    Receivable from Sprint PCS                                            14,033                10,200
    Inventories, net                                                       8,651                 4,639
    Prepaid expenses                                                       6,517                 3,428
    Direct customer activation costs                                       5,301                 3,693
    Other current assets                                                   1,301                 1,291
                                                                -----------------     -----------------
      Total current assets                                                99,964                61,339
Property and equipment, net (note 3)                                     434,845               209,326
Financing costs                                                           17,019                 7,888
Intangible assets, net                                                   486,864                 1,889
Goodwill                                                                 387,392                    --
Other assets                                                               4,516                   568
                                                                -----------------     -----------------
                                                                $      1,430,600      $        281,010
                                                                =================     =================
         Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Accounts payable                                             $         47,266      $         10,210
   Accrued expenses                                                       24,776                13,840
   Payable to Sprint PCS                                                  43,579                32,564
   Deferred revenue                                                       16,478                10,485
   Current maturities of long-term debt                                      506                    --
   Capital lease obligations - short term                                      4                    --
                                                                -----------------     -----------------
      Total current liabilities                                          132,609                67,099
Other long-term liabilities                                               15,396                   309
Long-term debt, excluding current maturities                             555,890               266,326
Deferred income taxes                                                     53,885                    --
                                                                -----------------     -----------------
      Total liabilities                                                  757,780               333,734
                                                                -----------------     -----------------
Stockholders' equity (deficit):
   Preferred stock, par value, $.01 per share;
      5,000,000 shares authorized; no shares issued and
      outstanding                                                             --                    --
   Common stock, par value, $.01 per share; 150,000,000 shares authorized; 25,762,539 and 13,364,980 shares issued
      and outstanding at December 31, 2001 and
      September 30, 2001, respectively                                       258                   134
   Additional paid-in-capital                                            923,088               168,255
   Accumulated deficit                                                  (249,211)             (219,567)
   Unearned stock option compensation                                     (1,315)               (1,546)
                                                                -----------------     -----------------
      Total stockholders' equity (deficit)                               672,820               (52,724)
         Commitments and contingencies                                        --                    --
                                                                -----------------     -----------------
                                                                $      1,430,600      $        281,010
                                                                =================     =================

See accompanying notes to the unaudited consolidated financial statements.

AirGate PCS, Inc. Form 10-Q - December 31, 2001                        Page 3

                       AIRGATE PCS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
           (dollars in thousands, except share and per share amounts)

                                                                       Three Months
                                                                          Ended
                                                                       December 31,

                                                                  2001                 2000
                                                            -----------------------------------
Revenues:
    Service revenue                                             $     55,849       $    13,341
    Roaming revenue                                                   21,303             7,388
    Equipment revenue                                                  4,545             2,290
                                                                ------------       -----------
        Total revenues                                          $     81,697       $    23,019
                                                                ------------       -----------

Operating expenses:
    Cost of service and roaming                                      (57,757)          (16,970)
    Cost of equipment                                                 (9,583)           (5,072)
    Selling and marketing                                            (29,845)          (16,678)
    General and administrative                                        (5,200)           (4,709)
    Noncash stock option
    compensation                                                        (231)             (332)
    Depreciation and amortization                                    (11,266)           (6,662)
    Amortization of intangible assets                                 (4,539)               --
                                                                ------------      ------------
        Operating expenses                                          (118,421)          (50,423)
                                                                ------------      ------------
        Operating loss                                               (36,724)          (27,404)
Interest income                                                           99             1,289
Interest expense                                                     (10,283)           (7,748)
Other expense                                                            (95)               --
                                                                ------------      ------------
        Loss before income tax benefit                               (47,003)          (33,863)

        Income tax benefit                                            17,359                --
                                                                ------------       -----------
        Net loss                                                $    (29,644)      $   (33,863)
                                                                ============       ===========
Basic and diluted net loss per
    share of common stock                                       $      (1.68)      $     (2.64)
                                                                ============       ===========

Weighted-average outstanding common shares                        17,675,349        12,835,296
                                                                ============       ===========

Weighted-average potentially dilutive common stock equivalents:

    Common stock options                                             577,680           556,674
    Stock purchase warrants                                          127,196           135,605
                                                                ------------       -----------
Weighted average outstanding shares including potentially
    dilutive common stock equivalents                             18,380,225        13,527,575
                                                                ============       ===========



See accompanying notes to the unaudited consolidated financial statements.


AirGate PCS, Inc. Form 10-Q - December 31, 2001                      Page 4

                       AIRGATE PCS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                  Three Months
                                                                Ended December 31,

                                                              2001            2000
                                                         -------------   -------------
Cash flows from operating activities:
     Net loss                                            $  (29,644)      $   (33,863)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation and amortization                      11,220             6,662
          Amortization of intangible                          4,539                --
          Amortization of financing costs                       386               303
          Provision for doubtful accounts                     6,731             1,057
          Interest expense associated with accretion
             of discount and beneficial conversion
             feature                                          9,069             6,330
          Stock option compensation                             231               332
          Deferred income tax benefit                       (17,359)               --
          (Increase) decrease in:
            Accounts receivable, net                         (9,540)          (11,910)
            Receivable from Sprint PCS                          827                --
            Inventories, net                                  1,066              (393)
            Prepaid expenses                                   (584)           (1,470)
            Direct customer acquisition costs                   335                --
            Other current assets                                 62              (413)
            Other assets                                     (2,150)             (844)
          Increase (decrease) in:
            Accounts payable                                 11,413            (3,675)
            Accrued expenses                                 (2,841)            2,770
            Payable to Sprint PCS                            (1,841)           10,537
            Deferred revenue                                  3,426             2,010
            Other liabilities                                    46                --
                                                         ----------        ----------
                Net cash used in operating activities       (14,608)          (22,567)
                                                         ----------        ----------
Cash flows from investing activities:
     Capital expenditures                                   (23,639)          (25,858)
     Cash acquired from iPCS, Inc.                           24,401                --
     Acquisition of iPCS, Inc.                               (5,880)               --
                                                         ----------        ----------
                Net cash used in investing activities        (5,118)          (25,858)
                                                         ----------        ----------
Cash flows from financing activities:
     Proceeds from borrowings under the AirGate PCS
         Senior credit facility                              30,000            42,000
     Proceeds from issuance of warrants                          --                --
     Proceeds from exercise of employee stock options           585               506
                                                         ----------        ----------
                Net cash provided by  financing
                activities                                   30,585            42,506
                                                         ----------        ----------
                Net increase (decrease)  in cash and
                cash equivalents                             10,859            (5,919)
Cash and cash equivalents at beginning of period             14,290            58,384
                                                         ----------        ----------
Cash and cash equivalents at end of period               $   25,149        $   52,465
                                                         ==========        ==========

See accompanying notes to the unaudited consolidated financial statements.


AirGate PCS, Inc. Form 10-Q - December 31, 2001                       Page 5

                       AIRGATE PCS, INC. AND SUBSIDIARIES

                                   (unaudited)
                             (dollars in thousands)


                                                                  Three Months
                                                                Ended December 31,
                                                             2001              2000
                                                          ----------        ----------
Supplemental disclosure of cash flow information -
            cash paid for interest                        $    1,738        $    1,502
                                                          ==========        ==========

Supplemental disclosure for non-cash investing
  activities:
           Capitalized interest                           $    1,317        $      762
           iPCS acquisition:
               Stock issued                                 (706,645)               --
               Value of common stock options and
                 warrants assumed                            (47,727)               --
               Liabilities assumed                          (282,714)               --
               Assets acquired                               315,029                --




See accompanying notes to the unaudited consolidated financial statements.



AirGate PCS, Inc. Form 10-Q - December 31, 2001                       Page 6

                       AIRGATE PCS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (unaudited)

(1)      Business, Basis of Presentation and Summary of Significant Accounting
         Policies

         (a)      Business and Basis of Presentation

AirGate PCS, Inc. and subsidiaries (collectively, the "Company" or "AirGate") were created for the purpose of becoming a leading provider of wireless Personal Communication Services ("PCS"). AirGate PCS, Inc., formed in October 1998, is the Sprint PCS network partner with the exclusive right to market and provide Sprint PCS products and services in its territory and is licensed to use the Sprint PCS brand name in its original 21 markets located in the southeastern United States. On November 30, 2001, AirGate PCS, Inc. acquired iPCS, Inc. (together with its subsidiaries "iPCS"), a Sprint PCS network partner with 37 markets in the midwestern United States. The unaudited consolidated financial statements included herein include the accounts of AirGate PCS, Inc. and its wholly-owned subsidiaries, AGW Leasing Company, Inc., and AirGate Network Services, LLC for all periods presented. The accounts of iPCS, Inc. and subsidiaries, a wholly-owned unrestricted subsidiary of AirGate PCS, Inc. (see note 8), are included as of and for the one month ended December 31, 2001. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of AirGate. The results of operations for the three months ended December 31, 2001 are not indicative of the results that may be expected for the full fiscal year of 2002. The financial information presented herein should be read in conjunction with the Company's Form 10-K for the year ended September 30, 2001 which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

The PCS market is characterized by significant risks as a result of rapid changes in technology, increasing competition and the cost associated with the build-out of a PCS network. The Company's continuing operations are dependent upon Sprint's ability to perform its obligations under the various agreements between the Company and Sprint under which the Company has agreed to construct and manage its networks (the "Sprint Agreements"). Additionally, the Company's ability to attract and maintain a sufficient customer base is critical to achieving breakeven cash flow. Changes in technology, increased competition, economic conditions or inability to achieve breakeven cash flow, among other factors, could have an adverse effect on the Company's financial position and results of operations.

         (b)      Revenue Recognition

The Company sells handsets and accessories, which are recorded at the time of the sale as equipment revenue. After the handset has been purchased, the subscriber purchases a service package, which is recognized monthly as service is provided and is included as service revenue. Roaming revenue is recorded when Sprint PCS subscribers from outside our territory and non-Sprint PCS subscribers roam onto the Company's network.

Sprint retains 8% of collected service revenues from Sprint PCS customers based in the Company's markets and from non-Sprint PCS subscribers who roam onto the Company's network. The amount retained by Sprint is recorded as cost of service and roaming. Revenues generated from the sale of handsets and accessories and from roaming services provided to Sprint PCS customers who are not based in the Company's markets are not subject to the 8% affiliation fee for Sprint.

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

Activation fee revenue and direct customer activation costs have been deferred and are recorded over the average life for those customers (30 months). For the three months ended December 31, 2001 and 2000, the Company recognized approximately $0.8 million and $0.2 million of activation fee revenue, respectively, and $0.4 million and $0.2 million of direct customer activation costs, respectively. The Company deferred $11.6 million and $2.4 million of activation fee

         (c) Recently Issued Accounting Pronouncements:

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption by the Company is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets.

In June, 2001, the FASB issued SFAS No. 141, "Business Combinations", which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The Company has adopted SFAS No. 141 as of July 1, 2001, and the impact of such adoption did not have a material adverse impact on the Company's financial statements.

In June, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the nonamortization provisions of the statement. The Company adopted SFAS No. 142 as of October 1, 2001, and the impact of such adoption did not have a material adverse impact on the Company's financial statements.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal years beginning after June 15, 2000. The adoption by the Company on October 1, 2000 did not have an effect on the Company's results of operations, financial position, or cash flows.


AirGate PCS, Inc. Form 10-Q - December 31, 2001                       Page 7
revenue as of December 31, 2001 and 2000, respectively, to future periods. Further, the Company deferred $9.5 million and $2.3 million of direct customer activation costs to future periods, as of December 31, 2001 and 2000, respectively.

(2)      Sprint Agreements

Amounts relating to the Sprint Agreements for the three months ended December 31, 2001 and December 31, 2000 are as follows (in thousands):

                                                       Three Months Ended
                                                  -----------------------------
     Amounts included in the                      December 31,     December 31,
     Consolidated Statement of Operations:           2001             2000
     -------------------------------------       ------------     ------------

     Cost of service and roaming                   $35,064           $7,212
     Cost of equipment                               8,641            4,196
     Selling and marketing                          10,069            4,941

(3)      Property and Equipment

Property and equipment reflects the acquisition of the iPCS property and equipment on November 30, 2001 and consists of the following at December 31, 2001 and September 30, 2001 (dollars in thousands):

                                                              December 31,          September 30,
                                                                  2001                  2001
                                                            ---------------      ----------------
   Network assets.......................................       $    375,160          $   217,788
   Computer equipment...................................              6,609                3,684
   Furniture, fixtures, and office equipment............             16,533               11,592
                                                            ---------------      ---------------
          Total network assets and equipment............            398,302              233,064
   Less accumulated depreciation and amortization.......            (54,840)             (43,621)
                                                            ---------------      ---------------
          Total network assets and equipment, net.......            343,462              189,443
   Construction in progress.............................             91,383               19,883
                                                            ---------------      ---------------
          Property and equipment, net...................       $    434,845           $  209,326
                                                            ===============      ===============

(4)      Long-Term Debt

Long-term debt reflects the assumption of the iPCS long term debt on November 30, 2001 and consists of the following at December 31, 2001 and September 30, 2001 (dollars in thousands):

                                                             December 31,          September 30,
                                                                 2001                   2001
                                                          ---------------       -----------------
   AirGate PCS senior credit facility:
       Outstanding borrowing                                  $   105,300             $    75,300
       Unaccreted original issue discount                            (524)                   (574)
                                                          ---------------       -----------------
   Net AirGate PCS senior credit facility                         104,776                  74,726

   iPCS senior credit facility                                     50,000                      --

   1999 AirGate Senior Subordinated Discount Notes:
       Outstanding borrowing                                      207,806                 201,124
       Unaccreted original issue discount                          (9,313)                 (9,524)
                                                          ---------------       -----------------
   Net 1999 AirGate Senior Subordinated Discount Notes            198,493                 191,600

   2000 iPCS Senior Subordinated Discount Notes                   203,127                      --
                                                          ---------------       -----------------
       Total long-term debt                                       556,396                 266,326
       Current maturities of long-term debt                          (506)                     --
                                                          ===============       =================
       Long-term debt                                         $   555,890            $    266,326
                                                          ===============       =================

As of December 31, 2001, $48.2 million and $90.0 million remained available for borrowing under the AirGate senior credit facility and the iPCS senior credit facility, respectively.

AirGate PCS, Inc. Form 10-Q - December 31, 2001                      Page 8

(5)      Stock Option Plan

The following table reflects the assumption of the iPCS common stock options on November 30, 2001 and summarizes activity under the Company's stock option plans. With respect to the information set forth regarding the options assumed from iPCS, both the number of options and the weighted-average exercise prices have been adjusted to reflect the exchange ratio used in connection with our acquisition of iPCS.

                                                                       Weighted-average
                                                       Number of        exercise price
                                                        Options           per share
                                                     -----------       ----------------
  Options outstanding as of September 30, 2001         1,456,935            $37.23

       Granted(1)                                        768,717            $38.87
       Exercised                                         (20,416)           $28.66
       Forfeited                                              --            $   --
                                                     -----------       -----------
  Options outstanding as of December 31, 2001          2,205,236            $37.88


  Options exercisable as of December 31, 2001            979,432            $31.74
                                                     ===========       ===========
(1) Includes 478,417 common stock options converted with the iPCS acquisition at a weighted-average exercise price of $31.99 per share.

The following table summarizes information for stock options outstanding at December 31, 2001:

                                                                 Weighted-average
                            Number of                                remaining      Options Exercisable
                             options       Weighted-average       contractual life   at December 31,
   Exercise prices         outstanding    in exercise price         (in years)             2001
   ---------------       --------------- -------------------     -----------------  --------------------
        $ 2.00                  6,000           $ 2.00                8.06                  3,000
         14.00                484,839            14.00                7.57                265,633
     29.18 - 47.50          1,346,897            39.14                8.76                625,799
     52.00 - 66.94            347,500            63.48                8.93                 77,000
         98.50                 20,000            98.50                8.19                  8,000
                         ------------       ----------          ----------            -----------
                            2,205,236           $37.88                8.52                979,432
                         ============       ==========          ==========            ===========

(6)      Common Stock Purchase Warrants

         (a) AirGate senior credit facility

         On June 1, 2000, the Company issued stock purchase warrants to Lucent Technologies in consideration of the senior credit facility. The exercise price of the warrants equals $20.40 per share, and the warrants are exercisable for an aggregate of 10,175 shares of the Company's common stock at any time. The warrants expire on August 15, 2004. All of these warrants remain outstanding at December 31, 2001.

         (b) 1999 AirGate senior subordinated discount notes


AirGate PCS, Inc. Form 10-Q - December 31, 2001                       Page 9

         On September 30, 1999, the Company received gross proceeds of $156.1 million from the issuance of 300,000 units, each unit consisting of a $1,000 principal amount at maturity 13.5% senior subordinated discount note due 2009 and one warrant to purchase 2.148 shares of common stock at a price of $0.01 per share. The warrants were exercisable for an aggregate of 644,400 shares of common stock. The warrants expire October 1, 2009. As of December 31, 2001, warrants representing 603,801 shares of common stock had been exercised, and warrants representing 40,599 shares of common stock remain outstanding.

         (c) Warrants assumed in iPCS acquisition

         On November 30, 2001, AirGate assumed warrants to issue 475,351 shares of common stock at $34.51 per share. Such warrants are held by the investors in the 2000 iPCS senior subordinated discount notes. The warrants expire July 16, 2010. As of December 31, 2001, warrants representing all 475,351 shares of common stock remain outstanding.

         On November 30, 2001, AirGate assumed warrants to issue 183,584 shares of common stock at $31.06 per share. Such warrants are held by Sprint and were originally issued in consideration for iPCS receiving the right to provide Sprint PCS service in the expansion territory of Michigan, Iowa and Nebraska. The warrants expire July 15, 2007. As of December 31, 2001, warrants representing all 183,584 shares of common stock remain outstanding.

(7)      Income Taxes

Deferred income tax assets and liabilities are recognized for differences between the financial statement carrying amounts and the tax basis of assets and liabilities which result in future deductible or taxable amounts and for net operating loss and tax credit carryforwards. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Prior to the acquisition of iPCS, management provided a valuation allowance against all of its deferred income tax assets because the realization of those deferred tax assets was uncertain. As part of the iPCS acquisition on November 30, 2001, a deferred income tax liability was established related to the intangible assets acquired. The previously recorded valuation allowance of $81.5 million against deferred tax assets was subsequently eliminated as a result of the acquisition.

(8)      Condensed Consolidating Financial Information

AGW Leasing Company, Inc. ("AGW") is a wholly-owned subsidiary of AirGate PCS, Inc. AGW has fully and unconditionally guaranteed the 1999 AirGate senior subordinated discount notes and the AirGate $153.5 million senior credit facility. AGW was formed to hold the real estate interests for the Company's PCS network. AGW also was a registrant under the Company's registration statement declared effective by the Securities and Exchange Commission on September 27, 1999. AGW jointly and severably guarantees the Company's long-term debt.

AirGate Network Services LLC ("ANS") was created as a wholly-owned subsidiary of AirGate PCS, Inc. ANS has fully and unconditionally guaranteed the 1999 AirGate senior subordinated discount notes and AirGate senior credit facility. ANS was formed to provide construction management services for the Company's PCS network. ANS jointly and severably guarantees AirGate's long-term debt.

iPCS is a wholly-owned unrestricted subsidiary of AirGate PCS, Inc. As an unrestricted subsidiary, iPCS provides no guarantee to either the 1999 AirGate senior subordinated discount notes or the AirGate $153.5 million senior credit facility and AirGate and its restricted subsidiaries provide no guarantee to the 2000 iPCS senior subordinated discount notes or the iPCS $140 millon senior credit facility.

AGW, ANS and iPCS are 100% owned by AirGate PCS, Inc. and no other persons have an equity or other interest in such entities.


AirGate PCS, Inc. Form 10-Q - December 31, 2001                       Page 10

 The unaudited condensed consolidating financial information for AGW, ANS, and iPCS as of December 31, 2001 and for the three months then ended is as follows (dollars in thousands):


                                           AGW Leasing    AirGate                               iPCS                    AirGate
                             AirGate PCS,   Company,      Network     Elimina-    Consoli-  Non-Guarantor  Elimina-    PCS, Inc.
                                 Inc.         Inc.     Services, LLC   tions       dated     Subsidiary     tions     Consolidated
                             -------------------------------------------------------------------------------------------------------
Cash and cash equivalents     $  15,230    $      -      $    (25)   $       -   $   15,205   $   9,944     $      -     $   25,149
Property and equipment, net     158,453           -        48,115            -      206,568     228,277            -        434,845
Intangible assets               833,128           -             -       41,128      874,256      39,488      (39,488)       874,256
Other assets                    149,220           -           500      (89,718)      60,002      36,348            -         96,350
                             -------------------------------------------------------------------------------------------------------
 Total assets                $1,156,031    $      -      $ 48,590    $ (48,590)  $1,156,031   $ 314,057     $(39,488)    $1,430,600
                             ======================================================================================================

Current liabilities          $  109,968    $ 30,733      $ 58,985    $ (89,718)  $  109,968   $  62,129     $(39,488)    $  132,609
Other long-term                  57,103           -             -            -       57,103      12,178            -         69,281
Long-term debt                  345,852           -             -            -      345,852     210,038            -        555,890
                             ------------------------------------------------------------------------------------------------------
 Total liabilities              512,923      30,733        58,985      (89,718)     512,923     284,345      (39,488)       757,780

Common stock                        258           -             -            -          258          -             -            258
Additional paid-in capital      730,238           -             -            -      730,238     192,850            -        923,088
Accumulated deficit             (86,073)    (30,733)      (10,395)      41,128      (86,073)   (163,138)                   (249,211)
Unearned stock option
  compensation                   (1,315)          -             -            -       (1,315)         -             -         (1,315)
                             -------------------------------------------------------------------------------------------------------
 Total liabilities and
  stockholders'
  equity(deficit)            $1,156,031    $      -      $ 48,590    $ (48,590)  $1,156,031   $ 314,057     $(39,488)    $1,430,600
                             =======================================================================================================


AirGate PCS, Inc. Form 10-Q - December 31, 2001                       Page 11


                                              AGW Leasing    AirGate                               iPCS                 AirGate
                                AirGate PCS,   Company,      Network     Elimina-    Consoli-  Non-Guarantor  Elimina- PCS, Inc.
                                    Inc.         Inc.     Services, LLC   tions       dated     Subsidiary     tions  Consolidated
                                ----------------------------------------------------------------------------------------------------
Total revenues                  $ 67,671      $     -       $     -      $    -    $  67,671    $ 14,026      $    -    $  81,697
Cost of revenues                 (49,498)      (3,745)            -           -      (53,243)    (14,097)          -      (67,340)
Selling and marketing            (24,621)        (468)            -           -      (25,089)     (4,756)          -      (29,845)
General and administrative        (3,677)        (219)          (80)          -       (3,976)     (1,224)          -       (5,200)
Other                             (8,565)           -             -           -       (8,565)     (1,945)          -      (10,510)
Depreciation and amortization    (11,941)           -        (1,541)          -      (13,482)     (2,323)          -      (15,805)
                               -----------------------------------------------------------------------------------------------------

Total expenses                   (98,302)      (4,432)       (1,621)          -     (104,355)    (24,345)          -     (128,700)
                               -----------------------------------------------------------------------------------------------------

Loss before income tax benefit   (30,631)      (4,432)       (1,621)          -      (36,684)    (10,319)          -      (47,003)

Income tax benefit                17,359            -             -           -       17,359           -           -       17,359
                                ----------------------------------------------------------------------------------------------------

 Net loss                       $(13,272)     $(4,432)      $(1,621)      $   -    $ (19,325)   $(10,319)       $  -    $ (29,644)
                               =====================================================================================================

Operating activities, net       $(18,737)           -         1,193           -      (17,544)      2,936           -      (14,608)
Investing activities, net        (11,065)           -        (1,061)          -      (12,126)    (17,393)          -      (29,519)
Financing activities, net         30,585            -             -           -       30,585           -           -       30,585
                               -----------------------------------------------------------------------------------------------------
(Decrease) increase in cash
 and cash equivalents                783            -           132           -          915     (14,457)          -      (13,542)
Cash and cash equivalents at
  beginning of period             14,447            -          (157)          -       14,290      24,401           -       38,691
                               -----------------------------------------------------------------------------------------------------
Cash and cash equivalents at
 end of period                   $15,230      $     -         $ (25)      $   -     $ 15,205    $  9,944       $   -    $  25,149
                               =====================================================================================================


AirGate PCS, Inc. Form 10-Q - December 31, 2001                       Page 12

The unaudited condensed consolidating financial information for AGW and ANS as of December 31, 2000 and for the three months then ended is as follows (dollars in thousands):


                                                                  AGW Leasing       AirGate
                                                   AirGate PCS,     Company,        Network
                                                       Inc.           Inc.        Services, LLC  Eliminations   Consolidated
                                                  -------------   -----------     -------------  ------------   ------------
Balance sheet:
Cash and cash equivalents                          $  52,465       $      -         $       -     $       -        $  52,465
Trade receivables and other current assets            29,060              -                 -             -           29,060
Property and equipment, net                          140,255              -            47,274             -          187,529
Other assets                                          76,005              -                 -       (64,295)          11,710
                                                   ---------       --------         ---------     ---------        ---------
 Total assets                                      $ 297,785       $      -         $  47,274     $ (64,295)       $ 280,764
                                                   =========       ========         =========     =========        =========

Current liabilities                                   32,116       $ 14,591         $  51,128     $ (64,295)       $  33,540
Long-term deferred revenue                             1,318              -                 -             -            1,318
Long-term debt                                       229,057              -                 -             -          229,057
                                                   ---------       --------         ---------     ---------        ---------
 Total liabilities                                   262,491         14,591            51,128       (64,295)         263,915

Common stock                                             129              -                 -             -              129
Additional paid-in capital                           162,081              -                 -             -          162,081
Accumulated deficit                                 (123,995)       (14,591)           (3,854)            -         (142,440)
Unearned stock option compensation                    (2,921)             -                 -             -           (2,921)
                                                   ---------       --------         ---------    ----------        ---------
 Total liabilities and stockholders'
 equity(deficit)                                   $ 297,785       $      -         $  47,274    $  (64,295)       $ 280,764
                                                   =========       ========         =========    ==========        =========


AirGate PCS, Inc. Form 10-Q - December 31, 2001                       Page 13


                                                  AirGate PCS,      Company,         Network
                                                       Inc.           Inc.        Services, LLC  Eliminations   Consolidated
                                                 -------------     -------------- -------------  -------------  --------------
Statement of Operations:
Total revenues                                       23,019        $       -        $       -      $      -      $  23,019
Total expenses                                      (53,021)          (3,458)            (403)            -        (56,882)
                                                  ---------        ---------        ---------      --------      ---------
 Net loss                                         $ (30,002)       $  (3,458)       $    (403)     $      -       $(33,863)
                                                  =========        =========        =========      ========       ========

Statement of Cash Flow:
Operating activities, net                           (25,839)               -            3,272             -        (22,567)
Capital expenditures                                (22,838)               -           (3,020)            -        (25,858)
Financing activities, net                            42,506                -                -             -         42,506
                                                  ---------        ---------        ---------      --------       --------
Decrease (increase) in cash
 and cash equivalents                                (6,171)               -              252             -         (5,919)
Cash and cash equivalents at
  beginning of period                                58,636                -             (252)            -         58,384
                                                  ---------        ---------        ---------       -------       --------
Cash and cash equivalents at end of period        $  52,465        $       -        $       -       $     -       $ 52,465
                                                  =========        =========        =========       =======       ========


AirGate PCS, Inc. Form 10-Q - December 31, 2001                       Page 14

(9)      Merger with iPCS, Inc.

On November 30, 2001, the Company completed the acquisition of iPCS, Inc. In connection with the iPCS acquisition, AirGate issued 12.4 million shares of AirGate common stock valued at $57.16 per share which totalled $706.6 million. As of December 31, 2001, the Company was holding in reserve an additional 1.1 million shares for the assumption of outstanding iPCS options and warrants valued at $47.7 million using a Black-Scholes option pricing model. The transaction was accounted for under the purchase method of accounting. AirGate owns 100 percent of iPCS. Subsequently, certain former shareholders of iPCS sold
4.0 million shares of AirGate common stock in an underwritten offering. The accounts of iPCS, Inc. are included as of and for the one month ended December 31, 2001.

The acquisition of iPCS represented a strategic opportunity to significantly expand the size and scope of our operations. The acquisition increases the total resident population in our territory from 7.1 million to approximately 14.6 million, in markets adjacent to Chicago, Illinois, Detroit, Michigan, Des Moines, Iowa, Indianapolis, Indiana and St. Louis, Missouri. We believe the acquisition of iPCS and its proximity to these markets increases AirGate's strategic importance to Sprint. We believe the iPCS territory has attractive market characteristics, and that we will be able to leverage the best operating practices of both companies to more effectively penetrate these markets.

The acquisition activity is summarized as follows:

The Company has engaged a nationally recognized valuation expert to assist us in determining fair values of identifiable assets and liabilities. The allocation of purchase price at December 31, 2001 is preliminary.

   Stock issued                                                    $ 706,645
   Value of options and warrants converted                            47,727
   Costs associated with acquisition                                   7,173
   Liabilities assumed                                               282,714
                                                                 -----------
   Net Book Value of assets acquired, including intangibles      $ 1,044,259
                                                                 ===========


As a result of the acquisition of iPCS, the Company recorded goodwill of $379,643 and intangible assets of $491,384, which will be amortized over the following periods:

                                                      Value      Amortization
                                                    Assigned        Period
                                                   ---------     ------------
   Acquired customer base                          $  52,400     30 months
   Non-competition agreements                          3,900      6 months
   Right to provide service under the Sprint
     Agreements                                      435,084    205 months
                                                   ---------
                                                   $ 491,384
                                                   =========


The unaudited pro forma condensed consolidated statements of income for the three months ended December 31, 2001 and 2000 set forth below, present the results of operations as if the acquisition had occurred at the beginning of each period and are not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of the period.

                                             Three Months ended December 31,
                                             -------------------------------
                                                2001               2000
                                             ----------        -----------
   Total revenues                            $  108,038           $ 33,302
   Operating loss                               (66,228)           (43,873)
   Loss before income tax benefit               (83,655)           (54,018)
   Income tax benefit                            30,952             19,987
                                             ----------        -----------
   Net loss                                  $  (52,703)       $   (34,031)
                                             ==========        ===========
   Basic and diluted net loss per share      $    (2.05)       $     (1.35)
                                             ==========        ===========


AirGate PCS, Inc. Form 10-Q - December 31, 2001               Page 15

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINACIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Statements contained herein regarding expected financial results and other planned events, including but not limited to, anticipated liquidity, churn rates, ARPU (as defined below), decreases in roaming rates, EBITDA (as defined below), capital expenditures and other statements that include words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek", "project" and similar expressions are forward-looking statements that involve risk and uncertainties. Actual future events or results may differ materially from these statements. Readers are referred to the documents filed by AirGate and iPCS with the Securities and Exchange Commission, specifically the most recent filings which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including:

      o the ability to successfully integrate the businesses of AirGate and iPCS;
      o the competitiveness and impact of Sprint PCS' pricing plans, products and services;
      o customer quality;
      o the ability of Sprint to provide back office, customer care and other services;
      o customer purchasing patterns;
      o potential fluctuations in quarterly results;
      o an adequate supply of infrastructure and subscriber equipment;
      o risks related to future growth and expansion;
      o rates of penetration in the wireless industry;
      o the potential need for additional sources of liquidity;
      o anticipated future losses;
      o our significant level of indebtedness;
      o adequacy of bad debt and other reserves;
      o the potential to experience a high rate of customer turnover; and
      o the volatility of the market price of our common stock.

      These and other applicable risks are summarized under the captions "Factors That May Affect Operating Results and Liquidity" and "Future Trends Analysis", both included in this Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q and "Investment Considerations" included under Item 5 - Other Information of this Form 10-Q and elsewhere in this report.

Overview

     On July 22, 1998, we entered into a management agreement with Sprint and became the Sprint network partner with the exclusive right to provide 100% digital PCS products and services under the Sprint and Sprint PCS brand names in our original Sprint PCS territory in the southeastern United States. In January 2000 we began commercial operations with the launch of four markets covering 2.2 million residents in our southeastern territory. By September 30, 2000, we had launched commercial PCS service in all of the 21 basic trading areas, referred to as markets, that comprise our original southeastern territory. On November 30, 2001, AirGate acquired iPCS, Inc., a Sprint PCS network partner with 37 markets in the midwestern states of Michigan, Illinois, Iowa and Nebraska. The acquisition of iPCS increased the total resident population in our markets from
7.1 to approximately 14.6 million. Additionally, iPCS served 149,119 subscribers as of November 30, 2001. At December 31, 2001, we provided Sprint PCS services to 453,359 subscribers. iPCS is a wholly-owned subsidiary of AirGate. As required by the terms of AirGate's and iPCS' respective outstanding indebtedness, each of AirGate's and iPCS' conducts its business as a separate entity from the other.

     Under our long-term agreements with Sprint, we manage the network on Sprint PCS' licensed spectrum as well as use the Sprint and Sprint PCS brand names royalty-free during our PCS affiliation with Sprint. We also have access to Sprint PCS' national marketing support and distribution programs and are generally entitled to buy network and subscriber equipment and handsets at the same discounted rates offered by vendors to Sprint based on its large volume purchases. In exchange for these and other benefits, we are entitled to receive 92%, and Sprint is entitled to retain 8%, of collected service revenues from customers in our territories. We are entitled to 100% of revenues collected from the sale of handsets and accessories and on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network.

         At December 31, 2001, our Sprint PCS network covered 11.3 million of the 14.6 million residents in our Sprint PCS territory based on 2000 estimates compiled by Kagan's Wireless Telecom Atlas & Databook, 2001 Edition.

AirGate PCS, Inc. Form 10-Q - December 31, 2001                      Page 16

Significant Accounting Policies

         We rely on the use of estimates and make assumptions that impact our financial condition and results. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future. Some of the most critical accounting policies that might materially impact our results include:

         Valuation of Accounts Receivable and Inventories:

         Reserve for Doubtful Accounts - Estimates are used in determining our allowance for bad debt and are based both on our historical collection experience, current trends, credit policy and on a percentage of our accounts receivables by aging category. In determining these percentages, we look at historical write-offs of our receivables and our history is limited. We also look at current trends in the credit quality of our customer base and changes in the credit policies. Under the Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes ("NDASL"). As a result, a significant amount of our new customer additions (approximately 50% since May 2001) have been under the NDASL program. The NDASL program has been replaced by the "Clear Pay Program," which re-instated the deposit requirement for the lowest credit class and featured increased back-office controls with respect to credit collection efforts. We anticipate the implementation of the deposit for all new sub-prime customers on the Clear Pay program by the end of February and we believe that this policy will reduce our future bad debt exposure. If the deposit is not re-implemented or these estimates are insufficient for any reason, our operating income, EBITDA and available cash would be reduced.

         Reserve for First Payment Default Customers - We reserve a portion of our new customers and related revenues from those customers that we anticipate will never pay a bill. Using historical information of the percentage of customers whose service was cancelled for non-payment without ever making a payment, we estimate the number of customers activated in the current period that will never pay a bill. For these customers, we record a reserve for their monthly revenues that will never be collected and as a result is not included in the churn statistics. We anticipate that the requirement of a deposit for sub-prime customers activating on the Clear Pay program will reduce the number of first payment default customers for which we will need to record a reserve and will reduce customer churn. If the estimate for first payment default customers is inadequate, our operating income, EBITDA and available cash would be reduced.

         Reserve for Obsolete/Excess Inventory - We currently record a reserve for obsolete or excess handset inventory for models that are no longer manufactured. With the migration to a 1XRTT network, we will need to continue to monitor the depletion of our current inventory levels. If we do not deplete the inventory that is not capable of providing 1XRTT services prior to our complete rollout of 1XRTT, we may have to record a reserve for any remaining obsolete or excess inventory due to lower realizeable retail prices on those handsets. If the estimate of obsolete inventory is understated operating income and EBITDA would be reduced.

         Revenue Recognition:

         We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and to local resellers in our territories. We do not record equipment revenue on handsets and accessories purchased by our customers from national third party resellers such as Radio Shack, Best Buy and Circuit City, or directly from Sprint. Our customers pay an activation fee when they initiate service. We defer this activation fee and record activation fee revenue over the average life of our customers, which we estimate to be 30 months. We recognize service revenue from our customers as they use the service. Additionally, the Company provides a reduction of recorded revenue for billing adjustments and billing corrections.

         Goodwill and Intangible Assets:

         Purchase price accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. In our recording of the purchase of iPCS, we engaged a nationally recognized valuation expert to assist us in determining the fair value of these assets and liabilities. Included in the asset valuation for this purchase was the valuation of three intangible assets: the iPCS customer base, non-compete

AirGate PCS, Inc. Form 10-Q - December 31, 2001                      Page 17
agreements for certain former iPCS employees, and the right to be the exclusive provider of Sprint PCS services in the 37 markets in which iPCS operates. For the customer base, the non-compete agreement, and the right to provide service under the Sprint Agreements, finite useful lives of thirty months, six months and 205 months, respectively, have been assigned to these intangible assets and they will each be amortized over these respective useful lives.

     Effective October 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairment of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairment, and requires additional disclosure of information about goodwill and other intangible assets. One of the evaluating factors in assessing goodwill impairment is a company's stock price. The market price for our common stock has decreased significantly since December 31, 2001. As a result, a goodwill and intangible asset impairment evaluation will have to be made in the future and there is an increased risk of a write-off of a portion of the $387.4 million in goodwill or the $486.9 million of intangible assets recorded at December 31, 2001. Any write-offs would result in a charge to earnings and a reduction in equity in the period taken.

Results of Operations

         For the three months ended December 31, 2001 compared to the three months ended December 31, 2000:

Terms such as customer additions, average revenue per user, churn and cost per gross addition are metrics used in the wireless telecommunications industry. None of these terms are measures of financial performance under generally accepted accounting principles in the United States.

         Customer Additions

     As of December 31, 2001, we provided personal communication services to 453,359 customers compared to 103,440 customers as of December 31, 2000, an increase of 349,919 customers. The company does not include in its customer base an estimate of first payment default customers. The increased net customers acquired during the three months ended December 31, 2001 includes 149,119 customers acquired from iPCS on November 30, 2001, new customers attracted from other wireless carriers and increasing demand for wireless services in the United States.

         Average Revenue Per User

         An important operating metric in the wireless industry is Average Revenue Per User (ARPU). ARPU summarizes the average monthly service revenue per customer, excluding roaming revenue. ARPU is computed by dividing service revenue for the period by the average subscribers for the period, which is net of an adjustment for first payment default customers. For the three months ended December 31, 2001, ARPU was $60. For the three months ended December 31, 2000, ARPU was $59. The increase in ARPU primarily resulted from customers selecting rate plans with higher monthly recurring charges.

         Churn

     Churn is the monthly rate of customer turnover expressed as the percentage of customers of the average customer base that both voluntarily and involuntarily discontinued service during the month. Churn is computed by dividing the number of customers that discontinued service during the month, net of 30 day returns and an adjustment for estimated first payment default customers, by the average customer base for the period. Churn for the three months ended December 31, 2001 was 3.0%, compared to 2.9% for the three months ended December 31, 2000. The increase in churn is a result of an increase in the amount of sub-prime credit quality customers the Company added whose service was involuntarily discontinued during the period.

         Cost Per Gross Addition

         Cost Per Gross Addition (CPGA) summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing, cost of equipment and activation costs (which are included as a component of cost of service) and reducing that amount by the Equipment Revenue recorded. That net amount is then divided by the total new customers acquired during the period, reduced for the reserve for first payment default customers. CPGA was $351 for the three months ended December 31, 2001 compared to


AirGate PCS, Inc. Form 10-Q - December 31, 2001                        Page 18

$367 for the three months ended December 31, 2000. The higher number of total new customers acquired in the three months ended December 31, 2001 compared to the year earlier period leveraged down the fixed costs of selling such as store costs and advertising over a greater number of customers.

         Revenues

         Service revenue and equipment revenue were $55.8 million and $4.5 million, respectively, for the three months ended December 31, 2001, compared to $13.3 million and $2.3 million, respectively, for the three months ended December 31, 2000, an increase of $42.5 million and $2.2 million, respectively. These increased revenues reflect the substantially higher average number of customers using the Company's network. Service revenue consists of monthly recurring access and feature charges and monthly non-recurring charges for local, long distance and roaming airtime usage in excess of the pre-subscribed usage plan. Equipment revenue is derived from the sale of handsets and accessories from our Sprint PCS stores, net of sales incentives, rebates and an allowance for returns. Our handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint for refurbishing, we receive a credit from Sprint, which is less than the amount we originally paid for the handset.

       We recorded roaming revenue of $21.3 million during the three months ended December 31, 2001 (see roaming expense in Cost of Service and Roaming below) compared to $7.4 million for the three months ended December 31, 2000, an increase of $13.9 million. The increase is attributable to the larger wireless customer base for Sprint and its other network partners and the additional coverage territory acquired with iPCS. We receive roaming revenue at a per-minute rate from Sprint or another Sprint PCS network partner when Sprint PCS subscribers outside of our territory use our network. For the three months ended December 31, 2001, such roaming revenue was $20.1 million, or 94% of the roaming revenue recorded in the period. We also receive non-Sprint PCS roaming revenue when subscribers of other wireless service providers who have roaming agreements with Sprint roam on our network.

      On April 27, 2001, we and Sprint announced that we had reached an agreement in principle to reduce the reciprocal roaming rate exchanged between Sprint and AirGate for PCS customers who roam into the other party's, or another network partner's, territory. The rate was reduced from $0.20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. iPCS and Sprint PCS had an agreement which fixed the reciprocal roaming rate exchanged between Sprint PCS and iPCS for customers who roam into the other party's, or another network partner's, territory at $0.20 per minute of use through December 31, 2001. Under the agreement in principle, the roaming rate for both AirGate and iPCS with respect to calendar 2002 will not be less than $0.10 per minute. For calendar year 2003 and beyond, the details of the agreement in principle have not yet been finalized.
Depending on the details of the final agreement, the reciprocal roaming rate may be less than the rate charged in 2002. The reduction in revenues from any rate decrease will be partially offset by lower cost of roaming expense.

         Cost of Service and Roaming

         The cost of service and roaming was $57.8 million for the three months ended December 31, 2001, compared to $17.0 million for the three months ended December 31, 2000, an increase of $40.8 million. Cost of service and roaming principally consists of roaming expense when customers from our territory place calls on Sprint PCS's network and costs to support the Company customer base including: (i) network operating costs (including salaries, cell site lease payments, fees related to the connection of our switches to the cell cites that they support, inter-connect fees and other expenses related to network operations), (ii) back office services provided by Sprint PCS such as customer care, billing and activation, (iii) the 8% of collected service revenue representing the Sprint affiliation fee, (iv) bad debt related to uncollectible accounts receivable and (v) long distance expense relating to inbound roaming revenue and our own customer's long distance usage.

      Roaming expense included in the cost of service and roaming was $17.1 million for the three months ended December 31, 2001, compared to $3.6 million for the three months ended December 31, 2000, an increase of $13.5 million as a result of the substantial increase in our customer base. As discussed above, the per minute rate we pay Sprint when customers from our territory roam onto the Sprint PCS network decreased beginning June 1, 2001. The increased roaming minutes resulting from increasing subscriber levels will be partially offset by the lower per minute rate paid to Sprint.

      We were supporting 453,359 customers at December 31, 2001, compared to 103,440 customers at December 31, 2000. At December 31, 2001, our network, including the territory of iPCS, consisted of 1,258 active cell sites and 6 switches compared to 598 active cell sites and three switches at December 31, 2000. There were approximately 147 employees performing network operations functions at December 31, 2001, compared to 64 employees at December 31,


AirGate PCS, Inc. Form 10-Q - December 31, 2001                      Page 19

2000. The Sprint 8% affiliation fee totaled $4.1 million in the three months ended December 31, 2001, compared to $1.0 million for the three months ended December 31, 2000, a $3.1 million increase related to the growth in service revenues.

         Cost of Equipment

         Cost of equipment was $9.6 million for the three months ended December 31, 2001, and $5.1 million for the three months ended December 31, 2000, an increase of $4.5 million. This increase is attributable to the increase in the number of customers added during the period, as cost of equipment includes the cost of handsets and accessories sold to customers from our Sprint PCS stores. The cost of handsets exceeds the amount received from customers because we subsidize the price of handsets to remain competitive in the marketplace.

         Selling and Marketing

         We incurred selling and marketing expenses of $29.8 million during the three months ended December 31, 2001 compared to $16.7 million in the three months ended December 31, 2000, an increase of $13.1 million. These amounts include retail store costs such as salaries and rent in addition to promotion, advertising and commission costs, and handset subsidies on units sold by national third party retailers for which we do not record revenue. At December 31, 2001, there were approximately 607 employees performing sales and marketing functions, compared to 264 employees as of December 31, 2000. The majority of the increase in employees is due to the acquisition of iPCS. A net 69,215 customers were added in the three months ended December 31, 2001 (excluding 149,119 iPCS customers acquired on November 30, 2001 and net of expected first payment default customers) compared to 46,751 net customers added in the three months ended December 31, 2000. Handsets subsidies on units sold by third parties totaled $6.2 million for the three months ended December 31, 2001, compared to $3.3 million for the three months ended December 31, 2000, an increase of $4.1 million.

         General and Administrative

     For the three months ended December 31, 2001, we incurred general and administrative expenses of $5.2 million, compared to $4.7 million for the three months ended December 31, 2000, an increase of $0.5 million. For the three months ended December 31, 2001, increased compensation and benefit amounts related to the growth in our number of employees and $0.7 million of merger related expenses incurred by iPCS in December 2001 relating to legal, accounting, and severance payments pursuant to employment agreements were partially offset by $0.8 million of legal and professional fees related to acquisition activities in the three months ended December 31, 2000. Of the 842 employees at December 31, 2001, approximately 88 employees were performing corporate support functions compared to 44 employees as of December 31, 2000.

         Noncash Stock Option Compensation

     Noncash stock option compensation expense related to general and administrative was $0.2 million for the three months ended December 31, 2001, and $0.3 million related to general and administrative for the three months ended December 31, 2000. We apply the provisions of APB Opinion No. 25 and related interpretations in accounting for our stock option plans. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of our common stock at the date of grant and is recognized as noncash stock option compensation expense in the period in which the related services are rendered.

         Depreciation and Amortization

         For the three months ended December 31, 2001, depreciation and amortization increased to $11.3 million, compared to $6.7 million for the three months ended December 31, 2000, an increase of $4.6 million. The increase in depreciation expense relates primarily to additional network assets placed in service in 2001 and the depreciation of the acquired iPCS property and equipment. Depreciation and amortization will continue to increase as additional portions of our network are placed into service. We incurred capital expenditures of $23.7 million in the three months ended December 31, 2001, which included approximately $1.3 million of capitalized interest compared to capital expenditures of $10.7 million and capitalized interest of $0.8 million in the three months ended December 31, 2000.

         Amortization of Intangible Assets

         Amortization of intangible assets relates to the amounts recorded from the iPCS acquisition for the acquired customer base, non-competition agreements, and the right to provide service under the Sprint Agreements. With the


AirGate PCS, Inc. Form 10-Q - December 31, 2001                      Page 20
completion of the iPCS acquisition on November 30, 2001, amortization of the intangible assets of $4.5 million represented only one month of expense during the three months ended December 31, 2001.

         Interest Income

         For the three months ended December 31, 2001, interest income was $0.1 million compared to $1.3 million for the three months ended December 31, 2000, a decrease of $1.2 million. We had higher cash and cash equivalent balances for the three months ended December 31, 2000, resulting from the remaining proceeds from our September 1999 equity and debt offerings and a $42.0 million borrowing under the AirGate senior credit facility. As capital expenditures were required to complete the build-out of our PCS network, and as working capital and operating losses were funded, decreasing cash balances and lower interest rates resulted in lower interest income.

         Interest Expense

         For the three months ended December 31, 2001, interest expense was $10.3 million, compared to $7.7 million for the three months ended December 31, 2000, an increase of $2.6 million. The increase is primarily attributable to increased debt related to accreted interest on the 1999 AirGate senior subordinated discount notes, the 2000 iPCS senior subordinated discount notes and increased borrowings under the AirGate senior credit facility, partially offset by lower commitment fees on undrawn balances of the AirGate senior credit facility, and a lower interest rate on variable rate borrowings under the AirGate senior credit facility. We had borrowings of $556.4 million as of December 31, 2001, compared to $229.1 million at December 31, 2000.

         Income Tax Benefit

         For the three months ended December 31, 2001, the income tax benefit was $17.4 million. No income tax benefit was recognized for the three months ended December 31, 2000. Prior to the acquisition of iPCS on November 30, 2001, AirGate did not recognize an income tax benefit because a full valuation allowance was provided against all deferred income tax assets. An income tax benefit will continue to be recognized in future periods to the extent that management believes realizability of deferred tax assets is more likely than not.

         Net Loss

         For the three months ended December 31, 2001, the net loss was $29.6 million, a decrease of $4.3 million from a net loss of $33.9 million for the three months ended December 31, 2000.

Liquidity and Capital Resources

         As of December 31, 2001, we had $25.1 million in cash and cash equivalents, compared to $14.3 million in cash and cash equivalents at September 30, 2001. Our net working capital deficit was $32.1 million at December 31, 2001, compared to working capital of $5.8 million at September 30, 2001.

         Net Cash Used in Operating Activities

         The $14.6 million of cash used in operating activities in the three months ended December 31, 2001 was the result of the company's $29.6 million net loss and a net $13.0 million in cash used in changes in working capital being partially offset by $28.0 million of depreciation, amortization of note discounts, financing costs and intangibles, and noncash stock option compensation. The $22.6 million of cash used in operating activities in the three months ended December 31, 2000 was the result of the Company's $33.9 million net loss being partially offset by a net $4.4 million in cash provided by changes in working capital and $6.9 million of depreciation, amortization of note discounts, amortization of financing costs and noncash stock option compensation.

         Net Cash Used in Investing Activities

         The $5.1 million of cash used in investing activities during the three months ended December 31, 2001, represents $23.6 million for capital expenditures and $5.9 million of cash acquisition costs related to the merger with iPCS partially offset by $24.4 million of cash acquired from iPCS. For the three months ended December 31, 2000, cash outlays of $25.9 million represented cash payments of $15.2 made for equipment purchases made through accounts payable and accrued expenses


AirGate PCS, Inc. Form 10-Q - December 31, 2001                      Page 21
at September 30, 2000, in addition to $10.7 million of capital expenditures made in the three months ended December 31, 2000.

         Net Cash Provided by Financing Activities

         The $30.6 million in cash provided by financing activities during the three months ended December 31, 2001 consisted of $30.0 million in borrowings under the AirGate senior credit facility and $0.6 million of proceeds received from the exercise of options and warrants. The $42.5 million of cash provided by financing activities in the three months ended December 31, 2000 consisted of $42.0 million borrowed under the AirGate senior credit facility and $0.5 million of proceeds received from exercise of options and warrants.

         Liquidity

     At December 31, 2001, we had $25.1 million of cash and cash equivalents and total availability under the AirGate senior credit facility of $48.2 million and total availability under the iPCS senior credit facility of $90.0 million. iPCS is an unrestricted subsidiary. As a result of this designation, funds available under each of AirGate's and iPCS' senior credit facilities can only be used by AirGate or iPCS, as applicable. To date, we have used proceeds from our 1999 initial public offering of equity, the 1999 AirGate senior subordinated discount notes and borrowings from the AirGate senior credit facility to fund capital expenditures, operating losses, working capital and cash interest needs while we built out our digital PCS network and acquired customers. By June 2003, we expect that our customer base will have increased to a size sufficient for us to generate free cash flow (EBITDA plus non-cash stock option expense minus capital expenditures, cash interest payments and required amortization of principal under the senior credit facilities). We expect our free cash flow after June 2003 will be sufficient to meet the cash requirements of the business including: capital expenditures, cash interest, required amortizations of principal under the senior credit facilities and working capital needs. Our projections contain significant assumptions including projections for gross new customer additions, ARPU, churn, bad debt expense and roaming revenue. Based on internal projections and the current condition and trends of our business and industry, we anticipate that from January 1, 2002, until we become a net generator of cash (free cash flow positive) in the three months ended June 30, 2003, a portion of the $163.3 million of cash and cash equivalents and availability under the senior secured credit facilities discussed above, will be utilized as follows (amounts in millions):


                                                  Stand Alone      Stand Alone    Consolidated
                                                  AirGate PCS,      iPCS, Inc.    AirGate PCS,
                                                      Inc.                            Inc.
                                                --------------    -------------   -------------
At December 31, 2001:
    Cash and cash equivalents                           $15.2           $ 9.9          $  25.1
    Borrowing availability under senior
         secured credit facilities                       48.2            90.0            138.2
                                               --------------    ------------    -------------
Total available cash at December 31, 2001               $63.4          $ 99.9          $ 163.3

Ranges of estimated sources (uses) from
January 1, 2002 to June 2003:
     EBITDA (Earnings before interest,
          taxes, depreciation and                   $25 - $27    ($18) - ($20)          $5 - $9
          amortization)
     Sale of tower assets                                 ---         10 - 12           10 - 12
     Capital expenditures                         (45) - (48)      (45) - (46)       (90) - (94)
     Cash interest payments                        (9) - (10)      (8) -  ( 9)       (17) - (19)
     Working capital requirements                  (8) - ( 9)       (9) - (10)       (17) - (19)
                                                ------------     ------------    --------------
Estimated net uses                              ($37) - ($40)    ($72) - ($73)   ($109) - ($113)
                                                ------------     ------------    --------------
Estimated cash available at June 30, 2003          $23 - $26        $27 - $28         $50 - $54
                                                ------------     ------------    --------------

Factors That May Affect Operating Results and Liquidity


AirGate PCS, Inc. Form 10-Q - December 31, 2001                      Page 22

         In addition to the Investment Considerations included herein, the following risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in forward-looking statements related to our business.

         We may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. We incurred EBITDA (Earnings before interest, taxes, depreciation and amortization) losses excluding noncash stock option compensation expense of ($20.7) million in the three months ended December 31, 2001. Our business projections reflect continuing growth in our subscriber base and a reduction and eventual elimination of EBITDA losses as the cash flow generated by the growing subscriber base exceeds costs incurred to acquire new customers. If we acquire more new customers than we project, the upfront costs to acquire those customers (including the handset subsidy, commissions and promotional expenses) may result in greater EBITDA losses in the near term but higher cash flows in later periods. Conversely, if there is a slowdown in new subscriber growth in the wireless industry, we may acquire fewer new customers, which would result in lower EBITDA losses in the near term but lower cash flows in later periods.

         We may experience a higher churn rate. Our average customer monthly churn (net of 30 day returns and a reserve for first payment default customers) for the three months ended December 31, 2001 was 3.0%. This rate of churn was higher than our historical average and is expected to continue into 2002 before declining in the second half of calendar 2002. If the rate of churn were not to decline as expected or to increase materially above its current levels and remain there, we would lose the cash flow attributable to these customers and have greater EBITDA losses.

         We may not be able to re-instate the deposit requirement for new sub-prime credit customers. We have requested that Sprint allow us to re-instate a customer deposit for all sub-prime customers added after February 24, 2002. Sprint has indicated its willingness to make the required program changes to effect the deposit requirement for sub-prime customers (which was present in all of our distribution channels until May 2001, when Sprint introduced No Deposit Account Spending Limits (NDASL)). As of December 31, 2001, approximately 38% of our 453,359 customers had a credit rating placing them in the sub-prime category. In addition, because Sprint does not plan to re-instate a deposit in its markets, we may experience difficulty in implementing a deposit requirement in national third party retailers in our territory. Our inability to collect a deposits from sub-prime customers may result in a higher rate of customer churn and additional bad debt expense than our business plan projects.

         We may receive a significantly lower roaming rate in 2003 and thereafter. We are paid a fee from Sprint for every minute that a Sprint PCS subscriber based outside of our territory uses our network; we refer to such fees as roaming revenue. Similarly, we pay a fee to Sprint for every minute that our customers use the Sprint PCS network outside of our markets; we refer to such fees as roaming expense. Under our original agreements with Sprint, Sprint had the right to change the reciprocal roaming rate exchanged for customers who roam into the other party's or another network partner's network. On April 27, 2001, we and Sprint announced an agreement in principle to reduce this reciprocal roaming rate exchanged between Sprint and AirGate for customers who roam into the other party's, or another network partner's, territory. The rate was reduced from $0.20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. iPCS and Sprint had an agreement which fixed the reciprocal roaming rate exchanged between Sprint and iPCS for customers who roam into the other party's, or another network partner's, territory at $0.20 per minute of use through December 31, 2001. Under the agreement in principle, the roaming rate for both AirGate and iPCS with respect to calendar 2002 will not be less than $0.10 per minute. For calendar year 2003 and beyond, the details of the agreement in principle have not yet been finalized. Depending on the details of the final agreement, the reciprocal roaming rate may be less than the rate charged in 2002. While a much lower roaming rate would significantly reduce the roaming revenue we receive, it would also significantly reduce the roaming expense we pay to Sprint. The ratio of roaming revenue to expense for the three months ended December 31, 2001 was 1.3 to one. We project that by 2003, the growth in our customer base will result in a ratio of revenue to expense approaching one to one, minimizing the net earnings and EBITDA impact of any substantial reduction in the roaming rate. If the ratio of roaming revenue to roaming expense were not to decline, a reduction in the reciprocal roaming rate could have an adverse affect on our cash cushion.

         Our ability to borrow funds under the senior credit facilities may be terminated due to our failure to maintain or comply with the restrictive financial and operating covenants contained in the agreements governing the senior credit facilities. The AirGate senior credit facility contains covenants specifying the maintenance of certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues and limiting capital expenditures. We believe that we are currently in compliance, and will remain in compliance for the foreseeable future, with all financial and operational covenants relating to the AirGate senior credit facility. The iPCS senior credit facility contains covenants specifying the maintenance of certain financial ratios, reaching defined subscriber


AirGate PCS, Inc. Form 10-Q - December 31, 2001                     Page 23
growth and network covered population goals, minimum quarterly service revenues, maximum EBITDA losses and limiting capital expenditures. We believe that we are currently in compliance with all financial and operational covenants relating to the iPCS senior credit facility. Following the merger with iPCS, we proposed a new business plan for fiscal year 2002 which would have violated the maximum EBITDA loss covenants of the iPCS senior credit facility in the second half of the fiscal year. We have recently completed an amendment to the iPCS senior credit facility, primarily to provide additional relief under this maximum EBITDA losses covenant. If we are unable to operate either the AirGate or iPCS business within the covenants specified in the AirGate senior credit facility or the iPCS senior credit facility, as amended, as applicable, our ability to obtain future amendments to the covenants in the applicable senior credit facility is not guaranteed and our ability to make borrowings required to operate the AirGate or iPCS business, as applicable, could be restricted or terminated. Such a restriction or termination would have a material adverse affect on our liquidity.

         We may not be able to sell enough towers at an adequate price to generate proceeds projected in the iPCS business plan. Upon completion of the initial iPCS network build-out at March 31, 2002, we expect iPCS to own approximately 90 towers. We do not consider towers a strategic asset and plan on selling some or all of these assets as market terms and conditions permit. There are several companies that have traditionally been purchasers of towers in the wireless industry. However, the financial condition of these tower companies and their willingness and ability to purchase towers we own is not certain.

         Variable interest rates may increase substantially. At December 31, 2001, we had borrowed $155.3 million under the senior credit facilities. The rate of interest on those facilities is based on a margin above either the alternate bank rate (the prime lending rate in the United States) or the London Interbank Offer Rate (LIBOR). Our weighted average borrowing rate on variable rate borrowings at December 31, 2001 was 5.8%. While our business plan uses a 7.0% base borrowing rate, increases in a market interest rate substantially above our estimates may result in unanticpated cash interest costs.

         We operate with negative working capital because of amounts owed to Sprint. Each month we pay Sprint amounts relating to: (i) roaming expense, (ii) the 8% affiliation fee, (iii) costs for customer support and billing, (iv) handsets purchased from Sprint, (v) reimbursements for commissions paid to national third party retailers such as Radio Shack, Best Buy and Circuit City,
(vi) reimbursement for subsidies related to handsets sold by national third party retailer, and (vii) wholesale long distance expense that our customers incur and that Sprint PCS customers incur related to roaming revenue. A reduction in the amounts we owe Sprint may result in a greater use of cash for working capital purposes than our business plan currently projects.

         We may not be able to access the credit markets for additional capital if the liquidity discussed above is insufficient for the cash needs of our business. We frequently evaluate options for additional financings to supplement our liquidity position and maintain maximum financial flexibility. However, if the assumptions used in our projections are incorrect, we may be unable to raise additional capital.

Future Trends Analysis

         AirGate has provided investors and analysts guidance for the second fiscal quarter as discussed below. Such guidance is considered to be forward looking statements and is subject, in all cases, to the Factors That May Affect Operating Results and Liquidity set forth above and the Investment Considerations set forth in Item 5 of this report.

         Net additions refer to the increase in total subscribers between periods, net of an adjustment for first payment default customers. The company expects that net additions for the three months ended March 31, 2002 will be approximately 38,000 to 45,000 subscribers. This would reflect a reduction for net new additions on a combined pro forma basis from the same period last year. First, we believe that the general economic condition in the United States may dampen new customer additions for the wireless industry. Recent estimates for wireless industry growth have been adjusted downward and if these estimates are correct, we would expect to acquire fewer new customers. Second, we are reorganizing the iPCS sales organization from a geographically based structure to a channel focused structure. Such reorganization is expected to briefly disrupt the selling trends in the iPCS markets as employees shift positions and undergo additional training. Third, we expect that Sprint PCS will re-institute the deposit requirement for sub-prime customers in our markets by the end of February 2002. The deposit requirement could reduce the number of potential new customers. Lastly, we expect that churn will continue in the range of 3%, which was our churn for the three months ended December 31, 2001.

         ARPU (Average Revenue Per User) summarizes the average monthly service revenue per customer, excluding roaming revenue. ARPU is computed by dividing service revenue by the average subscribers for the period, net of an


AirGate PCS, Inc. Form 10-Q - December 31, 2001                       Page 24
adjustment for first payment default customers. ARPU for the three months ended March 31, 2002 is expected to be approximately $59 to $61 compared to the $60 result reported in the three months ended December 31, 2001.

         Roaming revenue received from Sprint PCS customers based outside of our territory using our network is expected to be approximately $20 million to $22 million. Similarly, roaming expense for our customers' use of the Sprint PCS network outside of our markets is expected to be approximately $16 million to $18 million. We anticipate that the reciprocal roaming rate that both AirGate and iPCS will pay Sprint PCS will be reduced to $0.10 per minute for a local call or approximately $0.12 per minute for a long distance call. For the three months ended December 31, 2001, AirGate received $0.12 per minute for a local call or $0.16 per minute for a long distance call and iPCS received $0.20 per minute for a local call or $0.26 per minute for a long distance call. The anticipated decrease in the reciprocal roaming rate should be partially offset by increased roaming minutes from a growing Sprint PCS and other Sprint PCS network partner customer base.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) excluding merger related expenses and non-cash stock option compensation expense is expected to be approximately ($8) million to ($10) million. Increased cash flows from a larger average customer base combined with lower customer acquisition costs from acquiring fewer new customers than during the three months ended December 31, 2001 should result in a lower EBITDA loss excluding merger related expenses and non-cash stock option compensation expense than the ($20.0) million EBITDA loss reported for the three months ended December 31, 2001.

         Capital expenditures for the three months ended March 31, 2002 are expected to be approximately $40 million to $45 million. These amounts will be used to substantially complete our investment to upgrade our network to 1XRTT, the CDMA network platform for migration to next generation voice and data services. Additionally, amounts will be incurred to increase switch capacity in the company's six operating switches in anticipation of future customer growth and an increase in the average minutes per month a customer uses the service. For the remaining nine months of the fiscal year (January 1, 2002 to September 30, 2002), capital expenditures are expected to total approximately $75 million to $80 million. In addition to the expenditures expected to be incurred in the three months ended March 31, 2002, there will be purchases of equipment to establish new cell sites and supplement existing cell sites with additional radios, or carriers.

         Capital Resources

         The 1999 AirGate senior subordinated discount notes due 2009 will require cash payments of interest beginning on April 1, 2005. The 2000 iPCS senior secured discount notes due 2010 will require cash payments of interest beginning on January 15, 2006.

         The AirGate $153.5 million senior credit facility provides for a $13.5 million senior secured term loan, which matures on June 6, 2007, which is the first installment of the loan, or tranche I. The second installment, or tranche II, under the senior credit agreement is for a $140.0 million senior secured term loan, which matures on December 31, 2008. The credit agreement requires us to make quarterly payments of principal beginning December 31, 2002 for tranche I, and March 31, 2004 for tranche II, initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. The commitment fee on unused borrowings is 1.50%, payable quarterly. As of December 31, 2001, $48.2 million remained available for borrowing under the AirGate senior credit facility. Our obligations under the AirGate senior credit agreement are secured by all of AirGate's assets, but not assets of iPCS and its subsidiaries. As discussed above, we expect that cash and cash equivalents together with future advances under the AirGate senior credit facility will fund AirGate's capital expenditures, operating losses and working capital requirements through the end of fiscal 2002, at which time we expect to generate positive earnings before interest, taxes, depreciation and amortization (EBITDA). The AirGate senior credit facility is subject to certain restrictive covenants including maintaining certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues and limiting annual capital expenditures. Further, the AirGate senior credit facility restricts the payment of dividends on our common stock.

         The iPCS $140.0 million senior credit facility provides for a $90.0 million senior secured term loan which matures on December 31, 2008, which is the first installment of the loan, or tranche A. The second installment, or tranche B, under the senior credit agreement is for a $50.0 million senior secured term loan, which matures on December 31, 2008. The credit agreement requires us to make quarterly payments of principal beginning March 31, 2004 for tranche A and tranche B, initially in the amount of 2.5% of the loan balance then outstanding and increasing thereafter. The commitment fee on unused borrowings ranges from 1.00% to 1.50%, payable quarterly. As of December 31, 2001, $90.0 million remained available for borrowing under the iPCS senior credit facility. Our obligations under the iPCS senior credit agreement are secured by all of iPCS' assets, but not other assets of AirGate and its subsidiaries. As discussed above, we expect that cash and cash equivalents together with future advances under the iPCS senior credit facility will fund iPCS'


AirGate PCS, Inc. Form 10-Q - December 31, 2001                      Page 25
capital expenditures, operating losses and working capital requirements through the end of fiscal 2002, at which time we expect to generate positive earnings before interest, taxes, depreciation and amortization (EBITDA). The iPCS senior credit facility is subject to certain restrictive covenants including maintaining certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues, maximum EBITDA losses and limiting annual capital expenditures. We have recently completed an amendment to the iPCS senior credit facility, primarily to provide additional relief under the maximum EBITDA losses covenant, which we anticipated violating in future quarters.

         As of December 31, 2001, management believes that we are in compliance with all financial and operational covenants associated with our senior credit facilities, senior subordinated discount notes, and Sprint Agreements.

Contractual Obligations

         We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to the senior credit facilities, the 1999 AirGate senior subordinated discount notes, the iPCS senior secured discount notes, capital leases and noncancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Future minimum contractual cash obligations for the next five years and in the aggregate at December 31, 2001, are as follows (dollars in thousands):

                                                                  Payments Due By Period
                                         ----------------------------------------------------------------------------
                                                                  Years Ended December 31,
                                                    -----------------------------------------------------
       Contractual Obligation            Total        2002       2003       2004       2005       2006     Thereafter
       ----------------------            -----        ----       ----       ----       ----       ----     ----------
AirGate senior credit
 facility (1)                           $  105,300    $   506    $ 2,025    $15,964    $16,759   $22,217     $ 47,829

iPCS senior credit facility (1)             50,000         --         --      5,000      7,500    12,500       25,000
AirGate operating leases (2)                67,023     17,670     17,269     14,769      7,745     3,812        5,758
iPCS operating leases (2)                   70,442     11,430     11,271     10,714      9,483     6,331       21,213
iPCS capital leases                            788         44         44         45         47        49          559
1999 AirGate senior
 subordinated discount notes               300,000         --         --         --         --        --      300,000
2000 iPCS senior subordinated
 discount notes                            300,000         --         --         --         --        --      300,000
                                      ------------  ---------  ---------  ---------  ---------  --------    ---------
     Total                              $  893,553    $29,650    $30,609    $46,492    $41,534   $44,909     $700,359
                                      ============  =========  =========  =========  =========  ========    =========


(1) Total repayments are based on borrowings outstanding as of December 31, 2001, not projected borrowings under the respective senior credit facility.

(2)   Does not include payments due under renewals to the original lease term.

     There are provisions in each of the agreements governing the senior credit facilities, the 1999 AirGate senior subordinated discount notes and the 2000 iPCS senior subordinated discount notes that provide for an acceleration of repayment upon an event of default, as defined in the respective agreements.

Seasonality

      Our business is subject to seasonality because the wireless industry historically has been heavily dependent on fourth calendar quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including: the increasing use of retail distribution, which is heavily dependent upon the year-end holiday shopping season; the timing of new product and service announcements and introductions; competitive pricing pressures; and aggressive marketing and promotions. The increased level of activity requires a greater use of our available financial resources during this period.


AirGate PCS, Inc. Form 10-Q - December 31, 2001                      Page 26

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In the normal course of business, our operations are exposed to interest rate risk on our senior credit facilities and any future financing requirements. Our fixed rate debt consists primarily of the accreted carrying value of the 1999 AirGate senior subordinated discount notes ($207.8 million at December 31, 2001) and the 2000 iPCS senior subordinated discount notes ($203.1 million at December 31, 2001). Our variable rate debt consists of borrowings made under the AirGate senior credit facility ($105.3 million at December 31, 2001) and the iPCS senior credit facility ($50.0 million at December 31, 2001). Our primary interest rate risk exposures relate to (i) the interest rate on long-term borrowings; (ii)our ability to refinance the senior subordinated discount notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

         We manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable rate debt and the use of an interest rate cap. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our interest rate risk on an ongoing basis.

         The following table presents the estimated future balances of outstanding long-term debt projected at the end of each period and future required annual principal payments for each period then ended associated with the senior subordinated discount notes and our senior credit facilities based on our projected level of long-term indebtedness:


                                                            Years Ending September 30,
                                        ----------------------------------------------------- -------------
                                             2002      2003      2004       2005      2006     Thereafter
                                         ---------------------------------------------------- -------------
                                                                     (Dollars in thousands)

1999 AirGate senior subordinated
discount notes ......................    $228,813   $260,630  $297,191   $297,289  $297,587          --
Fixed interest rate .................        13.5%      13.5%     13.5%      13.5%     13.5%       13.5%
Principal payments ..................          --         --        --         --        --    $300,000

2001 iPCS senior subordinated
discount notes ......................    $222,896   $252,095  $285,118   $296,967  $297,165          --
Fixed interest rate .................        14.0%      14.0%     14.0%      14.0%     14.0%       14.0%
Principal payments ..................          --         --        --         --        --    $300,000

AirGate senior credit facility ......    $128,500   $126,475  $117,498   $105,528  $ 90,083          --
Variable interest rate (1) ..........        5.75%      5.75%     5.75%      5.75%     5.75%       5.75%
Principal payments ..................          --   $  2,025  $  8,977   $ 11,970  $ 15,445    $ 87,083

iPCS senior credit facility .........    $105,500   $125,000  $115,625   $ 98,436  $ 70,309          --
Variable interest rate (1) ..........        5.75%      5.75%     5.75%      5.75%     5.75%       5.75%
Principal payments ..................          --         --  $  9,375   $ 17,189  $ 28,127    $ 70,309

-------------------
(1) The interest rate on the senior credit facility equals the London Interbank Offered Rate ("LIBOR") +3.75%. LIBOR is assumed to equal 2.0% for all periods presented, which is the current LIBOR rate. A 1% increase (decrease) in the variable interest rate would result in a $2.6 million increase (decrease) in the interest expense.


AirGate PCS, Inc. Form 10-Q - December 31, 2001                       Page 27

                           PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     With respect to the Special Meeting of Shareholders held November 27, 2001, reference is made to the AirGate PCS, Inc. Form 10-K as filed on November 30, 2001 with the SEC.

Item 5.  OTHER INFORMATION

Execution of Limited 10b5-1 Plans

     Certain executives have initiated structured diversification plans to sell a limited portion of their AirGate stock holdings at specified prices over a fixed period. The plans, adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, are designed to avoid any real or perceived conflicts of interest that might arise from these sales due to these executives involvement with AirGate PCS, Inc., while enabling these executives to diversify their respective holdings. Further, the plans will help avoid an aggregation of sales of our common stock during our "trading window" periods that typically follow quarterly announcements of our earnings.

Investment Considerations

Risks Related to the Combined Company's Business, Strategy and Operations

We have a limited operating history and we may not achieve or sustain operating profitability or positive cash flows, which may adversely affect our stock price

     AirGate and iPCS have limited operating histories. Our ability to achieve and sustain operating profitability will depend upon many factors, including our ability to market Sprint PCS services and manage customer turnover rates. In addition, a key factor in our operational performance after the merger depends upon our ability to manage the growth of iPCS through the completion of its network build-out and through implementing the combined company's best practices to increase market penetration in iPCS' and AirGate's current and future markets. iPCS will require additional expenditures for the continued development, construction, testing, deployment and operation of its network. These activities are expected to place demands on our managerial, operational and financial resources. If we do not achieve and maintain positive cash flows from operations when projected, our stock price may be affected.

Our stock price may be volatile and you may not be able to sell your shares at the price you paid for them

     The market price of our common stock could be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

     o quarterly variations in our operating results;

     o operating results that vary from the expectations of securities analysts and investors;

     o changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

     o changes in the company's relationship with Sprint;


AirGate PCS, Inc. Form 10-Q - December 31, 2001                    Page 28

       o announcements by Sprint concerning developments or changes in its business, financial condition or results of operations, or in its expectations as to future financial performance;

       o announcements of technological innovations or changes to, or new products and services by Sprint or our competitors;

       o changes in the market perception about the prospects in the wireless telecommunications industry and results of operations and market valuations of other companies in the telecommunications industry in general and the wireless industry in particular, including Sprint and its PCS network partners and our competitors;

       o changes in law and regulation;

       o announcements by third parties of significant claims or proceedings against us;

       o announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

       o general economic and competitive conditions.

The integration of AirGate and iPCS following the merger will present significant challenges that could adversely affect our results of operations

     AirGate acquired iPCS with the expectation that it would result in expanding AirGate's existing network and customer base and leveraging the best operating practices of both organizations. Achieving the benefits of the merger will depend in part on integrating the operations of the two businesses in an efficient and timely manner. We cannot assure you that this will occur. To realize the anticipated benefits of this combination, our management team must develop strategies and implement a business plan that will successfully:

       o manage our network and markets;

       o maintain adequate focus on existing business and operations while working to integrate the two companies;

       o combine two companies with limited operating histories;

       o manage each company's cash and available credit lines for use in financing future growth and working capital needs of such company;

       o manage our marketing and sales;

       o manage the transition of iPCS' senior management expertise to the combined company; and

       o retain and attract key employees of the combined company during a period of transition.

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

Future sales of shares of our common stock, including sales of shares following the expiration of `lock-up" arrangements, may negatively affect our stock price

     As a result of the merger, the former iPCS securityholders received approximately 12.4 million shares of our common stock and options and warrants to purchase approximately 1.1 million shares of our common stock. The shares of common stock issued in the merger represented approximately 47.5% of our common stock, assuming the exercise of all outstanding warrants and options.


AirGate PCS, Inc. Form 10-Q - December 31, 2001                      Page 29

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

     We have on file an effective registration statement on Form S-4 in order to allow the former iPCS stockholders to freely resell the shares of our common stock that they received in the merger. In addition, we entered into a registration rights agreement at the effective time of the merger with some of the former iPCS stockholders. We completed an offering of 4,000,000 shares of AirGate common stock held by former iPCS stockholders on December 18, 2001, under the terms of the registration rights agreement. The Blackstone Group, referred to as Blackstone, has an additional demand registration right exercisable at any time after the first anniversary of the effective time of the merger. In addition, the former iPCS stockholders, including Blackstone, have incidental registration rights pursuant to which they can, in general, include their shares of our common stock in any public registration e initiate, whether or not for sale for our own amount.

     Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Parts of our territories have limited amounts of licensed spectrum, which may adversely affect the quality of our service and our results of operations

     Sprint has licenses covering 10 MHz of spectrum in our southeast territory. While Sprint PCS has licenses covering 30 MHz of spectrum throughout most of our midwest territory, it has licenses covering only 10 MHz or 20 MHz in parts of Illinois. As the number of customers in our territories increase, this limited amount of licensed spectrum may not be able to accommodate increases in call volume, may lead to increased dropped calls and may limit our ability to offer enhanced services, all of which could result in increased customer turnover and adversely affect our results of operations.

If we lose the right to install our equipment on certain wireless towers or are unable to renew expiring leases or locate new sites for wireless towers on favorable terms, our business and results of operations could be adversely impacted

     Many of our cell sites are co-located on leased tower facilities shared with one or more wireless providers. In addition, a large portion of these leased tower sites are owned by a few tower companies. If a master co-location agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support our use of its tower sites, we would have to find new sites or we may be required to rebuild that portion of our network. In addition, the concentration of our cell sites with a few tower companies could adversely affect our results of operations if we are unable to renew expiring leases with such tower companies on favorable terms.

The loss of the officers and skilled employees who we depend upon to operate our business could adversely affect our results of operations

     Our business is managed by a small number of executive officers. We believe that our future success depends in part on our continued ability to attract and retain highly qualified technical and management personnel. We may not be successful in retaining our key personnel or in attracting and retaining other highly qualified technical and management personnel. We currently have "key man" life insurance for our chief executive officer. We do not have long-term employment or change of control agreements with any of our executive officers, and most of the options granted to senior management are at a strike price below current market prices of our stock.

Expanding our territory includes numerous risks and our failure to overcome these risks and any other problems encountered may have a material adverse effect on our business and reduce the market value of our securities

     As part of our continuing operating strategy, we may expand our territory through the grant of additional markets from Sprint or through acquisitions of other Sprint network partners. These transactions may require the approval of Sprint and commonly involve a number of risks, including the:


AirGate PCS, Inc. Form 10-Q - December 31, 2001                      Page 30

     o  difficulty of assimilating acquired operations and personnel;

     o  diversion of management's attention;

     o  disruption of ongoing business;

     o impact on our cash and available credit lines for use in financing future growth and working capital needs;

     o  inability to retain key personnel;

     o inability to successfully incorporate acquired assets and rights into our service offerings;

     o inability to maintain uniform standards, controls, procedures and policies; and

     o  impairment of relationships with employees, customers or vendors.

Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on our business. In connection with these transactions, we also may issue additional equity securities, incur additional debt or incur significant amortization expenses related to intangible assets.

Because the former iPCS stockholders did not provide AirGate with any indemnification following the merger, iPCS will be responsible for any undisclosed prior liabilities of iPCS

     iPCS made certain representations and warranties to AirGate in the merger agreement concerning iPCS' business and operations. The merger agreement did not provide AirGate with any contractual indemnification from the iPCS stockholders for any breaches of the representations and warranties by iPCS or any failure of iPCS to comply with its obligations under the merger agreement. As a result, iPCS will be responsible for any of its prior undisclosed liabilities. Such liabilities could materially impact our future consolidated results of operations.

We may experience a higher rate of customer turnover in the future compared to historical rates which would adversely affect our financial performance.

     The wireless personal communications services industry in general and Sprint in particular have experienced a higher rate of customer turnover, commonly known as churn, as compared to cellular industry averages. This churn rate has been driven higher in recent months due to the introduction of the NDASL and Clear Pay programs as described elsewhere in this report. In addition, due to significant competition in our industry and general economic conditions, among other things, our future rate of customer turnover may be higher than our historical rate. Factors which may contribute to higher churn include:

     o Our handset return policy that allows customers to return used handsets within 14 days of purchase and receive a full refund;

     o  the attractiveness of our competitors' products and services;

     o  network performance;

     o  customer service;

     o  increased prices;

     o any future changes by us in the products and services we offer, especially to the Clear Pay Program; and

     o customer mix and credit class, including those related to the NDASL program and Clear Pay program, which accounted for 38% of our customers at December 31, 2001.


AirGate PCS, Inc. Form 10-Q - December 31, 2001                     Page 31

     A high rate of customer turnover could adversely affect our competitive position, liquidity, results of operations and our costs of, or losses incurred in, obtaining new subscribers, especially because we subsidize some of the costs of initial purchases of handsets by customers.

Our allowance for doubtful accounts may not be sufficient to cover uncollectible accounts

     On an ongoing basis, we estimate the amount of customer receivables that we will not collect to reflect the expected loss on such accounts in the current period. However, our allowance for doubtful accounts may underestimate actual unpaid receivables for various reasons, including:

     o  adverse changes in our churn rate exceeding our estimates;

     o  adverse changes in the economy generally exceeding our expectations; or

     o  unanticipated changes in Sprint PCS' products and services.

     If our allowance for doubtful accounts is insufficient to cover losses on our receivables, our business, financial position or results of operations could be materially adversely affected.

Risks Particular to Our Indebtedness

Both AirGate and iPCS have substantial debt that neither company may be able to service; a failure to service such debt may result in the lenders under such debt controlling AirGate's or iPCS' assets

     The substantial debt of AirGate and iPCS will have a number of important consequences for our operations and our investors, including the following:

     o each company will have to dedicate a substantial portion of any cash flow from its operations to the payment of interest on, and principal of, its debt, which will reduce funds available for other purposes;

     o we anticipate that each company has sufficient resources to finance its currently projected business plan, but neither may be able to obtain additional financing if the assumptions underlying the business plan are not correct for unanticipated capital requirements, capital expenditures, working capital requirements and other corporate purposes;

     o some of each company's debt, including financing under each company's senior credit facility, will be at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates; and

     o due to the liens on substantially all of each company's assets and the pledges of stock of each company's existing and future subsidiaries that secure AirGate's and iPCS' respective senior debt and senior subordinated discount notes, lenders or holders of such senior subordinated discount notes may control AirGate's or iPCS' assets or the assets of the subsidiaries of either company in the event of a default.

     The ability of both AirGate and iPCS to make payments on their respective debt will depend upon each company's future operating performance which is subject to general economic and competitive conditions and to financial, business and other factors, many of which neither company can control. If the cash flow from either company's operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The credit facilities and indentures governing AirGate's and iPCS' respective debt will limit our ability to take several of these actions. The failure of AirGate or iPCS to generate sufficient funds to pay its debts or to successfully undertake any of these actions could, among other things, materially adversely affect the market value of AirGate's common stock.


AirGate PCS, Inc. Form 10-Q - December 31, 2001                     Page 32

If either AirGate or iPCS does not meet all of the conditions required under its respective senior secured credit facility, such company may not be able to draw down all of the funds it anticipates receiving from its senior lenders and we may not be able to fund operating losses and working capital needs

     As of December 31, 2001, AirGate had borrowed $105.3 million under its senior credit facility and iPCS had borrowed $50.0 million under its senior credit facility. The remaining $48.2 million available under AirGate's senior credit facility and the remaining $90.0 million available under iPCS' senior credit facility, a portion of which each company expects to borrow in the future, is subject to the applicable company meeting all of the conditions specified in its respective financing documents. We recently completed an amendment to the iPCS senior credit facility, primarily to provide additional relief under the minimum EDITDA covenant, which we anticipated not meeting in future quarters. In addition, additional borrowings are subject to specific conditions on each funding date, including the following:

     o that the representations and warranties in such company's loan documents are true and correct;

     o that certain of such company's financial covenant tests are satisfied, including leverage and operating performance covenants and, solely with respect to iPCS, loss covenants relating to earnings before interest, taxes, depreciation and amortization; and

     o the absence of a default under such company's loan documents.

     If either company does not meet these conditions at each funding date, such company's senior lenders may not lend some or all of the remaining amounts under such company's senior secured credit facility. If other sources of funds are not available, neither company may be in a position to meet its operating cash needs.

The ability of AirGate and iPCS to operate as a combined company will be limited by the separate public debt indentures and senior secured credit facilities of AirGate and iPCS

     In order to assure continued compliance with the indenture governing AirGate's senior subordinated discount notes, AirGate has designated iPCS as an "unrestricted subsidiary." As a result, for purposes of their respective public debt indentures, AirGate and iPCS will operate as separate business entities. Due to restrictions in AirGate's indenture, AirGate will be unable to provide direct or indirect credit support to iPCS and will be significantly limited in its ability to maintain or preserve iPCS' financial condition or cause iPCS to achieve a specified level of operating results. Likewise, iPCS will be restricted under its debt instruments from paying dividends or freely transferring money to AirGate. These restrictions may hinder the combined company's ability to achieve the anticipated benefits of the merger, react to developments in either company's business or take advantage of business opportunities.

If either AirGate or iPCS fails to pay the debt under its respective senior secured credit facility, Sprint has the option of purchasing such company's loans, giving Sprint certain rights of a creditor to foreclose on such company's assets

     Sprint has contractual rights, triggered by an acceleration of the maturity of the debt under AirGate's or iPCS' respective senior secured credit facility, pursuant to which Sprint may purchase AirGate's or iPCS' obligations to its respective senior lenders and obtain the rights of a senior lender. To the extent Sprint purchases these obligations, Sprint's interests as a creditor could conflict with our interests. Sprint's rights as a senior lender would enable it to exercise rights with respect to the related company's assets and continuing relationship with Sprint in a manner not otherwise permitted under our Sprint agreements.

Risks Particular to Our Relationship with Sprint

The termination of AirGate's or iPCS' affiliation with Sprint or Sprint's failure to perform its obligations under the Sprint agreements would severely restrict our ability to conduct our business

     Neither AirGate nor iPCS owns the licenses to operate their wireless network. The ability of AirGate and iPCS to offer Sprint PCS products and operate a PCS network is dependent on their Sprint agreements remaining in effect and not being terminated. The management agreements between Sprint and each of AirGate and iPCS are not perpetual. Sprint can choose not to renew iPCS' management agreement at the expiration of the 20-year initial term or any ten year renewal term. AirGate's management agreement automatically renews at the expiration of the 20-year initial term for


AirGate PCS, Inc. Form 10-Q - December 31, 2001                     Page 33
an additional 10-year period unless AirGate is in default. Sprint can choose not to renew AirGate's management agreement at the expiration of the ten-year renewal term or any subsequent ten-year renewal term. In any event, AirGate's and iPCS' management agreements terminate in 50 years. In addition, each of these agreements can be terminated for breach of any material term, including, among others, build-out and network operational requirements. We have constructed and are now in the testing phase for four cell sites located in a portion of a market in Nebraska. Due to issues beyond our control, those sites are not yet operational. We have received two extensions from Sprint to make these cell sites operational. The current extension is until February 28, 2002. We believe these sites will be operational by this date. AirGate and iPCS also are dependent on Sprint's ability to perform its obligations under the Sprint agreements. The non-renewal or termination of any of the Sprint PCS agreements or the failure of Sprint to perform its obligations under the Sprint agreements would severely restrict our ability to conduct business.

Sprint may make business decisions that are not in our best interests, which may adversely affect our relationships with customers in our territory, increase our expenses and/or decrease our revenues

     Sprint, under the Sprint agreements, has a substantial amount of control over the conduct of our business. Accordingly, Sprint may make decisions that adversely affect our business, such as the following:

     o Sprint could price its national plans based on its own objectives and could set price levels or other terms that may not be economically sufficient for our business;

     o Sprint could develop products and services or establish credit policies, such as NDASL, which could adversely affect our results of operations;

     o Sprint could raise the costs for Sprint to perform back office services or reduce levels of services;

     o Sprint could prohibit us from selling non-Sprint approved PCS equipment;

     o Sprint could, subject to limitations under our Sprint agreements, alter its network and technical requirements or request that we build out additional areas within our territories, which could result in increased equipment and build-out costs;

     o Sprint could make decisions which could adversely affect the Sprint and Sprint PCS brand names, products or services; and

     o Sprint could decide not to renew the Sprint agreements or to no longer perform its obligations, which would severely restrict our ability to conduct business.

The occurrence of any of the foregoing could adversely affect our relationship with customers in our territories, increase our expenses and/or decrease our revenues.

Change in Sprint PCS Products and Services May Reduce Customer Additions.

     The competitiveness of Sprint PCS products and services is a key factor in our ability to attract and retain customers. Under the Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes ("NDASL"). As a result, a significant amount of our new customer additions have been under the NDASL program (38% of our customer base at December 31, 2001). Sprint has replaced the NDASL program with the "Clear Pay Program" without re-instating the deposit requirement. Sprint has the right to end or materially change the terms of the Clear Pay Program. If Sprint chooses to eliminate the Clear Pay Program or alter its features, the growth rate we expect to achieve may decrease. We have requested re-instatement of the deposit for sub-prime customers in our territory, which could reduce the number of potential customers.

The inability of Sprint to maintain high quality back office services, or our inability to use Sprint's back office services and third party vendors' back office systems, could lead to customer dissatisfaction, increased churn or otherwise increase our costs

AirGate PCS, Inc. Form 10-Q - December 31, 2001                      Page 34

     We rely on Sprint's internal support systems, including customer care, billing and back office support. Our operations could be disrupted if Sprint is unable to maintain and expand its internal support systems in a high quality manner, or to efficiently outsource those services and systems through third party vendors. The rapid expansion of Sprint's PCS business is expected to continue to pose a significant challenge to its internal support systems. Additionally, Sprint has relied on third party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. The combined company will depend on Sprint's willingness to continue to offer these services and to provide these services effectively and at competitive costs. Our Sprint agreements provide that, upon nine months' prior written notice, Sprint may elect to terminate any of these services. The inability of Sprint to maintain high quality back office services, or our inability to use Sprint back office services and third party vendors' back office systems, could lead to customer dissatisfaction, increase churn or otherwise increase our costs.

If Sprint does not complete the construction of its nationwide PCS network, we may not be able to attract and retain customers

     Sprint currently intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide PCS network through its own construction efforts and those of its network partners. Sprint is still constructing its nationwide network and does not offer PCS services, either on its own network or through its roaming agreements, in every city in the United States. Sprint has entered into management agreements similar to ours with companies in other markets under its nationwide PCS build-out strategy. Our results of operations are dependent on Sprint's national network and, to a lesser extent, on the networks of Sprint's other PCS network partners. Sprint's network may not provide nationwide coverage to the same extent as its competitors, which could adversely affect our ability to attract and retain customers.

Certain provisions of the Sprint agreements may diminish the value of AirGate's common stock and restrict the sale of our business

     Under limited circumstances and without further stockholder approval, Sprint may purchase the operating assets of AirGate or iPCS at a discount.
In addition, Sprint must approve any change of control of the ownership of AirGate or iPCS and must consent to any assignment of their Sprint agreements. Sprint also has a right of first refusal if AirGate or iPCS decides to sell its operating assets to a third party. Each of AirGate and iPCS also is subject to a number of restrictions on the transfer of its business, including a prohibition on the sale of AirGate or iPCS or their operating assets to competitors of Sprint or Sprint PCS. These restrictions and other restrictions contained in the Sprint agreements could adversely affect the value of AirGate's common stock, may limit our ability to sell our business, may reduce the value a buyer would be willing to pay for our business and may reduce the "entire business value," as described in our Sprint agreements.

We may have difficulty in obtaining an adequate supply of certain handsets from Sprint, which could adversely affect our results of operations

     We depend on our relationship with Sprint to obtain handsets. Sprint orders handsets from various manufacturers. We could have difficulty obtaining specific types of handsets in a timely manner if:

     o Sprint does not adequately project the need for handsets for itself, its Sprint PCS network partners and its other third party distribution channels, particularly in transition to new technologies; such as "one time radio transmission technology," or "1XRTT;"

     o we do not adequately project our need for handsets;

     o Sprint modifies its handset logistics and delivery plan in a manner that restricts or delays our access to handsets; or

     o there is an adverse development in the relationship between Sprint and its suppliers or vendors.

     The occurrence of any of the foregoing could disrupt our customer service and/or result in a decrease in our subscribers, which could adversely affect our results of operations.

AirGate PCS, Inc. Form 10-Q - December 31, 2001                       Page 35

Non-renewal or revocation by the Federal Communications Commission of the Sprint PCS licenses would significantly harm our business

     PCS licenses are subject to renewal and revocation by the Federal Communications Commissions, referred to as the FCC. Sprint PCS licenses in our territories will begin to expire in 2007 but may be renewed for additional ten year terms. There may be opposition to renewal of Sprint's PCS licenses upon their expiration, and the Sprint PCS licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. Any failure by Sprint or us to comply with these standards could cause revocation or forfeiture of the Sprint PCS licenses for our territories. If Sprint loses any of its licenses in our territory, we would be severely restricted in our ability to conduct business.

If Sprint does not maintain control over its licensed spectrum, the Sprint agreements may be terminated, which would result in our inability to provide service

     The FCC requires that licensees like Sprint maintain control of their licensed spectrum and not delegate control to third-party operators or managers. Although the Sprint agreements with AirGate and iPCS reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum, we cannot assure you that the FCC will agree. If the FCC were to determine that the Sprint agreements need to be modified to increase the level of licensee control, AirGate and iPCS have agreed with Sprint to use their best efforts to modify the Sprint agreements to comply with applicable law. If we cannot agree with Sprint to modify the Sprint agreements, they may be terminated. If the Sprint agreements are terminated, we would no longer be a part of the Sprint PCS network and would be severely restricted in our ability to conduct business.

Risks Particular to Our Industry

Significant competition in the wireless communications services industry may result in our competitors offering new or better products and services or lower prices, which could prevent us from operating profitably

     Competition in the wireless communications industry is intense. We anticipate that competition will cause the market prices for two-way wireless products and services to decline in the future. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry.

     Our dependence on Sprint to develop competitive products and services and the requirement that we obtain Sprint's consent to sell non-Sprint approved PCS equipment may limit our ability to keep pace with competitors on the introduction of new products, services and equipment. Some of our competitors are larger than us, possess greater resources and more extensive coverage areas, and may market other services, such as landline telephone service, cable television and Internet access, with their wireless communications services. Furthermore, there has been a recent trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. We expect this consolidation to lead to larger competitors over time. We may be unable to compete successfully with larger companies that have substantially greater resources or that offer more services than we do. In addition, we may be at a competitive disadvantage since we may be more highly leveraged than some of our competitors.

Increased penetration rates could limit or decrease our rate of new customer additions

     Intense competition in the wireless communications industry could cause prices for wireless products and services to decline. If prices drop, then our rate of net customer additions will take on greater significance in improving our financial condition and results of operations. However, as our and our competitor's

AirGate PCS, Inc. Form 10-Q - December 31, 2001                       Page 36
penetration rates in our markets increases over time, our rate of adding net customers could decrease. If this decrease were to happen, our business and financial results could be materially adversely affected.

Alternative technologies and current uncertainties in the wireless market may reduce demand for PCS

     The wireless communications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades in existing analog wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances and industry changes could cause the technology used on our network to become obsolete. Sprint may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

     If Sprint is unable to keep pace with these technological changes or changes in the wireless communications market based on the effects of consolidation from the Telecommunications Act of 1996 or from the uncertainty of future government regulation, the technology used on our network or our business strategy may become obsolete. In addition, wireless carriers are seeking to implement an upgrade to "one times radio transmission technology," or "1XRTT," as well as "third generation," or "3G," technology throughout the industry. The 3G technology promises high-speed, always-on Internet connectivity and high-quality video and audio. We cannot assure you that Sprint or the combined company can implement 1XRTT or 3G technology successfully or on a cost-effective basis.

We are a consumer business and a recession in the United States involving significantly lowered spending could negatively affect our results of operations

     Our primary customer base is individual consumers and our accounts receivable represent unsecured credit. In the event that the economic downturn that the United States and our territories have recently experienced becomes more pronounced or lasts longer than currently expected and spending by individual consumers drops significantly, our business may be negatively affected.

Regulation by government and taxing agencies may increase our costs of providing service or require us to change our services, either of which could impair our financial performance

     Our operations and those of Sprint may be subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulation of these regulatory bodies could negatively impact our operations and our costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require us to alter the structure of our current relationship with Sprint.

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

Regulation by government or potential litigation relating to the use of wireless phones while driving could adversely affect our results of operations


AirGate PCS, Inc. Form 10-Q - December 31, 2001                       Page 37

     Some studies have indicated that some aspects of using wireless phones while driving may impair drivers' attention in certain circumstances, making accidents more likely. These concerns could lead to potential litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless phone use, any of which also could have material adverse effects on our results of operations.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits

         Registration Rights Agreement dated November 30, 2001 by and among AirGate PCS, Inc., Blackstone/iPCS, L.L.C., Blackstone iPCS Capital Partners L.P., Blackstone Communications Partners I L.P., TCW/Crescent Mezzannine Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Leveraged Income Trust IV, TCW Shared Opportunity Fund II, Shared Opportunity Fund IIB, L.L.C., TCW Shared Opportunity Fund III, L.P., Geneseo Communications, Inc., Cambridge Telecom, Inc., Cass Communications, Inc., Technology Group, LLC, Montrose Mutual PCS, Inc., Gridley Enterprises, Inc. Timothy M. Yager and Kelly M. Yager (A form of this document is incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by AirGate PCS, Inc. with the Commission on August 31, 2001 (SEC File No. 000-27455))

    (b)      Reports on Form 8-K

         On November 14, 2001, we filed a Current Report on Form 8-K pursuant to which we announced our fourth quarter and fiscal year-end 2001 results.

         On November 16, 2001, we filed a Current Report on Form 8-K pursuant to which we filed iPCS, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

         On November 19, 2001, we filed a Current Report on Form 8-K reporting, pursuant to Item 9, that we held a conference call to report our fourth quarter and fiscal year-end 2001 results.

         On November 27, 2001, we filed a Current Report on Form 8-K pursuant to which we announced that our shareholders had approved our acquisition of iPCS, Inc. at a special meeting of shareholders.

         On November 30, 2001, we filed a Current Report on Form 8-K pursuant to which we announced the completion of our acquisition of iPCS, Inc. In connection with such Form 8-K, we filed the following financial statements: (i) the audited consolidated financial statements of iPCS, Inc. and Subsidiaries and Predecessor as of September 30, 2001 and December 31, 2000 and for the nine months ended September 30, 2001, for the year ended December 31, 2000 and for the period from January 22, 1999 (date of inception) through December 31, 1999 and (ii) unaudited pro forma condensed consolidated financial statements of AirGate PCS, Inc. as of September 30, 2001 and for the twelve months ended September 30, 2001.

         On December 20, 2001, we filed a Current Report on Form 8-K pursuant to which we announced that certain of our shareholders had sold 4 million shares of our common stock in a public offering.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.

                                            AirGate PCS, Inc.

                                   By:  /s/ Alan B. Catherall
                                        ---------------------------
                                          Name:  Alan B. Catherall
                                          Title: Chief Financial Officer
                                                 (Duly Authorized Officer)

Date:   February 14, 2002               /s/ Alan B. Catherall
                                        ---------------------------
                                                 Alan B. Catherall
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Chief Accounting Officer)


AirGate PCS, Inc. Form 10-Q - December 31, 2001               Page 38