Form 10-Q
period 2002-06-30
AIRGATE PCS INC /DE/
filed 2002-08-14
CIK 1086844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE) |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER: 027455

                                AIRGATE PCS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                                58-2422929
                   ---------                               ----------
        (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

HARRIS TOWER, 233 PEACHTREE ST. NE, SUITE 1700,
               ATLANTA, GEORGIA                              30303
               -----------------                             -----
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                                 (404) 525-7272
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     25,806,520 shares of common stock, $0.01 par value per share, were outstanding as of August 12, 2002.

                                AIRGATE PCS, INC.
                              THIRD QUARTER REPORT

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements...........................................       3
        Condensed Consolidated Balance Sheets at June 30, 2002
             and September 30, 2001 (unaudited)........................       3
        Condensed Consolidated Statements of Operations for the
             three months and nine months ended June 30, 2002
             and 2001(unaudited).......................................       4
        Condensed Consolidated Statements of Cash Flows for the
             nine months ended June 30, 2002 and 2001 (unaudited)......       5
        Notes to the Consolidated Financial Statements (unaudited).....       6
Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................      18
Item 3. Quantitative and Qualitative Disclosures About Market Risk.....      34
PART II OTHER INFORMATION..............................................      36
Item 1. Legal Proceedings..............................................      36
Item 2. Changes in Securities and Use of Proceeds......................      36
Item 3. Defaults Upon Senior Securities................................      36
Item 4. Submission of Matters to a Vote of Security Holders............      36
Item 5. Other Information..............................................      36
Item 6. Exhibits and Reports on Form 8-K...............................      46

                          PART I. FINANCIAL INFORMATION
                         ITEM 1. -- FINANCIAL STATEMENTS
                       AIRGATE PCS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                  JUNE 30,    SEPTEMBER 30,
                                                                                    2002          2001
                                                                                    ----          ----

Assets
Current assets:
Cash and cash equivalents.......................................................  $  23,880       $ 14,290
Accounts receivable, net of allowance for doubtful accounts of $13,259               42,196         23,798
    and $2,758, respectively....................................................
Receivable from Sprint, net of allowance for access fee of  $4,650
    and $ - respectively........................................................     19,619         10,200
Inventories, net of reserves for excess/obsolescence of $540
    and $ -, respectively.......................................................      5,773          4,639
Prepaid expenses................................................................      6,717          3,428
Direct customer activation costs................................................      7,269          3,693
Other current assets............................................................      1,547          1,291
                                                                                     ------         ------
         Total current assets...................................................    107,001         61,339
Property and equipment, net of accumulated depreciation of $117,161 and
    $43,621, respectively.......................................................    454,011        209,326
Financing costs.................................................................     16,009          7,888
Intangible assets, net of accumulated amortization of $29,419 and
    $45, respectively (note 8)..................................................    350,329          1,889
Goodwill (note 8)...............................................................    201,623             --
Other assets....................................................................      3,751            568
                                                                                  ---------       --------
                                                                                 $1,132,724   $    281,010
                                                                                 ==========   ============

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Accounts payable and accrued expenses........................................  $  46,553       $ 24,050
   Payable to Sprint............................................................     56,200         32,564
   Deferred revenue.............................................................     20,901         10,485
   Current maturities of long-term debt and capital lease obligations (note 3)..      1,522              -
                                                                                  -----------    -----------
         Total current liabilities..............................................    125,176         67,099
Other long-term liabilities.....................................................     16,669            309
Long-term debt and capital lease obligations, excluding current maturities
   (note 3).....................................................................    669,014        266,326
                                                                                 -----------     -----------

         Total liabilities......................................................    810,859        333,734
                                                                                 ----------       -----------
                                                                                         -               -
           Commitments and contingencies (note 9)............................... ----------       -----------



Stockholders' equity (deficit):
   Preferred stock, par value, $.01 per share;
       5,000,000 shares authorized; no shares issued and outstanding............         --             --
   Common stock, par value, $.01 per share; 150,000,000 shares authorized;
       25,801,720 and 13,364,980 shares issued and outstanding at June 30,
       2002 and September 30, 2001, respectively................................         258            134
   Additional paid-in-capital...................................................      24,002        168,255
   Unearned stock compensation..................................................      (1,195)        (1,546)
   Accumulated deficit..........................................................    (601,200)      (219,567)
                                                                                  -----------   ------------
         Total stockholders' equity (deficit)...................................     321,865        (52,724)
                                                                                  -----------   ------------
                                                                                  $1,132,724   $    281,010
                                                                                   ==========   ============

     See accompanying notes to the unaudited condensed consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                               JUNE 30,                         JUNE 30,
                                                                    --------------------------------    --------------------------
                                                                           2002            2001              2002          2001
                                                                    --------------- ----------------    ------------ -------------

Revenues:
     Service revenues..........................................          $87,219       $   30,173          $ 230,422      $66,920
     Roaming revenues..........................................           32,000           17,131             75,458       35,516
     Equipment revenues........................................            3,590            2,435             13,523        7,400
                                                                    --------------- ----------------    ------------ -------------
          Total  revenues......................................          122,809           49,739            319,403      109,836
                                                                    --------------- ----------------    ------------ -------------

Operating Expenses:
     Cost of services and roaming (exclusive
        of depreciation, as shown separately below)............          (82,401)         (32,991)          (216,698)     (76,458)
     Cost of equipment.........................................           (9,718)          (4,744)           (29,982)     (14,408)
     Selling and marketing.....................................          (28,131)         (16,431)           (85,568)     (49,170)
     General and administrative expenses.......................           (6,208)          (3,868)           (18,277)     (12,149)
     Non-cash stock compensation expense.......................             (183)            (299)              (597)      (1,225)
     Depreciation..............................................          (19,500)          (7,701)           (47,864)     (21,463)
     Amortization of intangible assets.........................          (11,260)             --             (29,377)         --
     Goodwill impairment (note 8)..............................               --              --            (261,212)         --
                                                                    --------------- ----------------    ------------ -------------
           Total operating expenses............................         (157,401)         (66,034)          (689,575)    (174,873)
                                                                    --------------- ----------------    ------------ -------------
           Operating loss......................................          (34,592)         (16,295)          (370,172)     (65,037)
                                                                    --------------- ----------------    ------------ -------------
Interest income................................................              314              337                530        2,350
Interest expense...............................................          (15,801)          (7,785)           (40,732)     (23,291)
Other income (expense), net....................................              --                --                (20)         --
                                                                    --------------- ----------------    ------------ -------------
           Loss before income tax benefit......................          (50,079)         (23,743)          (410,394)     (85,978)
                                                                    --------------- ----------------    ------------ -------------
           Income tax benefit..................................              --               --              28,761           --
                                                                    --------------- ----------------    ------------ -------------
           Net loss............................................        $ (50,079)    $    (23,743)        $ (381,633)    (85,978)
                                                                     ============== ================     ============ =============

Basic and diluted net loss per share of common stock...........        $   (1.94)    $      (1.80)        $   (16.55)  $   (6.61)

Basic and diluted weighted-average outstanding common shares...       25,801,138       13,179,506         23,059,151  13,007,119


     See accompanying notes to the unaudited condensed consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                      NINE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                  ---------------------------

                                                                                     2002            2001
Cash flows from operating activities:
     Net loss................................................................... $ (381,633)      $(85,978)
     Adjustments to reconcile net loss to net cash used in operating activities:
      Goodwill impairment.......................................................    261,212             --
      Depreciation..............................................................     47,864         21,463
      Amortization of intangible assets.........................................     29,377             --
      Amortization of financing costs...........................................      1,397            908
      Provision for doubtful accounts...........................................     22,342          5,037
      Interest expense associated with accretion of discount....................     36,441         19,395
      Non-cash stock compensation...............................................        597          1,225
      Deferred income tax benefit...............................................    (28,761)            --
        Changes in assets and liabilities:
          Accounts receivable...................................................    (28,821)       (24,799)
          Receivable from Sprint................................................     (4,274)            --
          Inventories, net......................................................      3,945          1,446

          Prepaid expenses, other current and long term assets..................     (3,978)        (2,171)
          Accounts payable, accrued expenses and other long term liabilities....    (23,031)        (1,838)
          Payable to Sprint.....................................................     10,780         14,799
          Deferred revenue......................................................      7,746          8,783
                                                                                ------------    -----------
                     Net cash used in operating activities......................    (48,797)       (41,730)
                                                                                ------------    -----------

Cash flows from investing activities:
     Purchases of property and equipment........................................    (77,405)       (55,920)
     Cash acquired from iPCS, Inc...............................................     24,402             --
     Acquisition of iPCS, Inc...................................................     (6,058)            --
     Purchase of business assets................................................         --           (502)
                                                                                ------------    -----------
                     Net cash used in investing activities......................    (59,061)       (56,422)
                                                                                ------------    -----------

Cash flows from financing activities:
     Proceeds from borrowings under senior credit facilities....................    116,200         42,000
     Payments made under capital lease obligations..............................         (4)            --
     Stock issued to employee stock purchase plan...............................        567             --
     Proceeds from exercise of employee stock options...........................        685          5,614
                                                                                ------------    -----------

                     Net cash provided by financing activities..................    117,448         47,614
                                                                                ------------    -----------

                     Net increase (decrease) in cash and cash equivalents.......      9,590        (50,538)
Cash and cash equivalents at beginning of period................................     14,290         58,384
                                                                                ------------    -----------

Cash and cash equivalents at end of period......................................   $ 23,880        $ 7,846
                                                                                ============    ===========

Supplemental disclosure of cash flow information - cash paid for interest.......   $  7,544        $ 4,015
                                                                                ============    ===========

Supplemental disclosure for non-cash investing activities:
     Capitalized interest.......................................................   $  6,160        $ 2,199
     iPCS acquisition:
        Stock issued............................................................   (706,645)            --
        Value of common stock options and warrants assumed......................    (47,727)            --
        Liabilities assumed.....................................................   (394,165)            --
        Assets acquired.........................................................    315,029             --
        Purchases of property and equipment under capital lease.................        191             --


     See accompanying notes to the unaudited condensed consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

     (1) BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)   BUSINESS AND BASIS OF PRESENTATION

     AirGate PCS, Inc. and subsidiaries (collectively, the "Company" or "AirGate") were created for the purpose of becoming a leading provider of wireless Personal Communication Services ("PCS"). AirGate PCS, Inc., formed in October 1998, is an affiliate of Sprint PCS with the exclusive right to market and provide Sprint PCS products and services in its territory and is licensed to use the Sprint and Sprint PCS brand names in its original 21 markets located in the southeastern United States. On November 30, 2001, AirGate PCS, Inc. acquired iPCS, Inc. (together with its subsidiaries "iPCS"), a PCS affiliate of Sprint with 37 markets in the midwestern United States. The unaudited consolidated financial statements included herein include the accounts of AirGate PCS, Inc. and its wholly-owned subsidiaries, AGW Leasing Company, Inc., AirGate Service Company, Inc., and AirGate Network Services, LLC for all periods presented. The accounts of iPCS, Inc. and subsidiaries, a wholly-owned unrestricted subsidiary of AirGate PCS, Inc., (see note 7), are included as of June 30, 2002, and the results of operations subsequent to November 30, 2001. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of the Company. The unaudited balance sheet as of June 30, 2002, the unaudited statements of operations for the three and nine months ended June 30, 2002 and 2001, the unaudited statements of cash flows for the nine months ended June 30, 2002 and 2001 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three months and nine months ended June 30, 2002, are not indicative of the results that may be expected for the full fiscal year of 2002. The financial information presented herein should be read in conjunction with the Company's Form 10-K for the year ended September 30, 2001 which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

     The PCS market is characterized by significant risks as a result of rapid changes in technology, increasing competition and the costs associated with the build-out of a PCS network. The Company's continuing operations are dependent upon Sprint's ability to perform its obligations under the various agreements between the Company and Sprint under which the Company has agreed to construct and manage its Sprint PCS networks (the "Sprint Agreements"). Additionally, the Company's ability to attract and maintain a sufficient customer base is critical to achieving breakeven cash flow. Changes in technology, increased competition, economic conditions or inability to achieve breakeven cash flow, among other factors, could have an adverse effect on the Company's financial position and results of operations.

      (B)   REVENUE RECOGNITION

     The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company's revenue recognition polices are consistent with the guidance in Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and 101B. The Company records equipment revenue for the sale of handsets and accessories to customers in its retail stores and to local distributors in its territories. The Company does not record equipment revenue on handsets and accessories purchased by its customers from national third party retailers such as Radio Shack, Best Buy and Circuit City, or directly from Sprint. The Company believes the equipment revenue and related cost of equipment associated with the sale of wireless handsets and accessories is a separate earnings process from the sale of wireless services to customers. The Company's customers pay an activation fee when they initiate service. The Company defers activation fee revenue over the average life of its customers, which is estimated to be 30 months. The Company recognizes service revenue from its customers as they use the service. The Company provides a reduction of recorded revenue for billing adjustments and billing corrections. The Company provides a reduction of recorded revenue for rebates and discounts given to customers on wireless handset sales in accordance with the Emerging Issues Task Force ("EITF"), EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". The Company participates in the Sprint national and regional distribution program in which national retailers such as Radio Shack sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Company's management agreement with Sprint, when a national retailer sells a handset purchased from Sprint to a subscriber in the Company's territory, the Company is obligated to reimburse Sprint for the handset subsidy that Sprint originally incurred. The national retailers sell Sprint wireless services under the Sprint and Sprint PCS brands and marks. The Company does not receive any revenues from the sale of wireless handsets by national retailers. The Company classifies these Sprint wireless handset subsidy charges as a selling and marketing expense for a wireless handset sale to a new customer and classifies these subsidies as a cost of service for a wireless handset upgrade to an existing customer.

     Sprint retains the Company 8% of collected service revenues from Sprint customers based in the Company's markets and from non-Sprint customers who roam onto the Company's network. The amount retained by Sprint is recorded as cost of service and roaming. Revenues generated from the sale of handsets and accessories and from roaming services provided to Sprint and other Sprint affiliate customers who are not based in the Company's markets are not subject to the 8% affiliation fee from Sprint.

     The Company defers activation fee revenue and recognizes it using the straight-line method over 30 months, which is the average life of a customer. The Company does not recognize revenue from customers for which the likelihood of collecting such revenue is not reasonably assured. The accounting policy for the recognition of direct customer activation costs is to defer such costs when incurred and recognize it using the straight-line method over 30 months, which is the average life of a customer. The components of direct customer activation costs are customer service activation fees, credit check fees, loyalty call fees and welcome call fees charged to the Company by Sprint.

     For the three months ended June 30, 2002 and 2001, the Company recognized approximately $1.7 million and $0.9 million, respectively of activation fee revenue. For the nine months ended June 30, 2002 and 2001, the Company recognized approximately $4.0 million and $1.7 million, respectively of activation fee revenue. For the three months ended June 30, 2002 and 2001, the Company recognized approximately $1.0 million and $0.6 million, respectively of direct customer activation costs. For the nine months ended June 30, 2002 and 2001, the Company recognized approximately $2.5 million and $1.3 million, respectively of direct customer activation costs. As of June 30, 2002, the Company has deferred $14.5 million of activation fee revenue and $10.9 million of direct customer activation costs to future periods.

      (C)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by the EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board ("APB") APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", will now be used to classify those gains and losses. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

     In November 2001, the EITF issued 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The Company occasionally offers rebates to customers that purchase wireless handsets in its stores. The Company's historical policy regarding the recognition of these rebates in the statement of operations is a reduction in the revenue recognized on the sale of the wireless handset by the amount of the rebate given. The Company's policy is in accordance with the guidance set forth in EITF 01-9. Therefore, the adoption of EITF 01-9 did not have a material impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Early adoption of this statement is permitted. The Company elected early adoption as of the beginning of its fiscal year on October 1, 2001. The adoption by the Company did not materially change the methods used by the Company to measure impairment losses on long-lived assets.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", which is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The Company adopted SFAS No. 141 as of July 1, 2001, and the impact of such adoption did not have a material adverse impact on the Company's financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company met the criteria for early application and therefore adopted SFAS No. 142 as of the beginning of its fiscal year on October 1, 2001. Upon application, the provisions of SFAS No. 142 did not have a material adverse effect on the Company's financial statements as of December 31, 2001 and for the three months ended December 31, 2001. The Company acquired iPCS, see note 7, on November 30, 2001 and performed a preliminary allocation of the purchase price under the provisions of SFAS No. 141. As a result of this allocation, the Company recorded goodwill, which is the only indefinite life intangible the Company has recorded in its financial statements. During the following quarter after the initial valuation, the Company experienced a significant decline in its market capitalization as did many other wireless telecommunications providers. Additionally, the Company observed that recent wireless industry acquisitions subsequent to the acquisition of iPCS were valued lower on a price per population and price per customer basis. The Company considered these recent acquisition values and industry trends as an event that more likely than not had reduced the fair value of iPCS and the related carrying value of goodwill under the provisions of SFAS No. 142. Accordingly the Company performed an annual test for goodwill impairment as of March 31, 2002. The Company recorded approximately $261.2 million of goodwill impairment for the three months ended March 31, 2002, as a result of this annual test. The goodwill associated with the acquisition of iPCS was recorded after the adoption of SFAS No. 142 and, therefore, was not considered transitional goodwill. Transitional goodwill is considered goodwill recorded on the Company's financial statements prior to adoption of SFAS No.
142. Transitional goodwill is required to be tested for impairment within six months of adoption of SFAS No. 142, with any resulting impairment recorded as a cumulative effect of a change in accounting principle. See note 8 for a further discussion of the goodwill impairment.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

        (D) NET LOSS PER SHARE

     The Company computes net loss per common share in accordance with SFAS No. 128 "Earnings per Share." Basic and diluted net loss per share of common stock is computed by dividing net loss for each period by the weighted-average outstanding common shares. No conversion of common stock equivalents has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for both the basic and diluted net loss per share calculations for all periods presented.

     The  reconciliation  of  weighted-average   outstanding  common  shares  to
weighted-average outstanding shares including potentially dilutive common stock equivalents is set forth below:


                                                                                    THREE
                                                                                    MONTHS                     NINE MONTHS
                                                                                    ENDED                          ENDED
                                                                                   JUNE 30,                       JUNE 30,
                                                                                   --------                       --------
                                                                              2002            2001            2002          2001
                                                                           ------------    -----------    -----------    ----------

Weighted-average outstanding common shares.........................          25,801,138     13,179,506     23,059,151    13,007,119
Weighted -average potentially dilutive.............................
     Common stock equivalents:
      Common stock options.........................................               --           433,035          --          382,696
      Stock purchase warrants......................................              40,132         94,078         40,155        93,613
                                                                           ------------    -----------    -----------    ----------
Weighted-average outstanding shares
     including potentially dilutive common
     stock equivalents.............................................          25,841,270     13,706,619     23,099,306    13,483,428
                                                                           ============    ===========    ===========    ==========


(2)   SPRINT AGREEMENTS

     Under the Sprint agreements, Sprint provides the Company significant support services such as customer service, billing, long distance transport services, national network operations support, inventory logistics support, use of the Sprint and Sprint PCS brand names, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue and expenses when Sprint and other Sprint affiliates' PCS wireless customers incur minutes of use in the Company's territories and when the Company's customers incur minutes of use in Sprint and other Sprint affiliates' PCS territories. These transactions are recorded in the cost of service and roaming and selling and marketing captions in the statements of operations. Cost of service and roaming transactions relate to the 8% affiliation fee, long distance, roaming expenses, billing support and customer care support. Purchased inventory transactions relate to inventory purchased by the Company from Sprint under the Sprint agreements. Selling and marketing transactions relate to subsidized costs on wireless handsets and commissions under Sprint's national distribution program. Amounts relating to the Sprint agreements for the three and nine months ended June 30, 2002 and 2001, are as follows (dollars in thousands):


                                                                                        THREE MONTHS ENDED
                                                                                   -----------------------------
                                                                                     JUNE 30,       JUNE 30,
                                                                                       2002           2001
                                                                                       ----           ----
Amounts incurred:

     Cost of service and roaming................................................       $49,262      $19,082
     Purchased inventory........................................................        11,744        4,034
     Selling and marketing......................................................         5,979        4,268

                                                                                        NINE MONTHS ENDED
                                                                                   -----------------------------
                                                                                     JUNE 30,       JUNE 30,
                                                                                       2002           2001
                                                                                       ----           ----

Amounts incurred:
     Cost of service and roaming................................................      $128,226      $39,940
     Purchased inventory........................................................        30,829       11,029
     Selling and marketing......................................................        22,367       13,337


(3)   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt reflects the assumption of the iPCS long term debt on November 30, 2001 and consists of the following at June 30, 2002 and September 30, 2001 (dollars in thousands):


                                                                                   JUNE 30,       SEPTEMBER 30,
                                                                                     2002           2001
                                                                                     ----           ----
AirGate senior credit facility:

      Outstanding borrowing.....................................................   $131,500        $75,300
      Unaccreted original issue discount........................................       (425)          (574)
                                                                                  -----------    -----------

Net AirGate senior credit facility..............................................    131,075         74,726

iPCS senior credit facility.....................................................    110,000             --

1999 AirGate senior subordinated discount notes:
      Outstanding borrowing.....................................................    221,650        201,124
      Unaccreted original issue discount........................................     (8,875)        (9,524)
                                                                                  -----------    -----------

Net 1999 AirGate Senior Subordinated Discount Notes.............................    212,775        191,600

2000 iPCS senior subordinated discount notes....................................    216,116             --
iPCS capital lease obligations..................................................        570             --
                                                                                  -----------    -----------

      Total long-term debt and capital lease obligations........................    670,536        266,326
      Current maturities of long-term debt and capital lease obligations........      1,522             --
                                                                                  -----------    -----------
      Long-term debt and capital lease obligations, excluding current maturities   $669,014       $266,326
                                                                                  ===========    ===========

     As of June 30, 2002, $22.0 million and $30.0 million remained available for borrowing under the AirGate senior credit facility and the iPCS senior credit facility, respectively. At June 30, 2002 the AirGate senior credit facility carried an interest rate of 5.9% and the iPCS senior credit facility carried an interest rate of 5.6%. The interest rate for both senior credit facilities is determined on a margin above either the prime lending rate in the United States or the London Interbank Offer Rate.

     Following the merger with iPCS, the Company proposed a new business plan for fiscal year 2002 which would have violated the EBITDA loss covenants of the iPCS senior credit facility in the second half of the fiscal year 2002. On February 14, 2002, the Company entered into an amendment, which provided relief under the EBITDA loss covenant and modified certain other requirements. At June 30, 2002, the Company was in compliance in all material respects with all operational and financial covenants for both the AirGate senior credit facility and the iPCS senior credit facility.

(4)   COMMON STOCK PURCHASE WARRANTS

            (A)   SENIOR CREDIT FACILITY

     On June 1, 2000, the Company issued stock purchase warrants to Lucent Technologies in consideration of the AirGate senior credit facility. The exercise price of the warrants equals $20.40 per share, and the warrants are exercisable for an aggregate of 10,175 shares of the Company's common stock at any time. The warrants expire on August 15, 2004. All of these warrants remain outstanding at June 30, 2002.

           (B)    1999 AIRGATE SENIOR SUBORDINATED DISCOUNT NOTES

     On September 30, 1999, the Company received gross proceeds of $156.1 million from the issuance of 300,000 units, each unit consisting of a $1,000 principal amount at maturity 13.5% senior subordinated discount note due 2009 and one warrant to purchase 2.148 shares of common stock at a price of $0.01 per share. The warrants were exercisable for an aggregate of 644,400 shares of common stock. The warrants expire October 1, 2009. As of June 30, 2002, warrants representing 604,230 shares of common stock had been exercised, and warrants representing 40,170 shares of common stock remain outstanding.

            (C)   WARRANTS ASSUMED IN IPCS ACQUISITION

     On November 30, 2001, AirGate assumed warrants to issue 475,351 shares of common stock at $34.51 per share. Such warrants are held by the holders of the 2000 iPCS senior subordinated discount notes. The warrants expire July 16, 2010. As of June 30, 2002, warrants representing all 475,351 shares of common stock remain outstanding.

     On November 30, 2001, AirGate assumed warrants to issue 183,584 shares of common stock at $31.06 per share. Such warrants are held by Sprint and were originally issued in consideration for iPCS receiving the right to provide Sprint PCS service in the expansion territory of Michigan, Iowa and Nebraska. The warrants expire July 15, 2007. As of June 30, 2002, warrants representing 183,584 shares of common stock remain outstanding.

(5)   INCOME TAXES

     The Company's effective income tax rate for the interim periods presented is based on management's estimate of the Company's effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income tax assets. Deferred income tax assets and liabilities are recognized for differences between the financial statement carrying amounts and the tax basis of assets and liabilities which result in future deductible or taxable amounts and for net operating loss and tax credit carry forwards. In assessing the valuation of deferred income tax assets, management considers whether it is more likely than not that some portion of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Prior to the acquisition of iPCS, management provided a valuation allowance against all of its deferred income tax assets because the realization of those deferred tax assets was uncertain. As part of the iPCS acquisition on November 30, 2001, a deferred income tax liability was established related to non-goodwill intangible assets acquired. The previously recorded valuation allowance of $81.5 million against deferred tax assets was subsequently eliminated as a result of the acquisition. As a result of finalizing the preliminary purchase price allocation of the iPCS acquisition on March 31 2002, a reduction to non-goodwill intangible assets of approximately $118.3 million was incurred. This reduction to non-goodwill intangible assets had an effect of reducing the deferred income tax liability associated with these intangible assets by approximately $42.5 million. During the three and nine months ended June 30, 2002, the Company has recorded deferred income tax benefits of $0.0 million and $28.8 million, respectively. As of June 30, 2002, the Company's deferred tax assets were equal to its deferred income tax liability. As a result, the Company expects to provide a valuation allowance against future tax benefits generated.

(6)   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     AGW Leasing Company, Inc. ("AGW") is a wholly-owned restricted subsidiary of AirGate PCS, Inc. AGW has fully and unconditionally guaranteed the 1999 AirGate senior subordinated discount notes and the AirGate senior credit facility. AGW was formed to hold the real estate interests for the Company's PCS network and retail operations. AGW also was a registrant under the Company's registration statement declared effective by the Securities and Exchange Commission on September 27, 1999. AGW jointly and severably guarantees the Company's long-term debt.

     AirGate Network Services LLC ("ANS") was created as a wholly-owned restricted subsidiary of AirGate PCS, Inc. ANS has fully and unconditionally guaranteed the 1999 AirGate senior subordinated discount notes and AirGate senior credit facility. ANS was formed to provide construction management services for the Company's PCS network. ANS jointly and severably guarantees AirGate's long-term debt.

     AirGate Service Company, Inc. ("Service Co") is a wholly-owned restricted subsidiary of AirGate PCS, Inc. Service Co has fully and unconditionally guaranteed the 1999 AirGate senior subordinated discount notes and the AirGate senior credit facility. Service Co was formed to provide management services to AirGate and iPCS. Service Co jointly and severably guarantees AirGate's long-term debt.

     iPCS is a wholly-owned unrestricted subsidiary of AirGate PCS, Inc. As an unrestricted subsidiary, iPCS provides no guarantee to either the 1999 AirGate senior subordinated discount notes or the AirGate senior credit facility and AirGate and its restricted subsidiaries provide no guarantee to the 2000 iPCS senior subordinated discount notes or the iPCS senior credit facility.

     AGW, ANS, Service Co and iPCS are 100% owned by AirGate PCS, Inc. and no other persons have equity or other interest in such entities.

     The unaudited condensed consolidating financial information for AGW, ANS, Service Co and iPCS as of June 30, 2002 and for the nine months then ended is as follows (dollars in thousands):

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2002

                                                             AIRGATE
                                            AGW LEASING      NETWORK       AIRGATE                                         IPCS
                           AIRGATE PCS,      COMPANY,       SERVICES,      SERVICE                        AIRGATE     NON-GUARANTOR
                               INC.            INC.            LLC       COMPANY, INC.   ELIMINATIONS  CONSOLIDATED     SUBSIDIARY
Cash and cash                $   4,268      $      --       $    (19)       $   --       $     --       $    4,249     $  19,631
equivalents.........
Property and equipment,        172,277             --         46,748            --             --          219,025       234,986
net...................
Intangible assets, net         270,087             --             --            --         51,964          322,051        28,278

Other assets........           321,698             --            529            --         59,065)         263,162        42,065

                           ------------    -----------    -----------    ------------    ----------    -----------    ------------
   Total assets.....         $ 768,330      $      --       $ 47,258        $  --        $ (7,101)      $808,487      $ 324,960
                           ============    ===========    ===========    ============    ==========    ===========    ============

Current liabilities.         $  34,898      $  40,157       $ 59,065        $   --       $(59,065)      $ 75,055      $  50,844
Other Long-term.....             3,158             --             --            --            --           3,158         13,511
Long-term debt......           385,441             --             --            --            --         385,441        283,573
                           ------------    -----------    -----------    ------------    ----------    -----------    ------------
   Total liabilities           423,497         40,157         59,065            --        (59,065)       463,654        347,928

Common stock........               258             --             --            --             --            258           --

Additional paid-in
capital.............           731,152                                                                    731,152       192,850
Accumulated deficit.          (385,382)       (40,157)       (11,807)           --          51,964       (385,382)     (215,818)

Unearned stock option
Compensation........            (1,195)            --              --           --              --         (1,195)

                           ------------    -----------    -----------    ------------    ----------    -----------    ------------
   Total liabilities and
     stockholders'
     equity(deficit)         $ 768,330         $   --        $47,258          $ --        $ (7,101)     $ 808,487      $324,960
                           ============    ===========    ===========    ============    ==========    ===========    ============



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED, JUNE 30, 2002

                                                             AIRGATE
                                            AGW LEASING      NETWORK       AIRGATE                                         IPCS
                           AIRGATE PCS,      COMPANY,       SERVICES,      SERVICE                        AIRGATE     NON-GUARANTOR
                               INC.            INC.            LLC       COMPANY, INC.   ELIMINATIONS  CONSOLIDATED     SUBSIDIARY


Total revenues......         $ 225,201         $   --         $   --          $   --        $    --      $ 225,201     $93,975
Cost of revenues....          (152,964)       (11,347)                                                   (164,311)     (83,052)
                                                                  --              --             --
Selling and marketing          (56,958)        (2,057)                                                    (59,015)     (25,577)
                                                                  --              --             --
General and                     (8,605)          (452)                                                     (9,057)      (9,220)
administrative......                                              --              --             --
Other...............           (28,216)                        2,032                                      (26,184)     (14,635)
                                                    --                            --             --
Depreciation and               (49,301)                       (6,344)                                     (55,645)     (21,596)
amortization........                                --                            --             --
Goodwill impairment.          (261,212)             --            --              --             --      (261,212)      (2,894)

                           ------------    -----------    -----------    ------------    ----------    -----------    ------------
Total expenses......          (557,256)       (13,856)        (4,312)                                    (575,424)    (156,974)
                                                                                   --            --
                           ------------    -----------    -----------    ------------    ----------    -----------    ------------

Loss before income tax
benefit.............          (332,055)       (13,856)        (4,312)                                    (350,223)      (62,999)
                                                                                  --             --
Income tax benefit..            28,761             --             --              --             --        28,761            --
                           ------------    -----------    -----------    ------------    ----------    -----------    ------------

   Net loss.........       $ (303,294)    $  (13,856)     $  (4,312)              --             --    $ (321,462)     $(62,999)
                           ============    ===========    ===========    ============    ==========    ===========    ============


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED, JUNE 30, 2002

                                                             AIRGATE
                                            AGW LEASING      NETWORK       AIRGATE                                         IPCS
                           AIRGATE PCS,      COMPANY,       SERVICES,      SERVICE                        AIRGATE     NON-GUARANTOR
                               INC.            INC.            LLC       COMPANY, INC.   ELIMINATIONS  CONSOLIDATED     SUBSIDIARY

Operating activities,
net.................         $(33,348)         $   --       $  4,193         $   --         $  --       $(29,155)      (19,642)
Investing activities,
net.................           (9,881)             --         (4,055)            --            --        (13,936)      (45,125)
Financing activities,
net.................           57,452              --             --             --            --         57,452        59,996
                           ------------    -----------    -----------    ------------    ----------    -----------    ------------

(Decrease) increase in
cash
and cash equivalents            14,223                           138                                      14,361        (4,771)
                                                  --                             --            --
Cash and cash
equivalents at
   Beginning of period          (9,955)                         (157)                                    (10,112)       24,402
                                                  --                             --            --
                           ------------    -----------    -----------    ------------    ----------    -----------    ------------
Cash and cash
equivalents at
end of period.......           $ 4,268         $  --        $   (19)         $   --        $   --       $  4,249     $  19,631
                           ============    ===========    ===========    ============    ==========    ===========    ============


                                                                                    AIRGATE PCS, INC.
                                                             ELIMINATIONS           CONSOLIDATED
Cash and cash equivalents....................................            $    -            $   23,880
Property and equipment, net..................................                 -               454,011
Intangible assets, net.......................................                 -               350,329
Other assets.................................................              (723)              304,504
                                                                           -----          -----------
      Total assets...........................................           $  (723)          $ 1,132,724
                                                                        ========          -----------

Current liabilities..........................................           $  (723)           $  125,176
Other Long-term..............................................                 -                16,669
Long-term debt...............................................                 -               669,014
                                                                           -----              -------
                                                                           (723)              810,859
                                                                           =====              =======

Common stock.................................................                 -                   258
Additional paid-in capital...................................                 -               924,002
Accumulated deficit..........................................                 -              (601,200)
Unearned stock option compensation...........................                 -                (1,195)
                                                                           -----          ------------

      Total liabilities and stockholders' equity (deficit)...              (723)            1,132,724
                                                                           =====            =========

Total revenues...............................................            $  227            $  319,403
Cost of revenues.............................................               683              (246,680)
Selling and marketing........................................              (976)              (85,568)
General and administrative...................................                 -               (18,277)
Other........................................................                 -               (40,819)
Depreciation and amortization................................                 -               (77,241)
Goodwill impairment..........................................             2,894              (261,212)
                                                                          -----              ---------
Total expenses...............................................             2,601              (729,797)
                                                                          -----              ---------

Loss before income tax benefit...............................             2,828              (410,394)
Income tax benefit...........................................                 -                28,761
                                                                         ------             ---------
Net loss.....................................................           $ 2,828            $ (381,633)
                                                                        =======             =========

Operating activities, net....................................                 -               (48,797)
Investing activities, net....................................                 -               (59,061)
Financing activities, net....................................                 -               117,448
                                                                         -------              -------

(Decrease) increase in cash and cash equivalents.............                 -                 9,590
Cash and cash equivalents at Beginning of period.............                 -                14,290
                                                                         ------               -------
Cash and cash equivalents at end of period...................             $   -             $  23,880
                                                                          =====             =========

     The unaudited condensed consolidating financial information for AGW and ANS as of September 30, 2001 and for the nine months ended June 30, 2001 is as follows (dollars in thousands):

                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001

                                                                                     AIRGATE
                                                                   AGW LEASING       NETWORK                        AIRGATE PCS,
                                                                                                                        INC.
                                               AIRGATE PCS, INC.  COMPANY, INC.   SERVICES LLC    ELIMINATIONS      CONSOLIDATED
Cash and cash equivalents...................         $ 14,447          $    -         $ (157)          $    -          $ 14,290
Property and equipment, net.................          160,203               -         49,123                -           209,326
Investment in subsidiaries..................           37,540               -              -         (37,540)                 -
Other assets................................          142,738               -            501         (85,845)            57,394
                                                    ---------     -------------   ----------      ------------     -------------

      Total assets..........................        $ 354,928          $    -        $49,467        (123,385)         $ 281,010
                                                    =========          ======        =======        =========         =========

Current liabilities.........................         $ 68,402         $26,301        $58,241        $(85,845)          $ 67,099
Long-term deferred revenue..................              309               -              -                -               309
Long-term debt..............................          266,326               -              -                -           266,326
                                                   ----------     -------------   -------------  ---------------  -------------

      Total liabilities.....................          335,037          26,301         58,241         (85,845)           333,734
                                                   ----------     -----------     ----------     ------------     -------------

Common stock................................              134               -              -                -               134
Additional paid-in-capital..................          205,795               -              -         (37,540)           168,255
Accumulated deficit.........................         (184,492)        (26,301)        (8,774)               -         (219,567)
Unearned stock option compensation..........           (1,546)              -              -                -           (1,546)
                                                  -----------     ------------  ------------    ------------      -------------
     Total liabilities and stockholders'
         equity.............................         $354,928          $    -        $49,467       $(123,385)         $ 281,010
                                                     ========          ======        =======       ==========         =========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE NINE MONTHS ENDED JUNE 30, 2001


                                                                                     AIRGATE
                                                                   AGW LEASING       NETWORK                      AIRGATE PCS, INC.
                                               AIRGATE PCS, INC.  COMPANY, INC.   SERVICES LLC    ELIMINATIONS      CONSOLIDATED

Total revenues..............................        $ 109,836          $    -          $   -           $    -        $  109,836

Total expenses..............................        (180,926)        (10,943)        (3,945)                -          (195,814)
                                                    ---------     -----------     ----------          -------          ---------


Net loss....................................        $(71,090)       $(10,943)     $ (3,945)            $    -        $ (85,978)
                                                    =========       =========     ==========           ======        ==========


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED JUNE 30, 2001


                                                                                     AIRGATE
                                                                   AGW LEASING       NETWORK                      AIRGATE PCS, INC.
                                               AIRGATE PCS, INC.  COMPANY, INC.   SERVICES LLC    ELIMINATIONS      CONSOLIDATED
Operating activities, net...................        $(50,511)          $    -        $ 8,781           $    -        $ (41,730)

Investing activities, net...................          (47,893               -        (8,529)                -          (56,422)

Financing activities, net...................           47,614               -              -                -           47,614
                                                       ------     -------------   ------------        ---------   -------------
(Decrease) increase in cash.................
and cash equivalents........................         (50,790)               -            252                -          (50,538)

Cash and cash equivalents at
beginning of period.........................           58,636               -           (252)               -           58,384
                                                       ------            -----         ------           -----         --------
Cash and cash equivalents at end of
period......................................          $ 7,846          $    -          $   -           $    -         $  7,846
                                                      =======           ======          =====           ======         ========


     The unaudited condensed consolidating statement of operations for AGW, Service Co, ANS and iPCS for the three months ended June 30, 2002 is as follows (dollars in thousands):

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002

                                                                    AGW LEASING       AIRGATE          AIRGATE
                                                   AIRGATE PCS,      COMPANY,         SERVICE          NETWORK
                                                       INC.            INC.        COMPANY, INC.    SERVICES, LLC    ELIMINATIONS
Total revenues..............................         $ 81,147           $    -           $   -            $   -            $  -
Cost of revenues............................          (53,728)          (3,837)              -                -               -
Selling and marketing.......................          (15,292)            (558)              -                -               -
General and administrative..................           (4,364)            (131)              -                -               -
Other.......................................           (9,688)               -               -              764               -
Depreciation and amortization...............          (17,828)               -               -           (2,181)              -
Goodwill impairment.........................                -                -               -                -               -
                                                  ------------    -------------        -------     ------------         --------
Total expenses..............................         (100,900)          (4,526)              -           (1,417)              -
                                                  ------------    -------------        -------    -------------         --------
Loss before income tax benefit..............          (19,753)          (4,526)              -           (1,417)              -

Income tax benefit..........................                -                -               -                -               -
                                                  --------------  -------------   ------------    ---------------      --------
     Net loss...............................        $ (19,753)        $ (4,526)          $   -         $ (1,417)          $   -
                                                    ==========        =========          =====         =========          =====


                                                                      IPCS
                                                    AIRGATE       NON-GUARANTOR                      AIRGATE
                                                   PCS, INC                                         PCS, INC.
                                                  CONSOLIDATED     SUBSIDIARY      ELIMINATIONS    CONSOLIDATED

Total revenues..............................         $ 81,147         $ 41,491         $   171         $122,809
Cost of revenues............................          (57,565)         (35,236)            682          (92,119)
Selling and marketing.......................          (15,850)         (11,428)          (853)          (28,131)
General and administrative..................           (4,495)          (1,713)              -           (6,208)
Other.......................................           (8,924)          (6,746)              -          (15,670)
Depreciation and amortization...............          (20,009)         (10,751)              -          (30,760)
Goodwill impairment.........................                -                -               -                -
                                                    ----------      ----------    -------------     -----------

Total expenses..............................         (106,843)         (65,874)          (171)         (172,888)
                                                     ---------        ---------    -------------     -----------

Loss before income tax benefit..............          (25,696)         (24,383)              -          (50,079)


Income tax benefit..........................                -                -               -                -
                                                  -------------   --------------   -------------     -----------

Net loss.....                                       $ (25,696)       $ (24,383)         $    -         $(50,079)
                                                    ==========       ==========         =======        =========

     The unaudited condensed consolidating statement of operations for AGW and ANS for the three months ended June 30, 2001 is as follows (dollars in thousands):

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                              AGW LEASING          AIRGATE NETWORK                 AIRGATE PCS, INC.
                        AIRGATE PCS, INC.     COMPANY, INC.        SERVICES LLC     ELIMINATIONS     CONSOLIDATED

Total revenues......         $ 49,739          $      -             $      -            $ -          $  49,739
Total expenses......           (66,000)          (3,940)              (3,542)             -            (73,482)
                               --------          -------              -------            ---           --------
Net loss............         $ (16,261)        $ (3,940)            $ (3,542)           $ -          $ (23,743)
                             ==========        ========-            =========            ===          ==========

(7)   MERGER WITH IPCS, INC.

     On November 30, 2001, the Company completed the acquisition of iPCS. In connection with the iPCS acquisition, AirGate issued 12.4 million shares of AirGate common stock valued at $57.16 per share on November 30, 2001, which totaled $706.6 million. The Company assumed an additional 1.1 million shares related to outstanding iPCS options and warrants valued at $47.7 million using a Black-Scholes option pricing model. The transaction was accounted for under the purchase method of accounting. Accordingly, the Company engaged a nationally recognized valuation expert to assist in the allocation of purchase price to the fair value of identifiable assets and liabilities. AirGate owns 100 percent of the capital stock of iPCS. Subsequently, certain former shareholders of iPCS sold 4.0 million shares of AirGate common stock in an underwritten offering on December 18, 2001. The accounts of iPCS, Inc. are included in the Company's results of operations subsequent to November 30, 2001.

     The Company considers AirGate PCS, Inc. the acquiring entity for the following reasons. AirGate PCS, Inc. was the issuer of the equity shares in the merger, AirGate PCS, Inc. stockholders, subsequent to the merger, held 53 percent of the combined entity, senior management of the combined entity subsequent to the merger is comprised of former senior management of AirGate PCS, Inc., AirGate PCS, Inc. stockholders, subsequent to the merger, have the majority voting rights to elect the governing body of the combined company, and AirGate PCS, Inc. was the larger of the two entities prior to the merger.

     The acquisition of iPCS represented a strategic opportunity to significantly expand the size and scope of the Company's operations. The acquisition increases the total resident population in the Company's territory from 7.1 million to approximately 14.6 million, in markets adjacent to Chicago, Illinois, Detroit, Michigan, Des Moines, Iowa, Indianapolis, Indiana and St. Louis, Missouri. The Company believes the acquisition of iPCS and its proximity to these markets increases AirGate's strategic importance to Sprint. The Company believes the iPCS territory has attractive market characteristics, and that it will be able to leverage the best operating practices of both companies to more effectively penetrate these markets.

      The acquisition activity is summarized as follows:

     The fair values of identifiable assets and liabilities as of November 30, 2001 (dollars in thousands).


 Stock issued.......................................................  $ 706,645
 Value of options and warrants converted............................     47,727
 Costs associated with acquisition..................................      7,730
 Liabilities assumed................................................    394,165
                                                                      ----------
 Total purchase price............................................... $1,156,267
                                                                    ============

     As a result of the acquisition of iPCS, the Company recorded goodwill of $462,835 and intangible assets of $379,589, which will be amortized over the following periods (dollars in thousands):

                                                         VALUE      AMORTIZATION
                                                        ASSIGNED        PERIOD
Acquired customer base.................................. $52,400       30 months
Non-competition agreements..............................   3,900        6 months
Right to provide service under the Sprint Agreements.... 323,289      205 months
                                                         -------
                                                        $379,589

     The unaudited pro forma condensed consolidated statements of operations for the three and nine months ended June 30, 2001 and the nine months ended June 30, 2002, set forth below, present the results of operations as if the acquisition had occurred at the beginning of each period and are not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of each period (dollars in thousands).

                                                               THREE MONTHS
                                                                   ENDED
                                                               JUNE 30, 2001
 Total revenues................................................     $  75,308
 Net loss......................................................     $ (54,147)
                                                                    ----------
 Basic and diluted net loss per share..........................     $   (2.12)
                                                                      ========

                                                                NINE MONTHS
                                                                   ENDED
                                                               JUNE 30, 2001
 Total revenues................................................    $  161,462
 Net loss......................................................    $ (180,616)
                                                                   -----------
 Basic and diluted net loss per share..........................    $    (7.12)
                                                                     =========


                                                                NINE MONTHS
                                                                   ENDED
                                                               JUNE 30, 2002
 Total revenues................................................     $ 346,210
 Net loss......................................................    $ (430,377)
                                                                   -----------
 Basic and diluted net loss per share..........................      $ (16.70)
                                                                     =========

(8)   GOODWILL AND INTANGIBLE ASSETS

     During the three months ended March 31, 2002, the wireless telecommunications industry experienced significant declines in market capitalization. These significant declines in market capitalization were the result of concerns surrounding anticipated weakness in future customer growth, anticipated future lower average revenue per customer and liquidity concerns. In addition, recent wireless industry acquisitions subsequent to the acquisition of iPCS were valued lower on a price per population and price per customer basis. As a result of these recent transactions and industry trends, the Company believed it was more likely than not that the value of iPCS, Inc. and the carrying value of the associated goodwill had been reduced. Accordingly, the Company engaged a nationally recognized valuation expert to perform a fair value assessment of the recently acquired iPCS reporting unit of the Company. The valuation expert used a combination of the market value approach and the discounted cash flow approach for determining the fair value of iPCS. The market value approach used a sample of recent wireless service provider transactions on a price per head of population and price per customer basis. The discounted cash flow method used the projected discounted cash flows and residual value to be generated by the assets of iPCS. From this valuation, it was determined the fair value of iPCS was less than its recorded carrying value at March 31, 2002. The valuation expert performed a purchase price allocation based on this implied fair value at March 31, 2002. Based on the implied purchase price allocation of the fair value at March 31, 2002, the Company recorded a goodwill impairment of $261.2 million. The testing performed at March 31, 2002 is the Company's first annual test for goodwill impairment under SFAS No. 142.

     The changes in the carrying amount of goodwill between September 30, 2001 and June 30, 2002 are as follows (dollars in thousands):


Balance as of September 30, 2001                                      $      -

  Goodwill acquired on November 30, 2001 (preliminary purchase price allocation)................................................ 387,392
  Adjustment to preliminary purchase price allocation................. 117,925
  Deferred income tax impact on goodwill from preliminary
     purchase price allocation........................................ (42,482)
  Goodwill impairment                                                 (261,212)
                                                                      ---------
  Balance as of June 30, 2002                                        $ 201,623
                                                                      =========

     The adjustment to the preliminary purchase price allocation represents the final purchase price allocation between goodwill and the right to provide service under the Sprint agreements. This final allocation was made at March 31, 2002. Additionally, adjustments to the fair market value of certain property and equipment of iPCS, Inc. of $6.4 million were made. These adjustments relate to business plans prior to the acquisition of iPCS associated with the Company's network build-out and selling and marketing organizational structure.

     The  carrying  amount,   accumulated   amortization  and  estimated  future
amortization expense of acquired definite life intangibles at June 30, 2002, are as follows (dollars in thousands):

                                                                                  GROSS
                                                                                CARRYING     ACCUMULATED
                                                                                 AMOUNT     AMORTIZATION
Amortized intangible assets:
   Non-competition agreements, iPCS acquisition..............................    $ 3,900       $(3,900)
   Non-competition agreements - store acquisitions...........................        159          (107)
   Acquired customer base - iPCS acquisition.................................     52,400       (12,227)
   Right to provide service under the Sprint agreements                          323,289       (13,185)
    - iPCS acquisition.......................................................    -------       --------
         Total...............................................................   $379,748      $(29,419)
                                                                                ========      ---------

     The weighted average lives of amortized  intangible assets is approximately
178.7 months or 14.9 years.

Estimated amortization expense for the fiscal years ended
September 30,
   2002..................................................          $ 39,253
   2003..................................................          $ 39,754
   2004..................................................          $ 32,767
   2005..................................................          $ 18,794
   2006..................................................          $ 18,794

(9)  COMMITMENTS AND CONTINGENCIES

     On July 3, the Federal Communications Commission (the "FCC") issued an order in Sprint PCS v. AT&T for declaratory judgment holding that PCS wireless carriers could not unilaterally impose terminating long distance access charges pursuant to FCC rules. This FCC order did not preclude a finding of a contractual basis for these charges, nor did it rule whether or not Sprint PCS had such a contract with carriers such as AT&T. AirGate and iPCS have previously received $3.9 and $1.0 million, respectively. This is comprised of $4.3 and $1.1 million, respectively, of terminating long distance access revenues, less $0.4 and $0.1 million, respectively, of associated affiliation fees from Sprint PCS prior to the current quarter, and Sprint PCS has asserted its right to recover these revenues net of the affiliation fees. As a result of this ruling, and our assessment of this contingency under SFAS No. 5, "Accounting for Contingencies", we have taken a charge to current period revenue. However, we will continue to assess the ability of Sprint, Sprint PCS or other carriers to recover these charges and the Company is continuing to review the availability of defenses it may have against Sprint PCS' claim to recover these revenues.

     In May, 2002, putative class action complaints were filed in the United States District Court for the Northern District of Georgia against AirGate PCS, Inc., Thomas M. Dougherty, Barbara L. Blackford, Alan B. Catherall, Credit Suisse First Boston, Lehman Brothers, UBS Warburg LLC, William Blair & Company, Thomas Wiesel Partners LLC and TD Securities. The complaints do not specify an amount or range of damages that the plaintiffs are seeking. The complaints seek class certification and allege that the prospectus used in connection with the secondary offering of Company stock by certain former iPCS shareholders on December 18, 2001 contained materially false and misleading statements and omitted material information necessary to make the statements in the prospectus not false and misleading. The alleged omissions included (i) failure to disclose that in order to complete an effective integration of iPCS, drastic changes would have to be made to the Company's distribution channels, (ii) failure to disclose that the sales force in the acquired iPCS markets would require extensive restructuring and (iii) failure to disclose that the "churn" or "turnover" rate for customers would increase as a result of an increase in the amount of sub-prime credit quality customers the Company added from its merger with iPCS. On July 15, 2002, certain plaintiffs and their counsel filed a motion seeking appointment as lead plaintiffs and lead counsel. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend against these claims. However, no assurance can be given as to the outcome of the litigation.

   ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Statements contained herein regarding expected financial results and other planned events, including but not limited to, anticipated liquidity, churn rates, ARPU, CPGA and CCPU (all as defined in the Results of Operations), decreases in roaming rates, EBITDA (as defined in the Critical Accounting Policies), capital expenditures and other statements that include words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "seek", "project" and similar expressions are forward-looking statements that involve risk and uncertainties. Actual future events or results may differ materially from these statements. Readers are referred to the documents filed by AirGate and iPCS with the Securities and Exchange Commission, specifically the most recent filings which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including:

o   the ability to successfully integrate the businesses of AirGate and iPCS;
o the competitiveness and impact of Sprint PCS pricing plans, products and services;
o   customer credit quality;
o the ability of Sprint to provide back office, billing, customer care and other services and the costs of such services;
o   rates of penetration in the wireless industry;
o   our significant level of indebtedness;
o   adequacy of bad debt and other reserves;
o   the potential to experience a continued high rate of customer turnover;
o   the potential need for additional sources of liquidity;
o   anticipated future losses;
o   customer purchasing patterns;
o   potential fluctuations in quarterly results;
o   an adequate supply of subscriber equipment;
o   risks related to future growth and expansion; and
o   the volatility of the market price of our common stock.

     These and other applicable risks are summarized under the captions "Future Trends That May Affect Operating Results and Liquidity" included in this Item 2
- Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q and "Investment Considerations" included under
Item 5 - Other Information of this Form 10-Q and elsewhere in this report.

OVERVIEW

     On July 22, 1998, the Company entered into a management and related agreements with Sprint whereby it became an affiliate of Sprint with the exclusive right to provide 100% digital PCS products and services under the Sprint and Sprint PCS brand names in the Company's original Sprint PCS territory in the southeastern United States. In January 2000, the Company began commercial operations with the launch of four markets covering 2.2 million residents in the Company's southeastern territory. By September 30, 2000, the Company had launched commercial PCS service in all of the 21 basic trading areas, referred to as markets, which comprise the Company's original southeastern territory. On November 30, 2001, AirGate acquired iPCS, Inc., a PCS affiliate of Sprint with 37 markets in the midwestern states of Michigan, Illinois, Iowa and Nebraska. The acquisition of iPCS increased the total resident population in the Company's markets from 7.1 million to approximately 14.6 million. Additionally, iPCS served 149,119 subscribers as of November 30, 2001. At June 30, 2002, the Company provided Sprint PCS services to 532,446 subscribers.

     iPCS is a wholly-owned unrestricted subsidiary of AirGate. As required by the terms of AirGate's and iPCS' respective outstanding indebtedness, each of AirGate and iPCS conducts its business as a separate entity from the other.

     Under the Company's long-term agreements with Sprint, the Company manages the network on Sprint's licensed spectrum and has the right to use the Sprint and Sprint PCS brand names royalty-free during the Company's PCS affiliation with Sprint. The Company also has access to Sprint's national marketing support and distribution programs and is generally entitled to buy network and equipment and subscriber handsets at the same discounted rates offered by vendors to Sprint based on its large volume purchases. In exchange for these and other benefits, the Company pays an affiliation fee of 8% of collected revenues to Sprint. The Company is entitled to 100% of revenues collected from the sale of handsets and accessories and on roaming revenues received when Sprint and other Sprint PCS affiliate customers from a different territory make a wireless call on the Company's PCS network.

     At June 30, 2002, the Company's Sprint PCS network covered 11.6 million of the 14.6 million residents in the Company's Sprint PCS territory based on current estimates compiled by Equifax, Inc.

CRITICAL ACCOUNTING POLICIES

     The Company relies on the use of estimates and makes assumptions that impact its financial condition and results. These estimates and assumptions are based on historical results and trends as well as the Company's forecasts as to how these might change in the future. Some of the most critical accounting policies that might materially impact the Company's results include:

Allowance for Doubtful Accounts

     Estimates are used in determining the allowance for doubtful accounts and are based both on historical collection experience, current trends, credit policy and on a percentage of accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs in relation to the period in which the subscriber was originally billed. The
Company also looks at the average length of time that elapses between the original billing date and the date of write-off in determining the adequacy of the allowance for doubtful accounts by aging category. From this information, the Company provides specific allowances to the aging categories. The Company provides an allowance for substantially all receivables over 90 days old based on knowledge of Sprint collection policies and procedures. Bad debt expense as a percentage of service revenues for the three and nine months ended June 30, 2002 was 8.5% and 9.6%, respectively. Bad debt expense as a percentage of service revenues for the three and nine months ended June 30, 2001, was 7.0% and 7.5%, respectively. The allowance for doubtful accounts as of June 30, 2002 and September 30, 2001 was $13.3 million and $2.8 million, respectively. If the allowance for doubtful accounts is not adequate, it would have a negative effect on operating income, EBITDA and available cash.

     The Company also reviews current trends in the credit quality of its customer base and changes in its credit policies. For the nine months ended June 30, 2002, 53% of the Company's customer additions consisted of sub-prime credit quality customers. Under the Sprint service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account-spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit of $125 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on all credit classes ("NDASL"). On November 15, 2001, the NDASL program was replaced by the "Clear Pay program" which require a $125 deposit requirement for the lowest credit class and featured increased back-office controls with respect to credit collection efforts. On February 24, 2002, the Clear Pay program was superceded in the Company's territories by the "Clear Pay II program", which re-instituted the deposit requirement across all new sub-prime credit quality customers and not just the lowest credit class. The Company has removed the deposit requirement in its midwestern markets from all but the lowest sub-prime credit quality customers. The removal of the deposit requirement for the midwestern region could increase the number of sub-prime credit quality customers, and such increases could, in turn, increase bad debts and uncollectible accounts. The Clear Pay II deposit program remains in effect for the Company's southeastern markets.

Reserve for First Payment Default Customers

     The Company reserves a portion of its new customers and related revenues from those customers that it anticipates will never pay a bill. Using historical information of the percentage of customers whose service was cancelled for non-payment without ever making a payment, the Company estimates the number of customers activated in the current period that will never pay a bill. For these customers, the Company does not recognize revenue and does not consider them as customer additions. As a result these customers are not included in the churn statistics or subscriber count. At June 30, 2002 and September 30, 2001, the Company had in reserve approximately 6,102 and 7,803 customers, respectively.

Reserve for Obsolete Excess Inventory

     The Company currently records a reserve for obsolete or excess handset inventory for models that remain in inventory after 60 days of being discontinued by Sprint PCS. With the migration to 1XRTT network, the Company will need to continue to monitor the depletion of its current inventory levels. If the Company does not deplete the inventory that is not capable of providing 1XRTT services prior to the complete rollout of 1XRTT, it may have to record a reserve for any remaining obsolete inventory due to lower realizable retail prices on those handsets. If the estimate of obsolete or excess inventory is understated, inventory, operating income and EBITDA would be reduced.

Revenue Recognition

     The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company's revenue recognition polices are consistent with the guidance in Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and 101B. The Company records equipment revenue for the sale of handsets and accessories to customers in its retail stores and to local distributors in its territories. The Company does not record equipment revenue on handsets and accessories purchased by its customers from national third party retailers such as Radio Shack, Best Buy and Circuit City, or directly from Sprint. The Company believes the equipment revenue and related cost of equipment associated with the sale of wireless handsets and accessories is a separate earnings process from the sale of wireless services to customers. The Company's customers pay an activation fee when they initiate service. The Company defers activation fee revenue over the average life of its customers, which is estimated to be 30 months. The Company recognizes service revenue from its customers as they use the service. The Company provides a reduction of recorded revenue for billing adjustments and billing corrections. The Company provides a reduction of recorded revenue for rebates and discounts given to customers on wireless handset sales in accordance with the Emerging Issues Task Force
("EITF") 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". The Company participates in the Sprint national and regional distribution program in which national retailers such as Radio Shack sell Sprint products and services. In order to facilitate the sale of Sprint products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Company's management agreement with Sprint, when a national retailer sells a handset purchased from Sprint to a subscriber in the Company's territory, the Company is obligated to reimburse Sprint for the handset subsidy that Sprint originally incurred. The national retailers sell Sprint wireless services under the Sprint brands and marks. The Company does not receive any revenues from the sale of wireless handsets by national retailers. The Company classifies these Sprint wireless handset subsidy charges as a selling and marketing expense for a wireless handset sale to a new customer and classifies these subsidies as a cost of service for a wireless handset upgrade to an existing customer.

Goodwill and Intangible Assets

     Purchase price accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. In the recording of the purchase of iPCS, the Company engaged a nationally recognized valuation expert to assist in determining the fair value of these assets and liabilities. Included in the asset valuation for this purchase was the valuation of three intangible assets: the iPCS customer base, non-compete agreements for certain former iPCS employees, and the right to be the exclusive provider of Sprint services in the 37 markets in which iPCS operates. For the customer base, the non-compete agreement, and the right to provide service under the Sprint Agreements, finite useful lives of thirty months, six months and 205 months, respectively, have been assigned to these intangible assets and they will each be amortized over these respective useful lives. The Company evaluates acquired businesses for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that management considers important which could trigger an impairment review include the following:

o   Significant decrease in the market value of an asset;
o Significant changes in the manner of use of the acquired assets or the strategy for the overall business;
o Significant adverse change in legal factors or negative industry or economic trends;
o Significant underperformance relative to current period and/or projected future operating profits or cash flows associated with an asset; or
o   Significant decline in the Company's stock price for a sustained period.

     The wireless telecommunications industry experienced significant declines in market capitalization over the past year. These significant declines in market capitalization were the result of concerns surrounding anticipated weakness in future customer growth, anticipated future lower average revenue per customer and liquidity concerns. As a result of this industry trend, the Company experienced significant declines in its market capitalization subsequent to its acquisition of iPCS. In addition, recent wireless industry acquisitions subsequent to the acquisition of iPCS were valued substantially lower on a price per population and price per customer basis. As a result of these recent transactions and industry trends, the Company believed it was more likely than not that the value of iPCS, Inc. and the carrying value of the associated goodwill had been reduced. Accordingly, the Company engaged a nationally recognized valuation expert to perform a fair value assessment of the recently acquired iPCS reporting unit of the Company. The Company recorded a goodwill impairment of approximately $261.2 million at March 31, 2002.

     The Company continually monitors the fair value of its goodwill and intangible assets. The Company is currently revising its long-range business plan for both AirGate PCS and iPCS. The Company expects to complete its long-range business plans before the end of the Company's fiscal year-end. Upon completion of the long-range business plan, the Company will assess the enterprise value of iPCS and the carrying value of its goodwill. The results of the long-range business plan could cause the Company to conclude that impairment indicators exist and that goodwill or intangibles associated with iPCS may be impaired. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations.

Income Taxes

     As part of the process of preparing the Company's consolidated financial statements the Company is required to estimate its taxes in each of the jurisdictions of operation. This process involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent recovery is not likely, the Company must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. To the extent the Company establishes a valuation allowance or increases this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance that could materially impact the Company's financial condition and results of operations.

Reliance on the Timeliness and Accuracy of Data Received from Sprint

     The Company places significant reliance on the timeliness and accuracy of revenue and cost data related to its customer base that it receives on a monthly basis from Sprint. The Company makes significant revenue, allowance for doubtful accounts, cost of service and sales and marketing cost estimates based on data it receives from Sprint. The Company obtains assurance to the accuracy of this data through reliance on the "Statement of Attestation Services" (SAS) 70 report on Sprint's internal control processes. Errors that are not reconciled on a timely basis by Sprint could have a material adverse effect on the results of operations and cash flows of the Company.

EBITDA

     The Company defines EBITDA as earnings before interest, taxes, non-cash stock compensation expense, depreciation, amortization of intangibles and goodwill impairment losses. EBITDA as defined by the Company may not be comparable to similarly titled measures by other companies.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board ("APB") APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", will now be used to classify those gains and losses. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

     In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The Company occasionally offers rebates to customers that purchase wireless handsets in its stores. The Company's historical policy regarding the recognition of these rebates in the statement of operations is a reduction in the revenue recognized on the sale of the wireless handset by the amount of the rebate given. The Company's policy is in accordance with the guidance set forth in EITF 01-9. Therefore, the adoption of EITF 01-9 did not have a material impact on the Company's financial statements.

     In August 2001, the FASB SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Early adoption of this statement is permitted. The Company elected early adoption as of the beginning of its fiscal year on October 1, 2001. The adoption by the Company did not materially change the methods used by the Company to measure impairment losses on long-lived assets.

     In June, 2001, the FASB issued SFAS No. 141, "Business Combinations", which is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The Company has adopted SFAS No. 141 as of July 1, 2001, and the impact of such adoption did not have a material adverse impact on the Company's financial statements.

     In June, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company met the criteria for early application and therefore adopted SFAS No. 142 as of the beginning of its fiscal year on October 1, 2001. Upon application, the provisions of SFAS No. 142 did not have a material adverse effect on the Company's financial statements as of December 31, 2001 and for the three months ended December 31, 2001. The Company acquired iPCS, (see note 7) in item 1, on November 30, 2001 and performed a preliminary allocation of the purchase price under the provisions of SFAS No. 141. As a result of this allocation, the Company recorded goodwill, which is the only indefinite life intangible the Company has recorded in its financial statements. The Company experienced a significant decline in its market capitalization as did many other companies in the wireless industry. Additionally, the Company observed that wireless industry acquisitions subsequent to the acquisition of iPCS were valued lower on a price per population and price per customer basis. The Company considered these recent acquisition values and industry trends as an event that more likely than not had reduced the fair value of iPCS and the related carrying value of goodwill under the provisions of SFAS No. 142. Accordingly the Company performed an interim test for goodwill impairment as of March 31, 2002. The Company recorded approximately $261.2 million of goodwill impairment for the three months ended March 31, 2002, as a result of this interim test. The goodwill associated with the acquisition of iPCS was recorded after the adoption of SFAS No. 142 and, therefore, was not considered transitional goodwill. Transitional goodwill is considered goodwill recorded on the Company's financial statements prior to adoption of SFAS No. 142. Transitional goodwill is required to be tested for impairment within six months of adoption of SFAS No. 142, with any resulting impairment recorded as a cumulative effect of a change in accounting principle. See (note 8) for a further discussion of the goodwill impairment.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the results of operations, financial position or cash flows.

RESULTS OF OPERATIONS

     FOR THE THREE MONTHS ENDED JUNE 30, 2002, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001:

     Terms such as customer net additions, average revenue per user, churn, cost per gross addition and cash cost per user are important operating metrics used in the wireless telecommunications industry. None of these terms are measures of financial performance under accounting principles generally accepted in the United States. These terms, as used by the Company, may not be comparable to similar terms used by other companies. The following discussion of the results of operations includes the results of operations of iPCS subsequent to November 30, 2001.

Customer Net Additions

     As of June 30, 2002, the Company provided personal communication services to 532,446 customers compared to 235,025 customers as of September 30, 2001, an increase of 297,421 customers for the nine months ended June 30, 2002. The Company does not include in its customer base an estimate of first payment default customers. The increased net customers includes 149,119 customers acquired from iPCS on November 30, 2001. For the three months ended, the Company had 26,079 net customer additions. The increase in net customers is due to customers attracted from other wireless carriers and demand for wireless services from new customers.

Average Revenue Per User

     An important operating metric in the wireless industry is Average Revenue Per User (ARPU). ARPU summarizes the average monthly service revenue per user, excluding roaming revenue. ARPU is computed by dividing service revenue for the period by the average subscribers for the period, which is net of an adjustment for first payment default customers. For the three months ended June 30, 2002, ARPU was $56.23. For the three months ended June 30, 2001, ARPU was $63. The decrease in ARPU is the result of the Company not recording terminating access revenues billed by Sprint PCS to long distance carriers for the quarter ended June 30, 2002, and an out-of-period revenue adjustment for terminating access revenues paid by Sprint PCS on behalf of long distance carriers. The effect of not recording terminating access revenues paid by Sprint PCS on behalf of long distance carriers was approximately $1.42 of ARPU. The effect of the out-of-period revenue adjustment for historical terminating access revenues paid by Sprint PCS on behalf of long distance carriers was approximately $3.45 of ARPU. As mentioned in note 9 in Item 1, the Company recorded an out-of-period revenue adjustment to accrue for terminating access charges previously paid by Sprint on behalf of long distance carriers and for which Sprint PCS has made a claim. This out-of-period revenue adjustment is for the period from January 2000 to March 2002. Excluding the effect of the out-of-period revenue adjustment, ARPU would have been $60 for the three months ended June 30, 2002. Excluding the out-of-period revenue adjustment, the decrease in ARPU primarily is the result of the acquisition of iPCS. Excluding the out-of-period revenue adjustment, iPCS has an ARPU of $56, compared to an ARPU of $62 for AirGate.

Churn

     Churn is the monthly rate of customer turnover expressed as the percentage of the total customer base that both voluntarily and involuntarily discontinued service during the month. Churn is computed by dividing the number of customers that discontinued service during the month, net of 30 day returns and an adjustment for estimated first payment default customers, by the average customer base for the period. Churn for the three months ended June 30, 2002 was 3.2%, compared to 2.8% for the three months ended June 30, 2001. The increase in churn is primarily a result of an increase in the number of sub-prime credit quality customers whose service was involuntarily discontinued during the period.

Cost Per Gross Addition

     Cost Per Gross Addition (CPGA) summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing, cost of equipment and activation costs (which are included as a component of cost of service) and reducing that amount by the equipment revenue recorded. That net amount is then divided by the total new customers acquired during the period, reduced for the reserve for first payment default customers. CPGA was $437 for the three months ended June 30, 2002, compared to $377 for the three months ended June 30, 2001. The increase in CPGA is the result of increased handset subsidies caused by greater handset sales incentives and rebates and increased advertising costs, particularly in the Company's midwestern region.

Cash Cost Per User

     Cash Cost Per User (CCPU) is a measure of the cash costs to operate the business on a per user basis consisting of customer support, network operations, service delivery, roaming expense, bad debt expense, wireless handset upgrade subsidies and other general and administrative costs, divided by average subscribers. CCPU was $57 for the three months ended June 30, 2002, compared to $73 for the three months ended June 30, 2001. The decrease in CCPU is the result of the fixed network and administrative support costs of CCPU being spread over a greater number of average customers.

Revenues

     Service revenue and equipment revenue were $87.2 million and $3.6 million, respectively, for the three months ended June 30, 2002, compared to $30.2 million and $2.4 million, respectively, for the three months ended June 30, 2001, an increase of $57.0 million and $1.2 million, respectively. These increased revenues reflect the substantially higher average number of customers using the Company's network, including customers acquired in the iPCS acquisition. Service revenue consists of monthly recurring access and feature charges and monthly non-recurring charges for local, wireless long distance and roaming airtime usage in excess of the subscribed usage plan. Equipment revenue is derived from the sale of handsets and accessories from Company owned stores, net of sales incentives, rebates and an allowance for returns. The Company's handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to the Company, the Company may be able to reissue the handsets to customers at little additional cost. However, when handsets are returned to Sprint for refurbishing, the Company receives a credit from Sprint, which is less than the amount originally paid for the handset. For the three months ended June 30, 2002, the Company did not record revenues from terminating long-distance access charges. Additionally, the Company recorded an out-of-period revenue adjustment for terminating access revenue previously paid to the Company by Sprint PCS on behalf of long distance carriers. Sprint PCS has made a claim to these historical revenues that were remitted to the Company for the period from January 2000 to March 2002. See note 9 in Item 1 of this report for a further discussion. Terminating access revenue not recorded by the Company for the three months ended June 30, 2002 was approximately $2.2 million. Terminating access revenue for which the Company provided an out-of-period revenue adjustment was approximately $5.4 million.

     The Company recorded roaming revenue of $32.0 million during the three months ended June 30, 2002 (see roaming expense in Cost of Service and Roaming below), compared to $17.1 million for the three months ended June 30, 2001, an increase of $14.9 million. The increase is attributable to the larger wireless customer base for Sprint and other Sprint PCS affiliates, the additional covered territory acquired with iPCS and roaming from other third party carriers, partially offset by a lower average roaming rate. The Company receives roaming revenue at a per-minute rate from Sprint or other Sprint PCS affiliates when Sprint PCS subscribers outside of the Company's territory use the Company's network. For the three months ended June 30, 2002, such roaming revenue was $29.6 million, or 93% of the roaming revenue recorded in the period. The Company also receives non-Sprint roaming revenue when subscribers of other wireless service providers who have roaming agreements with Sprint roam on the Company's network.

     On April 27, 2001, the Company and Sprint announced an agreement in principle to reduce the reciprocal roaming rate exchanged between Sprint and AirGate for PCS customers who roam into the other party's, or another network partner's, territory. The rate was reduced from $0.20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. iPCS and Sprint had an agreement which fixed the reciprocal roaming rate exchanged between Sprint and iPCS for customers who roam into the other party's, or another network partner's, territory at $0.20 per minute of use through December 31, 2001. Under the agreement in principle, the roaming rate for both AirGate and iPCS with respect to calendar year 2002 is $0.10 per minute. For calendar year 2003 and beyond, the details of the agreement in principle reached by Sprint and its affiliates have not yet been finalized. The Company believes the reciprocal roaming rate could decrease to between $0.06 and $0.065 per minute in 2003, and further thereafter. The expected reduction in revenues from any rate decrease will be partially offset by lower cost of roaming expense.

Cost of Service and Roaming

     The cost of service and roaming was $82.4 million for the three months ended June 30, 2002, compared to $33.0 million for the three months ended June 30, 2001, an increase of $49.4 million. Cost of service and roaming principally consists of costs to support the Company's customer base including: (i) network operating costs (including salaries, cell site lease payments, fees related to the connection of the Company's switches to the cell sites that they support, inter-connect fees and other expenses related to network operations), (ii) back office services provided by Sprint such as customer care, billing and activation, (iii) the 8% of collected service revenue representing the Sprint affiliation fee, (iv) bad debt related to uncollectible accounts receivable, (v) wireless handset subsidies on existing customer upgrades through national third party retailers and (vi) long distance expense relating to inbound roaming revenue and the Company's own customer's long distance usage and roaming expense when customers from the Company's territory place calls on Sprint's network.

     Roaming expense included in the cost of service and roaming was $21.8 million for the three months ended June 30, 2002, compared to $11.0 million for the three months ended June 30, 2001, an increase of $10.8 million as a result of the substantial increase in the Company's customer base, the acquired iPCS customer base and an increase in the average roaming minutes per month for each customer, partially offset by a lower average rate per minute. As discussed above, the per-minute rate the Company pays Sprint when customers from the Company's territory roam onto the Sprint network decreased beginning June 1, 2001 for AirGate and January 1, 2002, for iPCS. The increased roaming minutes resulting from increasing subscriber levels will be partially offset by the lower per minute rate paid to Sprint.

     The Company was supporting 532,446 customers at June 30, 2002, compared to 179,403 customers at June 30, 2001. At June 30, 2002, the Company's network, including the territory of iPCS, consisted of 1,405 active cell sites and seven switches compared to 672 active cell sites and four switches at June 30, 2001. There were approximately 140 employees performing network operations functions at June 30, 2002, compared to 72 employees at June 30, 2001. The 8% Sprint affiliation fee totaled $6.6 million in the three months ended June 30, 2002, compared to $2.2 million for the three months ended June 30, 2001, a $4.4 million increase related to the growth in service revenues.

Cost of Equipment

     Cost of equipment was $9.7 million for the three months ended June 30, 2002, and $4.7 million for the three months ended June 30, 2001, an increase of $5.0 million. This increase is attributable to the increase in the number of customers added during the period, including customers added in the iPCS territory, as cost of equipment includes the cost of handsets and accessories sold to customers from the Company's stores. The cost of handsets exceeds the amount received from customers because the Company subsidizes the price of handsets in its retail stores to remain competitive in the marketplace.

Selling and Marketing

     The Company incurred selling and marketing expenses of $28.1 million during the three months ended June 30, 2002, compared to $16.4 million in the three months ended June 30, 2001, an increase of $11.7 million. These amounts include retail store costs such as salaries and rent in addition to promotion, advertising and commission costs, and handset subsidies on units sold by national third party retailers for which the Company does not record revenue. Under the management agreement with Sprint, when a national retailer sells a handset purchased from Sprint to a subscriber in the Company's territory, the Company is obligated to reimburse Sprint for the handset subsidy that Sprint originally incurred. The national retailers sell Sprint wireless services under the Sprint and Sprint PCS brands and marks. Handset subsidies on units sold by third parties totaled $3.0 million for the three months ended June 30, 2002, compared to $2.6 million for the three months ended June 30, 2001, an increase of $0.4 million that is attributable to the acquisition of iPCS and increased customer additions. At June 30, 2002, there were approximately 644 employees performing sales and marketing functions, compared to 346 employees as of June 30, 2001. The majority of the increase in employees is due to the acquisition of iPCS. A net 26,079 customers were added in the three months ended June 30, 2002 (net of expected first payment default customers), compared to 35,854 net customers added in the three months ended June 30, 2001. Of the 26,079 net new customer additions, 14,675 were added by iPCS.

General and Administrative

     For the three months ended June 30, 2002, the Company incurred general and administrative expenses of $6.2 million, compared to $3.9 million for the three months ended June 30, 2001, an increase of $2.3 million. This increase is attributable to increased compensation, benefit and outside professional fees resulting from the growth in the number of employees and service providers providing general and administrative services. Increased compensation, benefits and outside professional fees are the result of the acquisition of iPCS, whose results of operations are not included for periods prior to November 30, 2001. Of the 887 employees at June 30, 2002, approximately 103 employees were performing corporate support functions compared to 61 employees as of June 30, 2001.

Non-Cash Stock Compensation

     Non-cash stock compensation expense was $0.2 million for the three months ended June 30, 2002, and $0.3 for the three months ended June 30, 2001. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Unearned stock compensation is recorded for the difference between the exercise price and the fair market value of the Company's common stock at the date of grant and is recognized as non-cash stock compensation expense in the period in which the related services are rendered.

Depreciation

     For the three months ended June 30, 2002, depreciation increased to $19.5 million, compared to $7.7 million for the three months ended June 30, 2001, an increase of $11.8 million. The increase in depreciation expense relates primarily to additional network assets placed in service in 2001 and 2002 and approximately $9.4 million of depreciation from the acquired iPCS property and equipment. Depreciation will continue to increase as additional portions of the Company's network and the upgrade of the network to 1XRTT are placed into service. During the fiscal fourth quarter of 2002, the Company expects to place into service 1XRTT network hardware costs in association with the commercial launch of 1XRTT. These capitalized costs amount to approximately $15.5 million of assets that reside in construction-in-progress. The Company incurred capital expenditures of $21.2 million in the three months ended June 30, 2002, which included approximately $1.9 million of capitalized interest, compared to capital expenditures of $17.9 million and capitalized interest of $0.8 million in the three months ended June 30, 2001.

Amortization of Intangible Assets

     Amortization of intangible assets relates to the amounts recorded from the iPCS acquisition for the acquired customer base, non-competition agreements, and the right to provide service under the Sprint Agreements. Amortization for the three months ended June 30, 2002, was approximately $11.3 million.

Interest Income

     For the three months ended June 30, 2002, interest income was $0.3 million, the same as for the three months ended June 30, 2001. The Company had higher average cash and cash equivalent balances for the three months ended June 30, 2002, however interest income remained approximately equal as a result of declining interest rates.

Interest Expense

     For the three months ended June 30, 2002, interest expense was $15.8 million, compared to $7.8 million for the three months ended June 30, 2001, an increase of $8.0 million. The increase is primarily attributable to increased debt related to the 2000 iPCS senior subordinated discount notes, accreted interest on the 1999 AirGate senior subordinated discount notes and increased borrowings under the AirGate and iPCS senior credit facilities, partially offset by lower commitment fees on undrawn balances of the AirGate senior credit facility, and a lower interest rate on variable rate borrowings under the AirGate senior credit facility. The Company had borrowings of $670.5 million as of June 30, 2002, including debt of iPCS, compared to $242.1 million at June 30, 2001.

Income Tax Benefit

     No income tax benefit was recognized for the three months ended June 30, 2002 and June 30, 2001 Income tax benefits will be recognized in the future only to the extent management believes recoverability of deferred tax assets is more likely than not.

Net Loss

     For the three months ended June 30, 2002, the net loss was $50.1 million, an increase of $26.4 million from a net loss of $23.7 million for the three months ended June 30, 2001. The increase was attributable to the results of operations of iPCS, which had a reported net loss of $33.6 million.

     FOR THE NINE MONTHS ENDED JUNE 30, 2002, COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2001:

Revenues

     Service revenue, roaming revenue and equipment revenue were $230.4 million, $75.5 million and $13.5 million, respectively, for the nine months ended June 30, 2002, compared to $66.9 million, $35.5 million and $7.4 million, respectively, for the nine months ended June 30, 2001, an increase of $163.5 million, $40.0 million and $6.1 million, respectively. These increased revenues reflect the substantially higher average number of customers using the Company's network and the acquisition of iPCS. For the three months ended June 30, 2002, the Company did not record revenues from terminating long-distance access charges. Additionally, the Company recorded an out-of-period revenue adjustment for terminating access revenues paid by Sprint PCS to the Company on behalf of long distance carriers. Sprint has made a claim to these historical revenues that were paid to the Company for the period from January 2000 to March 2002. See note 9 in Item 1 of this report for a further discussion. Terminating access revenue not recorded by the Company for the three months ended June 30, 2002 was approximately $2.2 million. Terminating access revenue for which the Company provided an out-of-period revenue adjustment was approximately $5.4 million.

Cost of Service and Roaming

     The cost of service and roaming was $216.7 million for the nine months ended June 30, 2002, compared to $76.5 million for the nine months ended June 30, 2001, an increase of $140.2 million. Roaming expense was $60.1 million for the nine months ended June 30, 2002, compared to $22.0 million for the nine months ended June 30, 2001. The Sprint affiliation fee was $16.8 million for the nine months ended June 30, 2002, compared to $5.0 million for the nine months ended June 30, 2001. The increase in cost of service and roaming is the result of substantially higher average number of customers using the Company's network and the acquisition of iPCS, partially offset by a lower average roaming rate. The increase in the Sprint affiliation fee is the result of higher collected service revenues from increased customers and the acquisition of iPCS.

Cost of Equipment

     Cost of equipment was $30.0 million for the nine months ended June 30, 2002, compared to $14.4 million for the nine months ended June 30, 2001, an increase of $15.6 million. This increase is attributable to the increase in the number of customers added during the period and the acquisition of iPCS.

Selling and Marketing

     The Company incurred selling and marketing expenses of $85.6 million during the nine months ended June 30, 2002, compared to $49.2 million in the nine months ended June 30, 2001, an increase of $36.4 million. A net 147,800 customers were added in the nine months ended June 30, 2002 (excluding 149,119 iPCS customers acquired on November 30, 2001 and net of expected first payment default customers) compared to 122,714 net customers added in the nine months ended June 30, 2001. Handsets subsidies on wireless handsets sold by national third parties totaled $12.5 million for the nine months ended June 30, 2002, compared to $8.1 million for the nine months ended June 30, 2001, an increase of $4.4 million, due primarily to the acquisition of iPCS and increased customer additions.

General and Administrative

     For the nine months ended June 30, 2002, the Company incurred general and administrative expenses of $18.3 million, compared to $12.1 million for the nine months ended June 30, 2002, an increase of $6.2 million. During this period, $2.0 million was attributable to merger related expenses incurred by iPCS, $3.1 million associated with lease obligations on planned disposals of certain retail stores at iPCS and severance payments pursuant to employment agreements. The remaining increase is attributable to the acquisition of iPCS. Increased compensation, benefits and other professional consulting fees is a result of additional employees and service providers associated with additional headcount and responsibilities from acquiring iPCS. Of the 887 employees at June 30, 2002, approximately 103 employees were performing corporate support functions compared to 61 employees as of June 30, 2001.

Non-Cash Stock Compensation

     Non-cash stock compensation expense was $0.6 million for the nine months ended June 30, 2002, compared to $1.2 million for the nine months ended June 30, 2001. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Unearned stock compensation is recorded for the difference between the exercise price and the fair market value of the Company's common stock at the date of grant and is recognized as non-cash stock compensation expense in the period in which the related services are rendered.

Depreciation

     For the nine months ended June 30, 2002, depreciation increased to $47.9 million, compared to $21.5 million for the nine months ended June 30, 2001, an increase of $26.4 million. The increase in depreciation expense relates primarily to additional network assets placed in service in 2001 and 2002 and the depreciation of the acquired iPCS property and equipment. Depreciation will continue to increase as additional portions of the Company's network are placed into service. The Company incurred capital expenditures of $84.3 million in the nine months ended June 30, 2002, which included approximately $6.2 million of capitalized interest, compared to capital expenditures of $40.7 million and capitalized interest of $2.2 million in the nine months ended June 30, 2001.

Amortization of Intangible Assets

     Amortization of intangible assets relates to the amounts recorded from the iPCS acquisition for the acquired customer base, non-competition agreements, and the right to provide service under the Sprint Agreements. With the completion of the iPCS acquisition on November 30, 2001, amortization of the intangible assets of $18.1 million represents seven months of expense during the nine months ended June 30, 2002.

Goodwill Impairment

     The wireless telecommunications industry has experienced significant declines in market capitalization. These significant declines in market capitalization were the result of concerns surrounding anticipated weakness in future customer growth, anticipated future lower average revenue per customer and liquidity concerns. As a result of this industry trend, the Company experienced significant declines in its market capitalization. Recent wireless industry acquisitions subsequent to the acquisition of iPCS were valued substantially lower on a price per population and price per customer basis. As a result of these recent transactions and industry trends, the Company believed it was more likely than not that the value of iPCS, Inc. and the carrying value of the associated goodwill had been reduced. Accordingly, the Company engaged a nationally recognized valuation expert to perform a fair value assessment of the recently acquired iPCS reporting unit of the Company. The valuation expert used a combination of the market value approach and the discounted cash flow approach for determining the fair value of iPCS. The market value approach used a sample of recent wireless service provider transactions on a price per population and price per customer basis. The discounted cash flow method used the projected discounted cash flows and residual value to be generated by the assets of iPCS. From this valuation, it was determined the fair value of iPCS was less than its recorded carrying value at March 31, 2002. The valuation expert performed a purchase price allocation based on this implied fair value at March 31, 2002. Based on the purchase price allocation of the implied fair value at March 31, 2002, the Company recorded a goodwill impairment of $261.2 million.

Interest Income

     For the nine months ended June 30, 2002, interest income was $0.5 million compared to $2.4 million for the nine months ended June 30, 2001, a decrease of $1.9 million. The Company had higher average cash and cash equivalent balances and higher average interest rates on deposits for the nine months ended June 30, 2001, which has resulted in higher interest income for the nine months ended June 30, 2001, when compared to the nine months ended June 30, 2002.

Interest Expense

     For the nine months ended June 30, 2002, interest expense was $40.7 million, compared to $23.3 million for the nine months ended June 30, 2001, an increase of $17.4 million. The increase is primarily attributable to increased debt from the 2000 iPCS senior subordinated discount notes, accreted interest of the 1999 AirGate senior subordinated discount notes and increased borrowings under the AirGate and iPCS senior credit facilities, partially offset by lower commitment fees on undrawn balances of the AirGate senior credit facility, and a lower interest rate on variable rate borrowings under the AirGate and iPCS senior credit facilities. The Company had borrowings of $670.5 million as of June 30, 2002, including debt of iPCS compared to $242.1 million at June 30, 2001.

Income Tax Benefit

     For the nine months ended June 30, 2002, the income tax benefit was $28.8 million. No income tax benefit was recognized for the nine months ended June 30, 2001. Income tax benefits will be recognized in the future only to the extent management believes recoverability of deferred tax assets is more likely than not.

Net Loss

     For the nine months ended June 30, 2002, the net loss was $381.6 million, an increase of $295.6 million from a net loss of $86.0 million for the nine months ended June 30, 2001. The increase was attributable to the results of operations of iPCS, which had a reported net loss of $317.3 million and the goodwill impairment associated with iPCS of $261.2 million.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, the Company had $23.9 million in cash and cash equivalents, compared to $14.3 million in cash and cash equivalents at September 30, 2001. The Company's net working capital deficit was $18.2 million at June 30, 2002, compared to working capital deficit of $5.8 million at September 30, 2001.

Net Cash Used in Operating Activities

     The $48.8 million of cash used in operating activities in the nine months ended June 30, 2002, was the result of the Company's $381.6 million net loss offset by $370.3 million of goodwill impairment, depreciation, amortization of note discounts, financing costs, amortization of intangibles, deferred tax benefit, provision for doubtful accounts and non-cash stock compensation, that was partially offset by negative net cash working capital changes of $37.5 million. The negative net working capital changes were primarily a result of timing of payments to vendors at June 30, 2002, compared to September 30, 2001 resulting from the acquisition of iPCS and growth in the Company's customer base. The $41.7 million of cash used in operating activities in the nine months ended June 30, 2001 was the result of the Company's $85.9 million net loss being partially offset by a net $3.8 million in cash provided by changes in net working capital and $48.0 million of depreciation, amortization of note discounts, provision for doubtful accounts, amortization of financing costs and non-cash stock option compensation.

Net Cash Used in Investing Activities

     The $59.1 million of cash used in investing activities during the nine months ended June 30, 2002, represents $77.4 million for purchases of property and equipment and $6.1 million of cash acquisition costs related to the acquisition of iPCS, partially offset by $24.4 million of cash acquired from iPCS. Purchases of property and equipment during the nine months ended June 30, 2002, related to investments to upgrade the Company's network to 1XRTT, expansion of switch capacity and expansion of service coverage in the Company's territories. For the nine months ended June 30, 2001, cash outlays of $56.4 million represented cash payments of $55.9 million made for purchases of equipment and $0.5 million to purchase certain assets of one of the Company's agents.

Net Cash Provided by Financing Activities

     The $117.4 million in cash provided by financing activities during the nine months ended June 30, 2002, consisted of $56.2 million in borrowings under the AirGate senior credit facility and $60.0 million under the iPCS senior credit facility, $0.7 million of proceeds received from the exercise of options and warrants and $0.5 million received from stock issued under the employee stock purchase plan. The $47.6 million of cash provided by financing activities in the nine months ended June 30, 2001 consisted of $42.0 million borrowed under the AirGate senior credit facility and $5.6 million of proceeds received from exercise of options and warrants.

Liquidity

     At June 30, 2002, the Company had $23.9 million of cash and cash equivalents and total availability under the AirGate senior credit facility of $22.0 million and total availability under the iPCS senior credit facility of $30.0 million. iPCS is an unrestricted subsidiary. As a result of this designation, funds available under each of AirGate's and iPCS' senior credit facilities can only be used by AirGate or iPCS, as applicable, and cash flow from AirGate and iPCS can be used only by AirGate or iPCS, as applicable. To date, the Company has used proceeds from its 1999 initial public offering of equity, the 1999 AirGate senior subordinated discount notes, borrowings from the AirGate senior credit facility, the 2000 iPCS senior subordinated discount notes and borrowings from the iPCS senior credit facility to fund capital expenditures, operating losses, working capital and cash interest needs while the Company built out its digital PCS network and acquired customers.

     Due to a number of factors, including the rapidly changing wireless industry, general economic uncertainty, lower than expected new subscribers and continuing higher rates of customer turnover than anticipated, management is reviewing the assumptions underlying the long-range business plans for AirGate and iPCS. While these long-term projections are being refined, they indicate that cash and cash equivalents and cash availability under the AirGate and iPCS senior credit facilities, combined with cash flow from operations, are expected to be sufficient to fund working capital, meet capital expenditure needs and to service debt requirements until the Company obtains free cash flow positive. As a result of these changes to the assumptions underlying the long-range plans, management anticipates attaining free cash flow positive a year or two later than originally projected. Management anticipates that the long-range business plans will be sufficiently refined to provide more definitive guidance in its Annual Report of Form 10-K. Free cash flow is defined as EBITDA minus capital expenditures, cash interest payments and required amortization of principal under the senior credit facilities. Management's projections contain significant assumptions including projections for gross new customer additions, CPGA, capital expenditures, ARPU, churn, bad debt expense, wireless handset upgrade costs, fees charged by Sprint, roaming expense and roaming revenue. If these assumptions do not occur, AirGate and iPCS may not reach free cash flow positive when projected.

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

     In addition to the Investment Considerations included herein, the following risk factors could materially and adversely affect the Company's future operating results and could cause actual events to differ materially from those predicted in forward-looking statements related to our business.

     The Company may not be able to sustain its growth or obtain sufficient revenue to achieve and sustain profitability. Recently the Company has experienced slowing net customer growth. Including net additions from iPCS on a pro forma basis, net customer growth was 87,258 for the three months ended December 31, 2001, 53,010 for the three months ended March 31, 2002 and 26,079 for the three months ended June 30, 2002. This trend is attributable to increased churn and competition, slowing wireless subscriber growth and weakened consumer confidence. Additionally, the Company currently operates with EBITDA losses. For the three months and nine months ended June 30, 2002, the Company incurred an EBITDA loss of $(3.6) million and $(31.1) million, respectively, which included an out-of-period revenue adjustment net of management fees of $(4.9) million and $(2.1) million, respectively. If the current trend of net customer growth continues, it will lengthen the amount of time it will take for the Company to reach a sufficient number of customers to reach EBITDA and free cash flow positive, which in turn will have negative effect on liquidity and capital resources. See note 9 in Item 1 of this report for a further discussion. The Company's business projections reflect continuing growth in its subscriber base and a reduction and eventual elimination of EBITDA losses as the cash flow generated by the growing subscriber base exceeds costs incurred to acquire new customers. If the Company acquires more new customers than projected, the upfront costs to acquire those customers (including the handset subsidy, commissions and promotional expenses) may result in greater EBITDA losses in the near term but higher cash flows in later periods. Conversely, if there is a slowdown in new subscriber growth in the wireless industry, the Company may acquire fewer new customers, which would result in lower EBITDA losses in the near term but lower cash flows in later periods.

     The Company may continue to experience higher costs to acquire a customer (including handset subsidy, commissions and promotional expenses). For the three months ended March 31, 2002, CPGA was $333 and for the three months ended June 30, 2002, CPGA was $437. If the Company incurs higher costs to acquire new customers than projected, these upfront costs may result in greater EBITDA losses and lower cash flows.

     The Company may continue to experience a higher churn rate. The Company's average customer monthly churn (net of 30 day returns and a reserve for first payment default customers) for the three months ended June 30, 2002 was 3.2%. This rate of churn was higher than the 3.0% churn rate reported for the three months ended December 31, 2001 and March 31, 2002. The Company expects that in the near term that churn will remain higher than historical levels. This expectation is the result of a greater percentage of sub-prime versus prime credit class customers comprising the Company's subscriber base. As a result of this increase, the Company has experienced greater involuntary deactivations. If the rate of churn continues at current rates or increases over the long-term, the Company would lose the cash flow attributable to these customers and have greater EBITDA losses and lower cash flows.

     The Company may receive a significantly lower roaming rate in 2003 and thereafter. The Company is paid a fee from Sprint for every minute that a Sprint PCS subscriber based outside of the Company's territory uses the Company's network; the Company refers to such fees as roaming revenue. Similarly, the Company pays a fee to Sprint for every minute that the Company's customers use the Sprint PCS network outside of the Company's markets; the Company refers to such fees as roaming expense. Under the Company's original agreements with Sprint, Sprint had the right to change the reciprocal roaming rate exchanged for customers who roam into the other party's or another Sprint affiliate's network. On April 27, 2001, the Company and Sprint announced an agreement in principle to reduce this reciprocal roaming rate exchanged between Sprint and AirGate for customers who roam into the other party's, or another network partner's, territory. The rate was reduced from $0.20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. iPCS and Sprint had an agreement which fixed the reciprocal roaming rate exchanged between Sprint and iPCS for customers who roam into the other party's, or another Sprint PCS affiliate's, territory at $0.20 per minute of use through December 31, 2001. Under the agreement in principle, the roaming rate for both AirGate and iPCS with respect to calendar year 2002 is $0.10 per minute. The Company believes that this rate could decrease to between $0.06 and $0.065 per minute in 2003, and further thereafter. The ratio of roaming revenue to expense for the three months ended June 30, 2002, was 1.5 to one.

     The Company's ability to borrow funds under the senior credit facilities may be terminated due to its failure to maintain or comply with the restrictive financial and operating covenants contained in the agreements governing the senior credit facilities. The AirGate senior credit facility contains covenants specifying the maintenance of certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues and limiting capital expenditures. The Company believes that it is currently in compliance in all material respects with all financial and operational covenants relating to the AirGate senior credit facility. The iPCS senior credit facility contains covenants specifying the maintenance of certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues, maximum EBITDA losses and limiting capital expenditures. The Company believes that it is currently in compliance in all material respects with all financial and operational covenants relating to the iPCS senior credit facility. During February 2002, the Company completed an amendment to the iPCS senior credit facility, primarily to provide additional relief under the maximum EBITDA losses covenant, which the Company anticipated not meeting in future quarters. As part of obtaining this EBITDA covenant relief, performance thresholds contained in other covenants under the iPCS senior credit facility were increased, such as the minimum number of total subscribers. To satisfy the minimum subscriber covenant at September 30, 2002, iPCS must have 218,600 subscribers before the reserve for first payment default customers. At June 30, 2002, iPCS had 197,604 subscribers before the reserve for first payment default customers of 2,461. This is an increase in subscribers before first payment default customers of 20,996. If the Company is unable to operate either the AirGate or iPCS business within the covenants specified in the AirGate senior credit facility or the iPCS senior credit facility, as amended, as applicable, the Company's ability to obtain future amendments to the covenants in the applicable senior credit facility is not guaranteed and the ability to make borrowings required to operate the AirGate or iPCS business, as applicable, could be restricted or terminated. Such a restriction or termination would have a material adverse affect on liquidity.

     The Company may incur significant wireless handset subsidy costs for existing customers who upgrade to a new handset. As the Company's customer base matures, and technological innovations occur, more existing customers will begin to upgrade to new wireless handsets for which the Company subsidizes the price. The Company experienced approximately $2.0 million associated with wireless handset upgrade costs for the three months ended June 30, 2002. The Company does not have any historical experience regarding the adoption rate for wireless handset upgrades. If more customers upgrade to new wireless handsets than the Company projects, EBITDA and cash flow would be lower than projected.

     On July 3, 2002 the FCC issued an order in Sprint PCS v. AT&T for declaratory judgment holding that PCS wireless carriers could not unilaterally impose terminating long distance access charges pursuant to FCC rules. This FCC order did not preclude a finding of a contractual basis for these charges, nor did it rule whether or not Sprint PCS had such a contract with carriers such as AT&T. AirGate and iPCS have previously received $3.9 million and $1.0 million, respectively, of terminating long distance access revenues less $0.5 million of associated affiliation fees from Sprint PCS prior to the current quarter, and Sprint PCS has asserted its right to recover these revenues net of the affiliation fees from AirGate and iPCS. The Company will continue to assess the ability of Sprint, Sprint PCS or other carriers to recover these charges and the Company is continuing to review the availability of defenses we may have against Sprint PCS' claim to recover these revenues from us. For the three months ended June 30, 2002, billings that were not collected associated with terminating long distance access charges were approximately $2.2 million.

     In its business plan for iPCS, the Company has assumed that a sale of iPCS towers will provide funds of at least $10 million. iPCS owns 89 towers. iPCS does not consider towers a strategic asset and plans on selling some or all of these assets as market terms and conditions permit. There are several companies that have traditionally been purchasers of towers in the wireless industry. However, the financial condition of these tower companies and their willingness and ability to purchase towers the Company owns is not certain. As a result, the Company may not be able to sell enough iPCS towers at an adequate price to generate proceeds projected, and if so, the Company's liquidity would be materially adversely affected.

     Sprint provides back-office and many other services to the Company. For the quarter ended June 30, 2002, these expenses accounted for more than 43% of operating expenses. There is no formula established in the agreements with Sprint for the cost of these services and Sprint may adjust these expenses at least annually. For example, Sprint has sought to increase service fees during the remainder of 2002 and beyond in connection with the launch of 1XRTT. If Sprint were to increase its fees significantly, we may seek other third parties to provide some of the services currently provided by Sprint. Any such change may not be effected quickly or at all, and these increased operating expenses would have an adverse effect on the Company's EBITDA and cash flow.

     Variable interest rates may increase substantially. At June 30, 2002, the Company had borrowed $241.5 million under the AirGate and iPCS senior credit facilities. The rate of interest on those senior credit facilities is based on a margin above either the alternate bank rate (the prime lending rate in the United States) or the London Interbank Offer Rate (LIBOR). The Company's weighted average borrowing rate on variable rate borrowings at June 30, 2002, was 5.8%. Further, if the AirGate or iPCS were to default under the senior credit facilities, such Company's rate of interest would increase by an additional 2%.

     The Company operates with negative working capital because of amounts owed to Sprint. Each month the Company pays Sprint amounts relating to: (i) roaming expense, (ii) the 8% affiliation fee, (iii) costs for customer support and billing, (iv) handsets purchased from Sprint, (v) reimbursements for commissions paid to national third party retailers such as Radio Shack, Best Buy and Circuit City, (vi) reimbursement for subsidies related to handsets sold by national third party retailers, and (vii) wholesale long distance expense that the Company's customers incur and that Sprint customers incur related to roaming revenue. A reduction in the amounts the Company owes Sprint may result in a greater use of cash for working capital purposes than the business plans currently project.

     The Company may not be able to access the credit markets for additional capital if the liquidity discussed above is insufficient for the cash needs of the business. The Company frequently evaluates options for additional financings to supplement its liquidity position and maintain maximum financial flexibility. However, if the need arises, because its actual results differ from those projected or for any other reason, the Company may be unable to raise additional capital.

Capital Resources

     The 1999 AirGate senior subordinated discount notes due 2009 will require cash payments of interest beginning on April 1, 2005. The 2000 iPCS senior secured discount notes due 2010 will require cash payments of interest beginning on January 15, 2006.

     The AirGate $153.5 million senior credit facility provides for a $13.5 million senior secured term loan, which matures on June 6, 2007, which is the first installment of the loan, or tranche I. The second installment, or tranche II, under the AirGate senior credit agreement is for a $140.0 million senior secured term loan, which matures on December 31, 2008. The AirGate senior credit facility requires quarterly payments of principal beginning December 31, 2002, for tranche I, and March 31, 2004, for tranche II, initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. The commitment fee on unused borrowings is 1.50%, payable quarterly. As of June 30, 2002, $22.0 million remained available for borrowing under the AirGate senior credit facility. The Company's obligations under the AirGate senior credit facility are secured by all of AirGate's assets, but not assets of iPCS and its subsidiaries.

     The iPCS $140.0 million senior credit facility provides for a $90.0 million senior secured term loan which matures on December 31, 2008, which is the first installment of the loan, or tranche A. The second installment, or tranche B, under the iPCS senior credit facility is for a $50.0 million senior secured term loan, which also matures on December 31, 2008. The iPCS credit agreement requires quarterly payments of principal beginning March 31, 2004 for tranche A and tranche B, initially in the amount of 2.5% of the loan balance then outstanding and increasing thereafter. The commitment fee on unused borrowings ranges from 1.00% to 1.50%, payable quarterly. As of June 30, 2002, $30.0 million remained available for borrowing under the iPCS senior credit facility. The Company's obligations under the iPCS senior credit facility are secured by all of iPCS' operating assets, but not other assets of AirGate and its subsidiaries.

     As of June 30, 2002, management believes that the Company is in compliance with all material financial and operational covenants associated with its senior credit facilities, senior subordinated discount notes, and Sprint agreements.

Contractual Obligations

     The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to the AirGate and iPCS senior credit facilities, the AirGate senior subordinated discount notes, the iPCS senior secured discount notes, capital leases and non-cancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Future minimum contractual cash obligations for the next five years and in the aggregate at June 30, 2002, are as follows (dollars in thousands):


                                  PAYMENTS DUE
                         BY PERIOD YEARS ENDED JUNE 30,

     CONTRACTUAL OBLIGATION          TOTAL        2003         2004         2005        2006         2007      THEREAFTER
     ----------------------          -----        ----         ----         ----        ----         ----      ----------
AirGate senior credit
  facility (1)                       $131,500       $1,518      $10,875     $20,231      $24,218     $ 32,515      $42,143
iPCS senior credit facility (1)       110,000           --        5,500      13,750       22,000       27,500       41,250
AirGate operating leases (2)           67,023       17,670       17,269      14,769        7,745        3,812        5,758
iPCS operating leases (2)              70,442       11,430       11,271      10,714        9,483        6,331       21,213
iPCS capital leases                       953           71           74          77           80           83          568
1999 AirGate senior
subordinated discount notes           300,000           --           --          --           --           --      300,000
2000 iPCS senior subordinated
  discount notes                      300,000           --           --          --           --           --      300,000
                                      -------    ---------     --------    --------    ---------      -------    ---------
      Total                          $979,918      $30,689      $44,989     $59,541      $63,526      $70,241     $710,932
                                     ========      =======      =======     =======      =======      =======     ========

  (1) Total repayments are based upon borrowings outstanding as of June 30, 2002, not projected borrowings under the respective senior credit facility.

  (2) Does not include payments due under renewals to the original lease term.

     There are provisions in each of the agreements governing the senior credit facilities, the AirGate senior subordinated discount notes and the iPCS senior subordinated discount notes providing for an acceleration of repayment upon an event of default, as defined in the respective agreements.

Seasonality

     The Company's business is subject to seasonality because the wireless industry historically has been heavily dependent on fourth calendar quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including: the increasing use of retail distribution, which is heavily dependent upon the year-end holiday shopping season; the timing of new product and service announcements and introductions; competitive pricing pressures; and aggressive marketing and promotions. The increased level of activity requires a greater use of available financial resources during this period.

RELATED PARTY TRANSACTIONS

     Under the Sprint agreements, Sprint provides the Company significant support services such as customer service, billing, long distance transport services, national network operations support, inventory logistics support, use of the Sprint brand name, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue and expenses when Sprint and other Sprint affiliates' wireless customers incur minutes of use in the Company's territories and when the Company's customers incur minutes of use in Sprint and other Sprint affiliates' territories. These transactions are recorded in the cost of service and roaming, and selling and marketing captions in the statement of operations. Cost of service and roaming transactions relate to the 8% affiliation fee, long distance, roaming expenses, billing support and customer care support. Purchased inventory transactions relate to inventory purchased by the Company from Sprint under the Sprint agreements. Selling and marketing transactions relate to subsidized costs on wireless handsets and commissions under Sprint's national distribution program. Amounts relating to the Sprint agreements for the three and nine months ended June 30, 2002 and 2001, are as follows (dollars in thousands):


                                                                                     THREE MONTHS ENDED
                                                                                -----------------------------
                                                                                  JUNE 30,       JUNE 30,
                                                                                    2002           2001
                                                                                    ----           ----
Amounts included in the Consolidated Statement of Operations:
     Cost of service and roaming................................................    $49,262      $19,082
     Purchased inventory........................................................     11,744        4,034
     Selling and marketing......................................................      5,979        4,268

                                                                                     NINE MONTHS ENDED
                                                                                -----------------------------
                                                                                  JUNE 30,       JUNE 30,
                                                                                    2002           2001
                                                                                    ----           ----

Amounts included in the Consolidated Statement of Operations:
     Cost of service and roaming................................................   $128,226      $39,940
     Purchased inventory........................................................     30,829       11,029
     Selling and marketing......................................................     22,367       13,337


Transactions between AirGate and iPCS

     AirGate has completed transactions at arms-length in the normal course of business with its unrestricted subsidiary iPCS. These transactions are comprised of roaming revenue and expenses, inventory sales and purchases and sales of network operating equipment. In the normal course of business under AirGate's and iPCS' Sprint agreements, customers of AirGate incur minutes of use in iPCS's territory causing AirGate to incur roaming expense. In addition, iPCS's customers incur minutes of use in AirGate's territory for which AirGate receives roaming revenue. AirGate received $0.3 million of roaming revenue and incurred $0.2 million of roaming expense to iPCS during the nine months ended June 30, 2002. The roaming rate charged and other terms are established under AirGate's and iPCS' Sprint agreements.

     In order to optimize the most efficient use of certain models of wireless handset inventory in relation to regional demand, AirGate sold approximately $32,000 of wireless handset inventory to iPCS. Additionally AirGate purchased approximately $184,000 of wireless handset inventory from iPCS. These transactions were completed at market prices. At June 30, 2002, neither AirGate nor iPCS were carrying any wireless handset inventory purchased from each other.

     AirGate sold approximately $0.2 million of network operating equipment to iPCS at market prices. iPCS had a need for such equipment and it had become recently idled by AirGate. Additionally, iPCS sold to AirGate approximately $0.7 million of network operating equipment at market prices.

Transactions with Vendor Associated with Board Member

     The Company purchases telecommunication services for its network from New South Communications. James Akerhielm, a member of the Company's board of directors, is the president and chief executive officer and a member of the board of directors of New South Communications, Inc. Mr. Akerhielm was elected to the board of directors of the Company during May 2002. For the nine months ended June 30, 2002, the Company purchased $0.3 million of telecommunication services from New South Communications.

COMMITMENTS AND CONTINGENCIES

     On July 3, 2002 the FCC issued an order in Sprint PCS v. AT&T for declaratory judgment holding that PCS wireless carriers could not unilaterally impose terminating long distance access charges pursuant to FCC rules. This FCC order did not preclude a finding of a contractual basis for these charges, nor did it rule whether or not Sprint PCS had such a contract with carriers such as AT&T. AirGate and iPCS have previously received $4.9 million comprised of $5.4 million of terminating long distance access revenues less $0.4 and $0.1 million, respectively, of affiliation fees from Sprint PCS prior to the current quarter, and Sprint PCS has asserted its right to recover these revenues net of the affiliation fees from AirGate and iPCS. As a result of this ruling, and our assessment of this contingency under SFAS No. 5, "Accounting for Contingencies", we have taken a charge to current period revenue. However, we will continue to assess the ability of Sprint, Sprint PCS or other carriers to recover these charges and the Company is continuing to review the availability of defenses it may have against Sprint PCS's claim to recover these revenues.

     In May, 2002, putative class action complaints were filed in the United States District Court for the Northern District of Georgia against AirGate PCS, Inc., Thomas M. Dougherty, Barbara L. Blackford, Alan B. Catherall, Credit Suisse First Boston, Lehman Brothers, UBS Warburg LLC, William Blair & Company, Thomas Wiesel Partners LLC and TD Securities. The complaints do not specify an amount or range of damages that the plaintiffs are seeking. The complaints seek class certification and allege that the prospectus used in connection with the secondary offering of Company stock by certain former iPCS shareholders on December 18, 2001 contained materially false and misleading statements and omitted material information necessary to make the statements in the prospectus not false and misleading. The alleged omissions included (i) failure to disclose that in order to complete an effective integration of iPCS, drastic changes would have to be made to the Company's distribution channels, (ii) failure to disclose that the sales force in the acquired iPCS markets would require extensive restructuring and (iii) failure to disclose that the "churn" or "turnover" rate for customers would increase as a result of an increase in the amount of sub-prime credit quality customers the Company added from its merger with iPCS. On July 15, 2002, certain plaintiffs and their counsel filed a motion seeking appointment as lead plaintiffs and lead counsel. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend against these claims. However, no assurance can be given as to the outcome of the litigation.

2002 LONG-TERM INCENTIVE PLAN

     On December 18, 2001, subject to shareholder approval, the Company's board of directors approved the AirGate PCS, Inc. 2002 Long-Term Incentive Plan (the "Plan"), which made available 1,500,000 shares of common stock. The plan was approved by shareholders and became effective on February 26, 2002. The purpose of the Plan is to promote the success and enhance the value of the Company, by linking the personal interests of employees, officers, directors and consultants of the Company or any Affiliate to those of Company stockholders and by providing such persons with an incentive for outstanding performance. The Plan is further intended to provide flexibility to the Company in its ability to motivate, attract, and retain the services of employees, officers, directors and consultants upon whose judgment, interest, and special effort the successful conduct of the Company's operation is largely dependent. Accordingly, the Plan permits the grant of incentive awards from time to time to selected employees and officers, directors and consultants of the Company or any affiliate.

      ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company's operations are exposed to interest rate risk on its senior credit facilities and any future financing requirements. The Company's fixed rate debt consists primarily of the accreted carrying value of the 1999 AirGate senior subordinated discount notes ($212.8 million at June 30, 2002) and the 2000 iPCS senior subordinated discount notes ($216.1 million at June 30, 2002). Our variable rate debt consists of borrowings made under the AirGate senior credit facility ($131.5 million at June 30, 2002) and the iPCS senior credit facility ($110.0 million at June 30, 2002). Our primary interest rate risk exposures relate to (i) the interest rate on long-term borrowings; (ii) our ability to refinance the senior subordinated discount notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

     The Company manages the interest rate risk on its outstanding long-term debt through the use of fixed and variable rate debt and the use of an interest rate cap with regard to a portion of the debt. While the Company cannot predict its ability to refinance existing debt or the impact interest rate movements will have on existing debt, the Company continues to evaluate its interest rate risk on an ongoing basis.

     The following table presents the estimated future balances of outstanding long-term debt projected at the end of each period and future required annual principal payments for each period then ended associated with the senior subordinated discount notes and senior credit facilities based on projected levels of long-term indebtedness:

                                                                     YEARS ENDING SEPTEMBER 30,
                                           2002           2003         2004          2005            2006       THEREAFTER
                                           ----           ----         ----          ----            ----       ----------
                                                                       (DOLLARS IN THOUSANDS)
1999 AirGate senior subordinated
discount notes                            $228,813     $260,630     $297,191       $297,289        $297,587            --
Fixed interest rate                           13.5%        13.5%        13.5%          13.5%           13.5%          13.5%
Principal payments                              --           --           --             --              --       $300,000

2001 iPCS senior subordinated

discount notes                            $222,896     $252,095     $285,118       $296,967        $297,165             --
Fixed interest rate                           14.0%        14.0%        14.0%          14.0%           14.0%          14.0%
Principal payments                              --           --           --             --              --       $300,000

AirGate senior credit facility            $128,500     $126,475     $117,498       $105,528         $90,083             --
Variable interest rate (1)                    5.75%        5.75%        5.75%          5.75%           5.75%          5.75%
Principal payments                              --      $ 2,025      $ 8,977       $ 11,970         $15,445        $87,083

iPCS senior credit facility               $105,500     $125,000     $115,625       $ 98,436         $70,309             --
Variable interest rate (1)                    5.75%        5.75%        5.75%          5.75%           5.75%          5.75%
Principal payments                              --           --      $ 9,375       $ 17,189         $28,127        $70,309


     (1) The interest rate on the senior credit facility equals the London Interbank Offered Rate ("LIBOR") +3.75%. LIBOR is assumed to equal 2.0% for all periods presented, which is the current LIBOR rate. A 1% increase (decrease) in the variable interest rate would result in a $2.6 million increase (decrease) in the interest expense.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In May, 2002, putative class action complaints were filed in the United States District Court for the Northern District of Georgia against AirGate PCS, Inc., Thomas M. Dougherty, Barbara L. Blackford, Alan B. Catherall, Credit Suisse First Boston, Lehman Brothers, UBS Warburg LLC, William Blair & Company, Thomas Wiesel Partners LLC and TD Securities. The complaints do not specify an amount or range of damages that the plaintiffs are seeking. The complaints seek class certification and allege that the prospectus used in connection with the secondary offering of Company stock by certain former iPCS shareholders on December 18, 2001 contained materially false and misleading statements and omitted material information necessary to make the statements in the prospectus not false and misleading. The alleged omissions included (i) failure to disclose that in order to complete an effective integration of iPCS, drastic changes would have to be made to the Company's distribution channels, (ii) failure to disclose that the sales force in the acquired iPCS markets would require extensive restructuring and (iii) failure to disclose that the "churn" or "turnover" rate for customers would increase as a result of an increase in the amount of sub-prime credit quality customers the Company added from its acquisition of iPCS. On July 15, 2002, certain plaintiffs and their counsel filed a motion seeking appointment as lead plaintiffs and lead counsel. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend against these claims. However, no assurance can be given as to the outcome of the litigation.

     From time to time, we are subject to other legal proceedings and claims in the ordinary course of business, including contract disputes and employment matters. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Omitted Pursuant to General Instruction H(1)(a) and (b).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Omitted Pursuant to General Instruction H(1)(a) and (b).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted Pursuant to General Instruction H(1)(a) and (b).

ITEM 5. OTHER INFORMATION

Execution of Limited 10b5-1 Plans

     Certain executives have initiated structured diversification plans to sell a limited portion of their AirGate stock holdings at specified prices over a fixed period. The plans, adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, are designed to avoid any real or perceived conflicts of interest that might arise from these sales due to these executives, involvement with AirGate, while enabling these executives to diversify their respective holdings. Further, the plans will help avoid an aggregation of sales of our common stock during our "trading window" periods that typically follow quarterly announcements of our earnings.

INVESTMENT CONSIDERATIONS

RISKS RELATED TO THE COMBINED COMPANY'S BUSINESS, STRATEGY AND OPERATIONS

     We have a limited operating history and we may not achieve or sustain operating profitability or positive cash flows, which may adversely affect our stock price

     AirGate and iPCS have limited operating histories. Our ability to achieve and sustain operating profitability will depend upon many factors, including our ability to market Sprint PCS products and services and manage customer turnover rates and expenses. In addition, a key factor in our operational performance after the merger depends upon our ability to manage the growth of iPCS through the completion of its network build-out and through implementing the combined company's best practices to increase market penetration in iPCS' and AirGate's current and future markets. iPCS will require additional expenditures for the continued development, construction, testing, deployment and operation of its network. These activities are expected to place demands on our managerial, operational and financial resources. If we do not achieve and maintain positive cash flows from operations when projected, our stock price may be affected.

     Our stock price may be volatile and you may not be able to sell your shares at the price you paid for them

     The market price of our common stock could be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

o    quarterly variations in our operating results;
o operating results that vary from the expectations of securities analysts and investors;
o changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
o    changes in the Company's relationship with Sprint;
o announcements by Sprint concerning developments or changes in its business, financial condition or results of operations, or in its expectations as to future financial performance;
o changes in the market perception about the prospects and results of operations and market valuations of other companies in the telecommunications industry in general and the wireless industry in particular, including Sprint and its PCS network partners and our competitors;
o announcements by Sprint or our competitors of technological innovations, new products and services or changes to existing products and services;
o    changes in law and regulation;
o announcements by third parties of significant claims or proceedings against us;
o announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and
o    general economic and competitive conditions.

     Our business and the value of your securities may be adversely affected if we fail to maintain our listing on Nasdaq.

     Nasdaq Marketplace Rules currently provide that the Nasdaq may commence delisting procedures against a company whose minimum closing bid price remains below $1.00 for thirty consecutive days. A delisting would result in a limited public market and reduced liquidity for AirGate common stock, make obtaining future financing more difficult for AirGate and could result in lower prices and larger spreads in the bid and ask prices for shares of AirGate common stock.

     If AirGate is unable to meet the Nasdaq listing requirements, it will be granted grace periods in which to comply with the requirements. If it fails to return to compliance during those grace periods, the Nasdaq will notify AirGate that its common stock will be delisted from Nasdaq. AirGate would have the right to appeal such decision, but we cannot assure you that it would be successful in the appeal.

     If AirGate common stock loses its Nasdaq National Market status, shares of AirGate common stock would likely trade in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board. Selling the common stock would be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts' and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of AirGate common stock. Such delisting from the Nasdaq National Market or further declines in AirGate's stock price could also greatly impair AirGate's ability to raise additional necessary capital through equity or debt financing and may significant increase the dilution to stockholders caused by AirGate's issuing equity in financing or other transactions.

     In addition, if AirGate common stock is not listed on the Nasdaq National Market, AirGate may become subject to Rule 15g-9 under the Securities and Exchange Act of 1934 which imposes additional sales practice requirements on broker-dealers that sell low-priced securities, referred to as "penny stocks," to persons other than established customers and institutional accredited investors. A penny stock is generally any equity security that has a market price or exercise price of less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market or the Nasdaq SmallCap Market. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell AirGate's securities and may affect the ability of holders to sell these securities in the secondary market and the price at which such holders can sell any such securities.

     The integration of AirGate and iPCS following the merger will present significant challenges that could adversely affect our results of operations

     AirGate acquired iPCS with the expectation that it would result in expanding AirGate's existing network and customer base and leveraging the best operating practices of both organizations. Achieving the benefits of the merger will depend in part on integrating the operations of the two businesses in an efficient and timely manner. We cannot assure you that this will occur. To realize the anticipated benefits of this combination, our management team must develop strategies and implement a business plan that will successfully:

o   manage our network and markets;
o maintain adequate focus on existing business and operations while working to integrate the management of the two companies;
o   combine two companies with limited operating histories;
o manage each company's cash and available credit lines for use in financing future growth and working capital needs of such company;
o   manage our marketing and sales;
o manage the transition of iPCS' senior management expertise to the combined company; and
o retain and attract key employees of the combined company during a period of transition.

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

     Future sales of shares of our common stock, including sales of shares following the expiration of `lock-up" arrangements, may negatively affect our stock price

     As a result of the merger, the former iPCS security holders received approximately 12.4 million shares of our common stock and options and warrants to purchase approximately 1.1 million shares of our common stock. The shares of common stock issued in the merger represented approximately 47.5% of our common stock, assuming the exercise of all outstanding warrants and options.

     In connection with the merger, holders of substantially all of the outstanding shares of iPCS common and preferred stock entered into "lock-up" agreements with AirGate. The lock-up agreements impose restrictions on the ability of such stockholders to sell or otherwise dispose of the shares of our common stock that they received in the merger. The lock-up period commenced on November 30, 2001 and extends for a minimum of 120 days and a maximum of 300 days after the effective time of the merger. On March 30, 2002, all of our shares held by the Blackstone Group (Blackstone) were released from the lock-up. As of June 30, 2002, 50% of the shares held by other former iPCS shareholders were released from the lock-up. The remainder of such shares will be released from the lock-up on September 26, 2002.

     We have on file an effective registration statement on Form S-4 in order to allow the former iPCS stockholders to freely resell the shares of our common stock that they received in the merger. In addition, we entered into a registration rights agreement at the effective time of the merger with some of the former iPCS stockholders. We completed an offering of 4,000,000 shares of AirGate common stock held by former iPCS stockholders on December 18, 2001. Under the terms of the registration rights agreement. Blackstone has an additional demand registration right exercisable at any time after the first anniversary of the effective time of the merger. In addition, the former iPCS stockholders, including Blackstone, have incidental registration rights pursuant to which they can, in general, include their shares of our common stock in any public registration we initiate, whether or not for sale for our own amount.

     Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

     We may experience a higher rate of customer turnover in the future compared to historical rates, which would adversely affect our financial performance

     The wireless personal communications services industry in general and Sprint in particular have experienced a higher rate of customer turnover, commonly known as churn, as compared to cellular industry averages. This churn rate has been driven higher in recent months due to the introduction of the NDASL and Clear Pay programs as described elsewhere in this report. In addition, due to significant competition in our industry and general economic conditions, among other things, our future rate of customer turnover may be higher than our historical rate. Factors, which may contribute to higher churn, include:

o inability of customers to pay which results in involuntary deactivations which accounted for 80% of our deactivations in the quarter ended June
        30, 2002;
o customer mix and credit class, particularly sub-prime credit customers which accounted for approximately 53% of our customer additions since May 2001, including those choosing NDASL and Clear Pay Programs;
o our handset return policy that allows customers to return used handsets within 14 days of purchase and receives a full refund;
o    the attractiveness of our competitors' products and services;
o    network performance;
o    customer service;
o    increased prices; and
o any future changes by us in the products and services we offer, especially to the Clear Pay Program

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

     Our allowance for doubtful accounts may not be sufficient to cover uncollectible accounts

     On an ongoing basis, we estimate the amount of customer receivables that we will not collect to reflect the expected loss on such accounts in the current period. However, our allowance for doubtful accounts may underestimate actual unpaid receivables for various reasons, including:

o    our churn rate exceeds our estimates;
o    adverse changes in the economy from our expectations; or
o    unanticipated changes in Sprint PCS' products and services.

     If our allowance for doubtful accounts is insufficient to cover losses on our receivables, our business, financial position or results of operations could be materially adversely affected.

     The loss of the officers and skilled employees who we depend upon to operate our business could adversely affect our results of operations

     Our business is managed by a small number of executive officers. We believe that our future success depends in part on our continued ability to attract and retain highly qualified technical and management personnel. We may not be successful in retaining our key personnel or in attracting and retaining other highly qualified technical and management personnel. We currently have "key man" life insurance for our chief executive officer. We do not have long-term employment or change of control agreements with any of our executive officers, and most of the stock options granted to senior management are at exercise prices above current market prices of our stock.

     Parts of our territories have limited amounts of licensed spectrum, which may adversely affect the quality of our service and our results of operations

     Sprint has licenses covering 10 MHz of spectrum in our southeast territory. While Sprint has licenses covering 30 MHz of spectrum throughout most of our midwest territory, it has licenses covering only 10 MHz or 20 MHz in parts of Illinois. As the number of customers in our territories increase, this limited amount of licensed spectrum may not be able to accommodate increases in call volume, may lead to increased dropped and blocked calls and may limit our ability to offer enhanced services, all of which could result in increased customer turnover and adversely affect our results of operations.

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

RISKS PARTICULAR TO OUR INDEBTEDNESS

     Both AirGate and iPCS have substantial debt that neither company may be able to service; a failure to service such debt may result in the lenders under such debt controlling AirGate's or iPCS' assets

     The substantial debt of AirGate and iPCS has a number of important consequences for our operations and our investors, including the following:

o each company will have to dedicate a substantial portion of any cash flow from its operations to the payment of interest on, and principal of, its debt, which will reduce funds available for other purposes;
o neither company may be able to obtain additional financing if the assumptions underlying the business plan are not correct and existing sources of funds, together with cash flow, are insufficient for capital requirements, capital expenditures, working capital requirements and other corporate purposes;
o some of each company's debt, including financing under each company's senior credit facility, will be at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates; and
o due to the liens on substantially all of each company's assets and the pledges of stock of each company's existing and future subsidiaries that secure AirGate's and iPCS' respective senior debt and senior subordinated discount notes, lenders or holders of such senior subordinated discounts may control AirGate's or iPCS' assets or the assets of the subsidiaries of either company in the event of a default.

     The ability of both AirGate and iPCS to make payments on their respective debt will depend upon each company's future operating performance which is subject to general economic and competitive conditions and to financial, business and other factors, many of which neither company can control. If the cash flow from either company's operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The credit facilities and indentures governing AirGate's and iPCS' respective debt limit our ability to take several of these actions. The failure of AirGate or iPCS to generate sufficient funds to pay its debts or to successfully undertake any of these actions could, among other things, materially adversely affect the market value of AirGate's common stock.

     If either AirGate or iPCS does not meet all of the conditions required under its respective senior secured credit facility, such company may not be able to draw down all of the funds it anticipates receiving from its senior lenders and we may not be able to fund operating losses and working capital needs

     As of June 30, 2002, AirGate had borrowed $131.5 million under its senior credit facility and iPCS had borrowed $110.0 million under its senior credit facility. The remaining $22.0 million available under AirGate's senior credit facility and the remaining $30.0 million available under iPCS' senior credit facility, a portion of which each company expects to borrow in the future, is subject to the applicable company meeting all of the conditions specified in its respective financing documents. During February 2002, the Company completed an amendment to the iPCS senior credit facility, primarily to provide additional relief under the maximum EBITDA losses covenant, which the Company anticipated not meeting in future quarters. As part of attaining this EBITDA covenant relief, performance thresholds contained in other covenants under the iPCS senior credit facility were increased, such as the minimum number of total subscribers. To satisfy the minimum subscriber covenant at September 30, 2002, iPCS must have 218,600 subscribers before the reserve for first payment default customers. At June 30, 2002, iPCS had 197,604 subscribers before the reserve for first payment default customers of 2,461. This is an increase in subscribers before first payment default customers of 20,996.

     In addition, additional borrowings are subject to specific conditions on each funding date, including the following:

o that the representations and warranties in such company's loan documents are true and correct;
o that certain of such company's financial covenant tests are satisfied, including leverage and operating performance covenants and, solely with respect to iPCS, loss covenants relating to earnings before interest, taxes, depreciation and amortization; and
o the absence of a default under such company's loan documents and its agreements with Sprint.

     If either company does not meet these conditions at each funding date, such company's senior lenders may not lend some or all of the remaining amounts under such company's senior secured credit facility. If other sources of funds are not available, neither company may be in a position to meet its operating cash needs.

     The ability of AirGate and iPCS to operate as a combined company is limited by the separate public debt indentures and senior secured credit facilities of AirGate and iPCS

     In order to assure continued compliance with the indenture governing AirGate's senior subordinated discount notes, AirGate has designated iPCS as an "unrestricted subsidiary." As a result, for purposes of their respective public debt indentures, AirGate and iPCS will operate as separate business entities. Due to restrictions in AirGate's indenture, AirGate will be unable to provide direct or indirect credit support to iPCS and will be significantly limited in its ability to maintain or preserve iPCS' financial condition or cause iPCS to achieve a specified level of operating results. Likewise, iPCS will be restricted under its debt instruments from paying dividends or freely transferring money to AirGate. These restrictions may hinder the combined company's ability to achieve the anticipated benefits of the merger, react to developments in either company's business or take advantage of business opportunities.

     The indentures and the senior secured credit facilities contain provisions and requirements that could limit our ability to pursue borrowing opportunities

     The restrictions contained in the indentures governing the AirGate and iPCS senior discount notes, and the restrictions contained in our senior secured credit facilities, may limit our ability to implement our business plans, finance future operations, respond to changing business and economic conditions, secure additional financing, if needed, and engage in opportunistic transactions. The senior secured credit facilities also restricts the ability of AirGate and iPCS and the ability of our subsidiaries and our future subsidiaries to do the following:

o  create liens;
o make certain payments, including payments of dividends and distributions in respect of capital stock;
o  consolidate, merge and sell assets;
o  engage in certain transactions with affiliates; and
o  fundamentally change our business.

     If either AirGate or iPCS fail to pay the debt under its respective senior secured credit facility, Sprint has the option of purchasing such company's loans, giving Sprint certain rights of a creditor to foreclose on such company's assets

     Sprint has contractual rights, triggered by an acceleration of the maturity of the debt under AirGate's or iPCS' respective senior secured credit facility, pursuant to which Sprint may purchase AirGate's or iPCS' obligations to its respective senior lenders and obtain the rights of a senior lender. To the extent Sprint purchases these obligations, Sprint's interests as a creditor could conflict with our interests. Sprint's rights as a senior lender would enable it to exercise rights with respect to the related company's assets and continuing relationship with Sprint in a manner not otherwise permitted under our Sprint agreements.

RISKS PARTICULAR TO OUR RELATIONSHIP WITH SPRINT

     The termination of AirGate's or iPCS' affiliation with Sprint would severely restrict our ability to conduct our business

     Neither AirGate nor iPCS own the licenses to operate their wireless network. The ability of AirGate and iPCS to offer Sprint PCS products and services and operate a PCS network is dependent on their Sprint agreements remaining in effect and not being terminated. All of our customers have purchased Sprint PCS products and services to date, and we do not anticipate any change in the future. The management agreements between Sprint and each of AirGate and iPCS are not perpetual. Sprint can choose not to renew iPCS' management agreement at the expiration of the 20-year initial term or any ten-year renewal term. AirGate's management agreement automatically renews at the expiration of the 20-year initial term for an additional 10-year period unless AirGate is in default. Sprint can choose not to renew AirGate's management agreement at the expiration of the ten-year renewal term or any subsequent ten-year renewal term. In any event, AirGate's and iPCS' management agreements terminate in 50 years.

     In addition, each of these agreements can be terminated for breach of any material term, including, among others, build-out and network operational requirements. Many of these operational and network requirements are extremely technical and detailed in nature and apply to each retail store, cell site and switch site. In addition, many of these operational and network requirements can be changed by Sprint with little notice. As a result, we may not always be in compliance with all requirements of the Sprint agreements. For example, Sprint conducts periodic audits of compliance with various aspects of its program guidelines and identifies issues it believes needs to be addressed. There may be substantial costs associated with remedying any non-compliance, and such costs may adversely affect the Company's operating results and ability to achieve free cash flow.

     AirGate and iPCS also are dependent on Sprint's ability to perform its obligations under the Sprint agreements. The non-renewal or termination of any of the Sprint agreements or the failure of Sprint to perform its obligations under the Sprint agreements would severely restrict our ability to conduct business.

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

o Sprint could price its national plans based on its own objectives and could set price levels or other terms that may not be economically sufficient for our business;
o Sprint could develop products and services or establish credit policies, such as NDASL, which could adversely affect our results of operations;
o Sprint could raise the costs to perform back office services, reduce levels of services or expenses or otherwise seek to increase expenses and other amounts charged and has sought to raise these costs in connection with the launch of 1XRTT;
o Sprint could limit our ability to develop local and other promotional plans to enable us to attract sufficient customers;
o Sprint could, subject to limitations under our Sprint agreements, alter its network and technical requirements or request that we build out additional areas within our territories, which could result in increased equipment and build-out costs;
o Sprint could make decisions which could adversely affect the Sprint and Sprint PCS brand names, products or services; and
o Sprint could decide not to renew the Sprint agreements or to no longer perform its obligations, which would severely restrict our ability to conduct business.

     The occurrence of any of the foregoing could adversely affect our relationship with customers in our territories, increase our expenses and/or decrease our revenues and have a material adverse affect on our ability to attain positive free cash flow.

     Change in Sprint PCS products and services may reduce customer additions, increase customer turnover and decrease customer credit quality

     The competitiveness of Sprint PCS products and services is a key factor in our ability to attract and retain customers, and we believe was a factor in the slowing subscriber growth in the most two recent quarters.

     Certain Sprint pricing plans, promotions and programs may result in higher levels of customer turnover and reduce the credit quality of our customer base. For example, under certain Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account-spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on all credit classes ("NDASL"). As a result, a significant amount of our new customer additions (approximately 53% since May 2001) have been under the NDASL program. On November 15, 2001, the NDASL program was replaced by the "Clear Pay program" which requires a $125 deposit requirement for the lowest credit class and featured increased back-office controls with respect to credit collection efforts. We believe these programs resulted in increased churn and an increase in sub-prime credit customers.

     The inability of Sprint to maintain high quality back office services, or our inability to use Sprints back office services and third party vendors' back office systems, could lead to customer dissatisfaction, increased churn or otherwise increase our costs

     We rely on Sprint's internal support systems, including customer care, billing and back office support. Our operations could be disrupted if Sprint is unable to maintain and expand its internal support systems in a high quality manner, or to efficiently outsource those services and systems through third party vendors. The rapid expansion of Sprint's PCS business is expected to continue to pose a significant challenge to its internal support systems. Additionally, Sprint has made reductions in its customer service support structure and may continue to do so in the future, which may have an adverse effect on our churn rate. Further, Sprint has relied on third party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. The combined company will depend on Sprint's willingness to continue to offer these services and to provide these services effectively and at competitive costs. These costs account for 43% of our operating expenses for the quarter ended June 30, 2002. Our Sprint agreements provide that, upon nine months' prior written notice, Sprint may elect to terminate any of these services. The inability of Sprint to maintain high quality back office services, or our inability to use Sprint back office services and third party vendors' back office systems, could lead to customer dissatisfaction, increase churn or otherwise increase our costs.

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

     Certain provisions of the Sprint agreements may diminish the value of AirGate's common stock and restrict the sale of our business

     Under limited circumstances and without further stockholder approval, Sprint may purchase the operating assets of AirGate or iPCS at a discount. In addition, Sprint must approve any change of control of the ownership of AirGate or iPCS and must consent to any assignment of their Sprint agreements. Sprint also has a right of first refusal if AirGate or iPCS decide to sell its operating assets to a third party. Each of AirGate and iPCS also is subject to a number of restrictions on the transfer of its business, including a prohibition on the sale of AirGate or iPCS or their operating assets to competitors of Sprint or Sprint PCS. These restrictions and other restrictions contained in the Sprint agreements could adversely affect the value of AirGate's common stock, may limit our ability to sell our business, may reduce the value a buyer would be willing to pay for our business and may reduce the "entire business value," as described in our Sprint agreements.

     We may have difficulty in obtaining an adequate supply of certain handsets from Sprint, which could adversely affect our results of operations

     We depend on our relationship with Sprint to obtain handsets, and we have agreed to purchase all of our 3G handsets from Sprint through December 31, 2004. Sprint orders handsets from various manufacturers. We could have difficulty obtaining specific types of handsets in a timely manner if:

o Sprint does not adequately project the need for handsets for itself, its Sprint PCS network partners and it's other third party distribution channels, particularly in transition to new technologies; such as "one time radio transmission technology," or "1XRTT;"
o    Sprint gives preference to other distribution channels;
o    we do not adequately project our need for handsets;
o Sprint modifies its handset logistics and delivery plan in a manner that restricts or delays our access to handsets; or
o there is an adverse development in the relationship between Sprint and its suppliers or vendors.

     The occurrence of any of the foregoing could disrupt our customer service and/or result in a decrease in our subscribers, which could adversely affect our results of operations.

We are reliant on financial information and data provided by Sprint

     The Company places significant reliance on the timeliness and accuracy of revenue and cost data related to its customer base that it receives on a monthly basis from Sprint. The Company makes significant revenue, allowance for doubtful accounts, cost of service and sales and marketing cost estimates based on data it receives from Sprint. The Company obtains assurance to the accuracy of this data through reliance on the "Statement of Attestation Services" (SAS) 70 report on Sprint's internal control processes. Errors that are not reconciled on a timely basis by Sprint could have a material adverse effect on the results of operations and cash flows of the Company.

     Non-renewal or revocation by the Federal Communications Commission of the Sprint PCS licenses would significantly harm our business

     PCS licenses are subject to renewal and revocation by the Federal Communications Commission referred to as the FCC. Sprint PCS licenses in our territories will begin to expire in 2007 but may be renewed for additional ten-year terms. There may be opposition to renewal of Sprint's PCS licenses upon their expiration, and the Sprint PCS licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. Any failure by Sprint or us to comply with these standards could cause revocation or forfeiture of the Sprint PCS licenses for our territories. If Sprint loses any of its licenses in our territory, we would be severely restricted in our ability to conduct business.

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

RISKS PARTICULAR TO OUR INDUSTRY

     Significant competition in the wireless communications services industry may result in our competitors offering new or better products and services or lower prices, which could prevent us from operating profitably

     Competition in the wireless communications industry is intense. Competition has caused, and we anticipate that competition will continue to cause, the market prices for two-way wireless products and services to decline in the future. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry.

     Our dependence on Sprint to develop competitive products and services and the requirement that we obtain Sprint's consent to sell local pricing plans and non-Sprint PCS approved equipment may limit our ability to keep pace with competitors on the introduction of new products, services and equipment. Some of our competitors are larger than us, possess greater resources and more extensive coverage areas, and may market other services, such as landline telephone service, cable television and Internet access, with their wireless communications services. Furthermore, there has been a recent trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. We expect this consolidation to lead to larger competitors over time. We may be unable to compete successfully with larger companies that have substantially greater resources or that offer more services than we do. In addition, we may be at a competitive disadvantage since we may be more highly leveraged than some of our competitors.

     Increased penetration rates could limit or decrease our rate of new customer additions

     Intense competition in the wireless communications industry could cause prices for wireless products and services to decline. If prices drop, then our rate of net customer additions will take on greater significance in improving our financial condition and results of operations. However, as our and our competitor's penetration rates in our markets increases over time, our rate of adding net customers could decrease. If this decrease were to happen, our business and financial results could be materially adversely affected.

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

     If  Sprint is unable to keep  pace  with  these  technological  changes  or changes in the wireless communications market based on the effects of consolidation from the Telecommunications Act of 1996 or from the uncertainty of future government regulation, the technology used on our network or our business strategy may become obsolete. In addition, wireless carriers are seeking to implement an upgrade to "one times radio transmission technology," or "1XRTT," as well as "third generation," or "3G," technology throughout the industry. The 3G technology promises high-speed, always-on Internet connectivity and high-quality video and audio. We cannot assure you that Sprint or the Company can implement 1XRTT or 3G technology successfully or on a cost-effective basis.

     We are a consumer business and a recession in the United States involving significantly lowered spending could negatively affect our results of operations

     Our primary customer base is individual consumers and our accounts receivable represent unsecured credit. We believe the economic downturn has had an adverse affect on our operations. In the event that the economic downturn that the United States and our territories have recently experienced becomes more pronounced or lasts longer than currently expected and spending by individual consumers drops significantly, our business may be further negatively affected.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits
99.1       Certification of Periodic Report - Chief Executive Officer
99.2       Certification of Periodic Report - Chief Financial Officer
(b)        Reports on 8-K
           None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.


                        AIRGATE PCS, INC.

               By:     /s/ Alan B. Catherall
                       ---------------------
                           Alan B. Catherall
                           Title:  Chief Financial Officer
                                   (Duly Authorized Officer, Principal Financial and Chief Accounting Officer)

       Date:  August 14, 2002

                                  EXHIBIT INDEX

Exhibit
Number     Description

(a)        Exhibits
99.1       Certification of Periodic Report - Chief Executive Officer
99.2       Certification of Periodic Report - Chief Financial Officer
(b)        Reports on 8-K
           None.