Form 10-K
period 2002-09-30
AIRGATE PCS INC /DE/
filed 2003-01-15
CIK 1086844

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                  For Annual and Transition Reports Pursuant to
                Section 13 or 15(d) of the Securities Act of 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For The Fiscal Year Ended September 30, 2002.

                                       OR


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File Number: 027455

                                   ----------

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

                                 (404) 525-7272
               Registrant's telephone number, including area code

                                   ----------

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing sale price on the Nasdaq Stock Market on March 29, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $322,982,898. (For purposes of determination of the foregoing amount, only our directors and executive officers have been deemed affiliates).

         As of December 27, 2002, there were 25,836,520 shares of common stock, $0.01 par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement to be filed within 120 days after September 30, 2002 for the Registrant's Annual Shareholder Meeting are incorporated into Part III of this Report on Form 10-K.

================================================================================

                                AIRGATE PCS, INC.

                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                                                           PAGE
   ITEM NO.                                                                                                 NO.
   --------                                                                                                 ---
   PART I ..............................................................................................     1

   ITEM 1.    Business .................................................................................     1

   ITEM 2.    Properties ...............................................................................    37

   ITEM 3.    Legal Proceedings ........................................................................    37

   ITEM 4.    Submission of Matters to a Vote of Security Holders ......................................    37

   PART II .............................................................................................    38

   ITEM 5.    Market For Registrant's Common Equity And Related Stockholder Matters ....................    38

   ITEM 6.    Selected Financial Data ..................................................................    39

   ITEM 7.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations ....    40

   ITEM 7A.   Quantitative And Qualitative Disclosures About Market Risk ...............................    60

   ITEM 8.    Financial Statements .....................................................................    60

   ITEM 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure .....    60

   PART III ............................................................................................    61

   ITEM 14.   Controls and Procedures ..................................................................    61

   PART IV .............................................................................................    62

   ITEM 15.   Financial Statements, Schedules, And Reports On Form 8-K and Exhibits ....................    62


                                     PART I

ITEM 1. Business

Special Caution Regarding Forward-Looking Statements

This annual report on Form 10-K and other documents we file with the Securities and Exchange Commission ("SEC") contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our liquidity, the wireless industry, our beliefs and our management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as "anticipate," "believe," "estimate," "expect," "goal," "intend," "plan," "project," "seek," "target," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this annual report on Form 10-K, whether as a result of new information, future events, changes in assumptions, or otherwise.

Important factors that could cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the "Risk Factors" section in this Item 1, in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

Certain Definitions

In this annual report on Form 10-K, we refer to AirGate PCS, Inc. and its subsidiaries, other than iPCS, Inc. and its subsidiaries, as "AirGate." We refer to iPCS, Inc. and its subsidiaries as "iPCS." Unless the context otherwise requires, the use of "we," "our," "us" or "the Company," refers to the combined company of AirGate and iPCS after giving effect to the merger. AirGate has three other wholly-owned subsidiaries, AGW Leasing Company, Inc., AirGate Network Services, LLC and AirGate Service Company, Inc. iPCS has two wholly-owned subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc.

"Sprint PCS" refers to Sprint Communications Company, L.P., Sprint Spectrum L.P. and WirelessCo, L.P. In this annual report on Form 10-K, we refer to Sprint Corporation and its affiliates, including Sprint PCS, as "Sprint". Statements in this report regarding Sprint are derived from information contained in our agreements with Sprint, periodic reports and other documents filed by Sprint with the Securities and Exchange Commission or press releases issued by Sprint.

                                BUSINESS OVERVIEW

Background

AirGate PCS, Inc. and its subsidiaries and predecessors were formed for the purpose of becoming a leading regional provider of wireless Personal Communication Services, or PCS. We are a network partner of Sprint PCS, a wholly owned subsidiary of Sprint Corporation, a diversified telecommunications service provider. On November 30, 2001, AirGate acquired iPCS, Inc., another Sprint network partner, by merging a wholly-owned subsidiary with and into iPCS. As required by the terms of our outstanding indebtedness, we conduct our business operations through two separate corporate entities: (i) AirGate and its wholly-owned unrestricted subsidiaries and (ii) iPCS and its wholly-owned subsidiaries.

Sprint operates a 100% digital PCS wireless network in the United States and holds the licenses to provide PCS nationwide using a single frequency band and a single technology. Sprint, directly and indirectly through network partners such as us, provides wireless services in more than 4,000 cities and communities across the country. Sprint directly operates its PCS network in major metropolitan markets throughout the United States. Sprint has also entered into independent agreements with various network partners, such as us, under which the network partners have agreed to construct and manage PCS networks in smaller metropolitan areas and along major highways.

Through AirGate's management agreement with Sprint, AirGate has the right to market and provide Sprint PCS products and services in a territory that covers almost the entire state of South Carolina, parts of North Carolina, and the eastern Georgia cities of Augusta and Savannah. AirGate's territory encompasses 21 markets and approximately 7.1 million residents. Through iPCS' management agreement with Sprint, iPCS has the right to market and provide Sprint PCS products and services in a territory that covers mid-sized cities and rural areas in parts of Illinois, Michigan, Iowa and eastern Nebraska. iPCS' territory encompasses 37 markets with approximately 7.4 million residents.

As of September 30, 2002, AirGate had 339,139 subscribers and total network coverage of approximately 5.9 million residents, representing approximately 83% of the residents in its territory. For the year ended September 30, 2002, AirGate generated revenue of approximately $313.5 million.

As of September 30, 2002, iPCS had 215,694 subscribers and total network coverage of approximately 5.6 million residents, representing approximately 76% of the residents in its territory. For the year ended September 30, 2002, iPCS generated revenue of approximately $144.1 million.

As of September 30, 2002, the combined Company had 554,833 subscribers and total network coverage of approximately 11.5 million residents, representing approximately 79% of the residents in our territories. For the year ended September 30, 2002, the Company generated revenue of approximately $456.6 million.

Current Operating Environment and its Impact on the Company

Since the beginning of the year, the wireless communications industry, as well as the Company, has experienced significant declines in per share equity prices. We believe that this decline in wireless stocks results from a weaker outlook for the wireless industry than previously expected. Reasons for a weaker operating environment include:

         o declining rates of subscriber growth in the United States as overall rates of penetration in the wireless industry approach and exceed 50%, which decline may have been exacerbated by a widespread economic slowdown;

         o concerns that these declines, coupled with intense competition among wireless service providers in the United States, will continue to lead to service offerings of increasingly large bundles of minutes at lower prices;

         o higher rates of churn resulting from intense competition and programs for sub-prime credit quality subscribers; and

         o the highly leveraged capital structures of many wireless providers and a lack of viable financing alternatives.

Our business has been and continues to be affected by these market conditions. In addition, as a result of our dependence on Sprint, AirGate and iPCS are also confronted with additional factors that have had a negative impact on our operations such as:

         o We offered a program that attracted sub-prime credit quality subscribers and contributed to high rates of churn. The introduction of this program was required under our agreements with Sprint until late February, 2002 (See "Marketing Strategy--Pricing" for a description of the program and "Sprint Relationship and Agreements");

         o Over the past year, Sprint has taken a number of actions which resulted in unanticipated charges or increases in charges to the Company. Some of these charges resulted from errors by Sprint, while others were charges to which we had little or no advance notice. The effect of these actions was to reduce our liquidity and interject a greater degree of uncertainty to our business and financial planning (See "Sprint Relationship and Agreements");

         o Our dependence on Sprint to provide customer care provides us limited tools to improve the quality of customer care, which may contribute to higher churn;

         o Because 60% of our costs of service and roaming is paid to Sprint as service, affiliation, roaming, long-distance and other fees and expenses under our agreements, our ability to control costs through our own cost cutting measures is more limited (See "Related Party Transactions--Transactions with Sprint"); and

         o        a more limited control of our own working capital.

These factors and the lack of additional sources of capital led us to revise our business plans to reflect this less-favorable operating environment.

Over the near term, we have been and are managing both AirGate and iPCS to:

         o restructure the organizations and eliminate positions to operate in the most cost efficient manner possible;

         o        significantly reduce capital expenditures;

         o        cut back on spending for advertising and promotions; and

         o restrict availability of programs for sub-prime subscribers to reduce churn and improve the credit quality of our new subscribers and our subscriber base.

Despite these measures, liquidity is an issue for iPCS in the near term. We retained Houlihan Lokey Howard & Zukin Capital to review iPCS' revised long range business plan, the strategic alternatives available to iPCS and to assist iPCS in developing and implementing a plan to improve its capital structure. Because current conditions in the capital markets make additional financing unlikely, iPCS has undertaken efforts to restructure its relationship with its secured lenders, its public noteholders and Sprint, and we have begun restructuring discussions with informal committees of these creditors. While the lenders and noteholders have expressed willingness to work with iPCS, Sprint has informed us it is unwilling to restructure its agreements with iPCS. Because of its deteriorating financial condition, it is probable that iPCS will soon be required to seek protection under the federal bankruptcy laws in an effort to effect a court-administered reorganization. Even if a cooperative restructuring is possible, it is likely that a court-administered reorganization would be a part of that process.

As a result of the industry trends discussed above and the fact that wireless industry acquisitions subsequent to the Company's acquisition of iPCS have been valued substantially lower on a price per population and price per subscriber basis, the Company believed that the fair value of iPCS and its assets had been reduced. The Company engaged a nationally recognized valuation expert on two occasions during 2002 to perform fair value assessments of iPCS and its assets. The Company recorded a goodwill impairment of approximately $261.2 million during the quarter ended March 31, 2002. In the quarter ended September 30, 2002, the Company took total impairment charges of $556.2 million associated with the impairment of goodwill, tangible and intangible assets related to iPCS (See Note 2 to the consolidated financial statements).

Because iPCS is an unrestricted subsidiary, AirGate is generally unable to provide capital or other financial support to iPCS. Further, iPCS lenders, noteholders and creditors do not have a lien on or encumbrance on assets of AirGate. We believe AirGate operations will continue independent of the outcome of the iPCS restructuring. However, it is likely that AirGate's ownership interest in iPCS will have no value after the restructuring is complete. It is also possible that AirGate will no longer provide management services to iPCS if ownership of iPCS changes. If this were to occur, AirGate would need to reduce operating costs in an amount sufficient to recover the general and administrative costs currently shared by both companies (estimated to be $4.6 million in fiscal 2003).

As described under "Liquidity and Capital Resources," as of December 30, 2002, iPCS was in default under certain covenants contained in its senior secured credit facility (the "iPCS credit facility") and indenture governing its notes (the "iPCS notes"). Because of these events of default, the senior lenders will have the ability to accelerate iPCS' payment obligations under the iPCS credit facility and the holders of iPCS notes will have the ability to accelerate iPCS' payment obligations under iPCS' indenture, after giving notice and the expiration of applicable cure periods. iPCS is working with its lenders and noteholders on a forbearance agreement, however there is no assurance that these negotiations will be successful. In any event, we anticipate that iPCS will default on certain financial covenants as of March 31, 2003 and iPCS expects to file for bankruptcy in the near term, and these events are also events of default under the iPCS credit facility.

While AirGate has also experienced a deterioration in its liquidity, it appears that it is in a better position to address the issues discussed above. It has a larger subscriber base than iPCS and, as a stand alone operation, AirGate's business is more mature. Based upon its current business plan, which continues to be revised and evaluated in light of evolving circumstances, we believe that AirGate will have sufficient funds from operations and amounts available under its senior secured credit facility (the "AirGate credit facility") to satisfy our working capital needs, capital expenditures and other liquidity requirements through fiscal 2003.

Business Strategy

Our goal is to become one of the most profitable regional wireless providers through a conservative growth strategy of adding higher credit quality subscribers with higher revenues while reducing costs. We believe the following elements are critical to enable us to achieve this goal:

         o continue to take advantage of our strategic relationship with Sprint,

         o maximize free cash flow by lowering our capital spending and operating costs,

         o reduce churn and improve the credit quality of our new subscribers,

         o work with Sprint to increase the predictability of costs and financial information, and

         o in the longer term, take advantage of the Sprint brand recognition to capitalize on new growth initiatives, including data services and wireline-to-wireless migration opportunities.

Continue to capitalize on our strategic relationship with Sprint. The underlying premise of our business plan is to continue to capitalize on our strategic relationship with Sprint. We believe this relationship provides us with a significant competitive advantage over other regional wireless providers because of Sprint's:

         o        strong brand name recognition,

         o        all-digital nationwide coverage,

         o        quality products and services,

         o        advanced technology, and

         o        established distribution channels.

Maximize free cash flow by lowering capital spending and operating costs. We believe our success will depend in large part on our ability to lower our capital spending and operating costs and be cost competitive. With the primary build-out of our network complete, we are reducing capital spending. In addition, we have already taken a number of steps to lower our sales, marketing and network service costs, including the following:

         o        reductions in discretionary spending,

         o        tightening management of vendors,

         o closely examining our spending in sales and marketing, including:

                  o a management restructuring in our retail channel and closing our least productive retail stores,

                  o a reduction in support to our indirect distribution channels to reflect reduced productivity in certain of these outlets, such as Radio Shack and Walmart,

                  o a reduction in support to our business distribution channel.

As of January 10, 2003, these measures have resulted in a reduction in work force of 106 (72 at AirGate and 34 at iPCS).

We are continuing to re-examine our business processes to identify other cost savings opportunities and gain efficiencies. We are also undertaking a review of our corporate staff functions to determine their optimal structure, both with and without a management role with respect to iPCS.

Reduce churn and improve the credit quality of our subscribers. The high costs associated with subscriber churn makes reducing churn critical to our success. Currently, rates of churn, or customer turnover, are highest among sub-prime credit quality customers. As a result, we have eliminated the program features which were most attractive to sub-prime credit quality customers (See "Marketing Strategy--Pricing" for a discussion of these programs and features). During the last half of 2002, churn also increased in our prime credit quality customer segments. The Company has implemented a customer education program with the goal of both reducing churn in all customer segments and our exposure to non-paying customers. We are also dedicating resources to identify other avenues to reduce subscriber churn.

Work with Sprint to increase the predictability and accuracy of cost and financial information. As described in more detail under "Sprint Relationship and Agreements," over the past year, Sprint has taken actions which resulted in unanticipated charges. Some of these charges resulted from errors by Sprint, while others were charges to which we had little or no advance notice. The effect of these actions were to reduce our liquidity and interject a greater degree of uncertainty to our business and financial planning. We are working with Sprint to provide greater visibility and predictability and to improve accuracy of billing and other financial information.

In the longer term, take advantage of the Sprint brand recognition to capitalize on new growth initiatives, including data services and wireline-to-wireless migration opportunities.

Data Services and PCS Vision. The development of compelling data applications will be critical to the growth in usage of wireless data network services. In the third quarter of 2002, Sprint launched PCS Vision, a third generation technology. Vision-enabled PCS devices take and receive pictures, check personal and corporate e-mail, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds that equal or exceed a home computer's dial-up connection. At the same time, Sprint began to roll out a broad portfolio of Vision-enabled devices that incorporate voice and data functionality, expanded memory, high-resolution and larger color screens that allow greater mobility, convenience and productivity. While the uptake of these services has been slower than expected, we believe PCS Vision will provide a vehicle for growth for data and wireless internet services.

Targeted Marketing. In addition to Sprint's national marketing plans, we plan to develop local plans in conjunction with Sprint to target groups who share common characteristics or have common needs in our territory.

Wireline-to-Wireless Migration Opportunities. We believe wireless will continue to grow as a substitution for wireline services. Wireless internet access, wireless local loop and other wireless applications can spur this migration and increase sales of wireless services.

Other Recent Developments

AirGate's senior secured credit facility required that AirGate deliver audited financial statements accompanied by an unqualified opinion of its independent auditors by December 30, 2002, along with certain related documents. Similarly, AirGate's discount notes (the "AirGate notes") required that AirGate deliver an audit opinion of its independent auditors, along with certain related documents, by December 30, 2002.

As described in this report under "Item 14. Controls and Procedures," we discovered inconsistencies between certain accounts receivable reports provided to us by Sprint. In early December, Sprint informed us that certain of these reports could not be relied on for financial reporting purposes. While Sprint and the Company worked diligently to resolve issues related to this discrepancy, we were unable to complete our financial statements by December 30, 2002.

Because AirGate did not deliver the required information on December 30, 2002, AirGate was in default under its credit facility and the indenture governing the AirGate notes. Under the AirGate credit facility and indenture governing the AirGate notes, the default did not constitute an event of default until the giving of notice and expiration of the applicable cure period.

On December 31, 2002, Standard & Poor's ("S&P") downgraded AirGate's corporate rating from CCC+ to CCC- and its rating of the AirGate notes from CCC- to CC. In addition, S&P downgraded iPCS' corporate rating from CCC- to CC. AirGate has also been placed on credit watch with negative implications pending the cure of the default under its credit facility and its notes.

AirGate has cured any defaults under its credit facility and indenture by delivery of the required information.

Risk Factors

We strongly encourage you to read the discussions under "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and elsewhere in this report for a discussion of factors which could cause our results to differ materially from our expectations.

Markets

We believe that connecting Sprint's existing PCS markets with our PCS markets is an important part of Sprint's on-going strategy to provide seamless, nationwide PCS service to its subscribers. We believe our combined territories, with 14.5 million residents, have attractive demographic characteristics. AirGate's territory has many vacation destinations, covers substantial highway mileage and includes a large student population, with at least 27 colleges and universities. iPCS' territory includes markets that are adjacent to several major metropolitan operational markets in the Midwestern United States, including Chicago, Detroit, Des Moines, Indianapolis, Omaha and St. Louis, and also includes a large student population, with over 90 colleges and universities. The following table sets forth the location and estimated population in each of the markets that comprise the Company's territories:

AirGate Basic Trading Areas (1)                            Population (2)
---------------------------                                ----------
Greenville-Spartanburg, SC ..............................    897,700
Savannah, GA ............................................    737,100
Charleston, SC ..........................................    686,800
Columbia, SC ............................................    657,000
Asheville-Hendersonville, NC ............................    588,700
Augusta, GA .............................................    579,400
Anderson, SC ............................................    346,600
Hickory-Lenoir-Morganton, NC ............................    331,100
Wilmington, NC ..........................................    327,600
Florence, SC ............................................    260,200
Greenville-Washington, NC ...............................    245,100
Goldsboro-Kinston, NC ...................................    232,000
Rocky Mount-Wilson, NC ..................................    217,200
Myrtle Beach, SC ........................................    186,400
New Bern, NC ............................................    174,700
Sumter, SC ..............................................    156,700
Jacksonville, NC ........................................    148,400
Orangeburg, SC ..........................................    119,600
The Outer Banks, NC (3) .................................     92,000
Roanoke Rapids, NC ......................................     76,800
Greenwood, SC ...........................................     74,400
                                                             -------

      Total .............................................  7,135,500
                                                           =========

(1)      Each of the AirGate markets contains 10 MHz of spectrum.
(2) Based on 2000 estimates compiled by Kagan's Wireless Telecom Atlas & Databook, 2001 Edition, as reported per individual basic trading area.
(3) Territory covered by our Sprint PCS management agreements do not comprise a complete basic trading area.

iPCS Basic Trading Areas                                 MHz       Population(1)
------------------------                                           ----------
Grand Rapids, MI .....................................    30        1,060,600
Saginaw-Bay City, MI .................................    30          634,100
Peoria, IL ...........................................    10          464,600
Davenport, IA and Moline, IL .........................    30          430,500
Cedar Rapids, IA .....................................    30          285,700
Springfield, IL ......................................    10          267,200
Waterloo-Cedar Falls, IA .............................    30          259,600
Omaha (Partial), NE (2) ..............................    30          248,800
Decatur-Effingham, IL ................................    10          247,600
Traverse City, MI ....................................    30          241,000
Bloomington, IL ......................................    10          234,100
Muskegon, MI .........................................    30          223,100
Champaign-Urbana, IL .................................    10          221,100
Dubuque, IA ..........................................    30          177,800
Des Moines, IA (Partial) (2) .........................    30          170,900
LaSalle-Peru-Ottawa-Streator, IL .....................    20          152,300
Grand Island-Kearney, NE .............................    30          147,100
Clinton, IA and Sterling, IL .........................    30          146,600
Burlington, IA .......................................    30          136,400
Kankakee, IL .........................................    20          135,600
Mount Pleasant, MI ...................................    30          130,700
Fort Dodge, IA .......................................    30          126,400
Iowa City, IA ........................................    30          125,400
Ottumwa, IA ..........................................    30          123,400
Mount Vernon-Centralia, IL ...........................    30          121,900
Mason City, IA .......................................    30          115,500
Danville, IL .........................................    20          110,700
Norfolk, NE ..........................................    30          110,600
Lincoln, NE (Partial) (2) ............................    30           98,300
Galesburg, IL ........................................    10           73,500
Hastings, NE .........................................    30           71,700
Jacksonville, IL .....................................    10           70,500
Matoon, IL ...........................................    10           62,600
Lansing, MI (Partial) (2) ............................    30           61,900
Marshalltown, IA .....................................    30           56,600
Battle Creek, MI (Partial) (2) .......................    30           54,600
St.  Louis, MO (Partial) (2) .........................    30           46,700
                                                                    ---------
      Total ..........................................              7,445,700
                                                                    =========

(1) Based on 2000 estimates compiled by Kagan's Wireless Telecom Atlas & Databook, 2001 Edition, as reported per individual basic trading area.
(2) Territory covered by iPCS' Sprint management agreement does not comprise a complete basic trading area.

AirGate's Sprint agreements required it to cover a specified percentage of the population at a range of coverage levels within each of the markets granted to it by those agreements by specified dates. AirGate is fully compliant with these build-out requirements. iPCS' Sprint agreements required it to launch certain markets by specified dates. We believe iPCS has satisfied these build-out requirements as of September 30, 2002. iPCS' agreement with Sprint requires iPCS to construct an additional four to five cell sites by December 31, 2004.

Products and Services

We offer Sprint PCS products and services throughout our territories. These PCS products and services are generally designed to mirror the services offered by Sprint.

100% Digital Wireless Network with Service Across the Country. Our primary service is wireless mobility coverage. As Sprint network partners, our existing PCS network is part of the largest 100% digital wireless PCS network in the United States. Subscribers in our territory may use Sprint PCS services throughout our contiguous markets and seamlessly throughout the Sprint PCS network.

PCS Vision Service. In the third calendar quarter of 2002, Sprint launched PCS Vision, a third generation technology. Vision-enabled PCS devices take and receive pictures, check personal and corporate e-mail, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds that equal or exceed a home computer's dial-up connection. At the same time, Sprint began to roll out a broad portfolio of Vision-enabled devices that incorporate voice and data functionality, expanded memory, high-resolution and larger color screens that allow greater mobility, convenience and productivity. The Company supports and offers PCS Vision services and phones in the majority of its territories.

Wireless Internet Access. Wireless Internet access is available through both the new PCS Vision service and PCS Vision-enabled phones as well as the Sprint Wireless Web and other data capable PCS phones. PCS subscribers with web browser-enabled phones have the ability to receive information such as stock prices, airline schedules, sports scores and weather updates directly on their handsets. Subscribers with PCS Vision phones can browse full color, graphic versions of popular web sites. Those subscribers with other browser-enabled phones are able to browse specially designated text based sites.

CDMA and Dual Band/Dual Mode Handsets. We offer code division multiple access, or CDMA, digital technology handsets. These handsets range from full-featured models with special features such as Palm OS and built-in digital cameras to models with voice only capability. The phones can weigh as little as 2.65 ounces and can have standby times surpassing 300 hours. We offer dual band/dual mode handsets that allow subscribers to make and receive calls on both PCS and cellular frequency bands and both digital or analog technology.

Sprint and Non-Sprint Roaming. We provide roaming services to Sprint PCS subscribers that use a portion of our PCS network, and to non-Sprint subscribers when they use a portion of our PCS network pursuant to roaming agreements between Sprint and other wireless service providers. Sprint and other wireless service providers supply similar services to our subscribers when our subscribers use a portion of their networks.

Marketing Strategy

Our marketing and sales strategy generally uses the national advertising and marketing programs that have been developed by Sprint. We enhance the Sprint marketing strategy with strategies and tactics we have tailored to our specific markets.

Use Sprint's brand equity and marketing. We feature exclusively and prominently the nationally recognized Sprint brand in our marketing effort. From our subscribers' point of view, they use our network and the PCS national network seamlessly as a unified nationwide network.

Pricing. Our use of the Sprint national pricing strategy offers our subscribers simple, easy-to-understand service plans. Sprint's pricing plans are typically structured with monthly recurring charges, large local calling areas, bundles of minutes and service features such as voicemail, caller ID, call waiting, call forwarding and three-way calling. We also feature Sprint Free and Clear plans, which offer simple, affordable plans for consumer and business subscribers, and include long distance calling from anywhere on the Sprint PCS nationwide network.

A significant pricing plan for the Company is the Clear Pay program and its predecessors, the Account Spending Limit ("ASL") and no-deposit ASL ("NDASL") programs. Under these programs, subscribers who did not meet certain credit criteria could qualify for our digital wireless services. Subscribers were classified into prime and sub-prime credit quality, with those in the sub-prime category further designated into credit classes. Under the ASL program, sub-prime credit quality subscribers could select any plan offered subject to an account spending limit. Prior to May 2001, all of these subscribers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the NDASL program eliminated the deposit requirement on all credit classes. In November 2001, the NDASL program was replaced with a substantially similar program known as Clear Pay. The primary difference between the two programs was the re-introduction of a deposit requirement in the lowest credit class and an increased emphasis on collection processes. In late February 2002, the Clear Pay II Program replaced the Clear Pay Program for new subscribers in select PCS network partner markets, including the Company's territories. The Clear Pay II Program reinstates a $125 deposit for all sub-prime quality subscribers. A further, recent enhancement to the Clear Pay II Program requires a $250 deposit from those sub-prime subscribers in the lowest credit class. Although iPCS removed these deposit requirements in its territory for all sub-prime credit quality subscribers except for the lowest credit class at certain times between June 2002 and November 2002, the Clear Pay II Program and its deposit requirements are currently in effect in most of AirGate's and iPCS' respective markets. As a result, sub-prime credit quality subscribers accounted for 55% of our gross subscriber additions since the introduction of the NDASL program in May, 2001 and as of September 30, 2002, sub-prime credit quality subscribers accounted for 36% of AirGate subscribers and 35% of iPCS subscribers, or 35% of the combined Company subscribers.

Local focus. Our local focus enables us to supplement Sprint's marketing strategies with our own strategy and tactics tailored to each of our specific markets. This focus can include local advertising, sponsorships and distribution. We also enhance our local focus with specific service plans called Area-wide Plans. These plans are designed for our territories to create a more competitive product to those offered by other regional or local providers.

Advertising and promotions. Sprint uses national as well as regional television, radio, print, outdoor and other advertising campaigns to promote its products. We benefit from this national advertising in our territory at no additional cost to us. Sprint also runs numerous promotional campaigns that provide subscribers with benefits such as additional features at the same rate, free minutes of use for limited time periods or special prices on handsets and other accessories.

Sponsorships. Sprint sponsors numerous national, regional and local events. These sponsorships provide Sprint with brand name and product recognition in high profile events, create a forum for sales and promotional events and enhance our promotional efforts in our territory.

Sales and Distribution

Our agreements with Sprint require us to use Sprint's and our own sales and distribution channels in our territories. Key elements of our sales and distribution plan consist of the following:

Sprint stores. AirGate currently operates 38 and iPCS currently operates 27 retail Sprint stores within its territory. These stores are located in metropolitan markets within our territories, providing us with a local presence and visibility. These stores have been designed to facilitate retail sales, bill collection and subscriber service.

Sprint store within a Radio Shack store. Sprint has an arrangement with RadioShack to install a "store within a store." Currently, RadioShack has 102 stores in AirGate's territory and 92 stores in iPCS' territory that are authorized to offer Sprint PCS products and services to potential subscribers.

Other national third-party retail stores. In addition to RadioShack, we benefit from the sales and distribution agreements established by Sprint with other national retailers, which currently include Best Buy, Circuit City, Staples, Target, Office Max, Wal-Mart, Office Depot and Ritz Camera. These retailers and others have approximately 243 retail stores in AirGate's territory and 218 retail stores in iPCS' territory.

Local third-party retail stores. We benefit from the sales and distribution agreements that we enter into with local retailers in our territory. We have entered into sales and distribution agreements related to approximately 47 local stores in AirGate's territory and 139 local stores in iPCS' territory.

National accounts and direct selling. We participate in Sprint's national accounts program. Sprint has a national accounts team which focuses on the corporate headquarters of large companies. Our direct sales force targets the employees of these companies in our territories and cultivates other local business subscribers. In addition, once a Sprint national account manager reaches an agreement with any company headquartered outside of our territory, we service the offices and subscribers of that company located in our territory.

Sprint Distribution Channels. Sprint directly controls various distribution channels that sell Sprint PCS products and services in our markets. These channels with significant activity in our markets include: Sprint Inbound Telemarketing, Sprint web-based electronic commerce, Sprint Local Telephone Division Retail, and Sprint Local Telephone Division Telemarketing. In addition to these channels, Sprint's retail and business sales activities often have some incidental overflow into our markets.

For the twelve months ended September 30, 2002, the following table sets forth the percentage of gross activations that certain of our distribution channels generated for each of AirGate and iPCS:

                                                    iPCS           AirGate
                                                    ----           -------
          Retail Sprint Stores                        32%              33%
          RadioShack                                  14               23
          Other National Third-Party                  15               11
          Local Third-Party                           26                7
          National Accounts                            3               10
          Sprint                                      10               16
                                                    -----          ------
                                                    100%             100%

Suppliers and Equipment Vendors

We do not manufacture any of the handsets or network equipment we use in our operations. We purchase our network equipment and handsets pursuant to various Sprint vendor arrangements that provide us with volume discounts. These discounts have significantly reduced the overall capital required to build our network.

Under such arrangements, AirGate currently purchases its network equipment from Lucent Technologies, Inc. ("Lucent") and iPCS currently purchases its network equipment from Lucent and Nortel Networks, Inc. In addition, we currently purchase our handsets directly from Sprint and our accessories from Sprint and certain other third-party vendors. Our agreements with Sprint require us to pay Sprint $4.00 for each 3G handset that we purchase either directly from Sprint or from a Sprint authorized distributor. We agreed to pay this fee starting with purchases on July 1, 2002 and ending on the earlier of December 31, 2004 or the date on which the cumulative 3G handset fees received by Sprint from all Sprint network partners equal $25,000,000. We further agreed to purchase 3G handsets only from Sprint or a Sprint authorized distributor during this period.

Seasonality

Our business is subject to seasonality because the wireless industry is heavily dependent on fourth calendar quarter results. Among other things, the industry relies on higher subscriber additions and handset sales in the fourth calendar quarter when compared to the other three calendar quarters. A number of factors contribute to this trend, including: the increasing use of retail distribution, which is heavily dependent upon the year-end holiday shopping season; the timing of new product and service announcements and introductions; competitive pricing pressures; and aggressive marketing and promotions. The increased level of activity requires a greater use of our available financial resources during this period. We expect, however, that fourth calendar quarter seasonality will have less impact in the future.

Employees and Labor Relations

As of September 30, 2002, AirGate and iPCS employed approximately 650 and 325 full-time employees, respectively. Of these, the service company formed to provide management services to AirGate and iPCS leases approximately 150 employees from AirGate and 40 employees from iPCS. None of our employees are represented by a labor union. We believe that we have good relations with our employees.

Competition

Competition in the wireless communications industry is intense. We operate in highly competitive markets, particularly in the southeast. In our territories, we compete with national and regional cellular, PCS and other wireless providers. We believe that our primary competition is with Verizon Wireless, Nextel, Cingular Wireless, AT&T Wireless and its affiliates, Alltel and US Cellular. These wireless service providers offer services that are generally comparable to our PCS service. Most of our competitors have financial resources and subscriber bases greater than ours.

Many of our competitors have access to more licensed spectrum than the 10 MHz licensed to Sprint in AirGate's territory and the 10 MHz or 20 MHz licensed to Sprint in parts of iPCS' territory. In addition, certain of our competitors may be able to offer coverage in areas not served by our PCS network, or, because of their calling volumes or their affiliations with, or ownership of, wireless providers, may be able to offer roaming rates that are lower than those we offer. PCS providers compete with us in providing some or all of the services available through the Sprint PCS network and may provide services that we do not. Additionally, we expect that existing cellular providers, some of whom have been operational for a number of years and have significantly greater financial and technical resources and subscriber bases than us, will continue to upgrade their systems to provide digital wireless communication services competitive with Sprint.

Our ability to compete effectively with these other providers will depend on a number of factors, including:

         o the continued success of CDMA technology in providing competitive call clarity and quality;

         o our ability to provide quality network service in a limited capital environment;

         o        the competitiveness of Sprint's pricing plans;

         o our spending on marketing and promotions compared to our competitors;

         o        liquidity and capital resources;

         o our ability to upgrade our networks to accommodate new technologies;

         o the continued expansion and improvement of the Sprint PCS nationwide network;

         o        the quality of Sprint customer care systems; and

         o        our selection of handset options.

Our ability to compete successfully will also depend, in part, on the ability of Sprint and us to anticipate and respond to various competitive factors affecting the industry, including:

         o        new services that may be introduced;

         o        changes in consumer preferences;

         o        demographic trends;

         o        economic conditions; and

         o        discount pricing strategies by competitors.

                               NETWORK OPERATIONS

General

The effective operation of our portions of the Sprint PCS network require:

         o        public switched and long distance interconnection;

         o        the implementation of roaming arrangements; and

         o        the development of network monitoring systems.

We utilize Sprint's Network Operations Control Center for around-the-clock monitoring as well as our own switching centers' capabilities for our network base stations and switches.

Sprint developed the initial plan for the build-out of our Sprint networks. We have further enhanced this plan to provide better coverage for our territories. Pursuant to our network operations strategy, we have provided PCS service to the largest communities in our markets and have covered interstates and primary roads connecting these communities to each other and to the adjacent major markets owned and operated by Sprint.

As of September 30, 2002, AirGate's network consisted of four switches located at two switch centers and approximately 802 operating cell sites, and iPCS' network consisted of three switches located at three switch centers and approximately 633 operating cell sites. A switching center serves several purposes, including routing calls, managing call handoff, managing access to the public telephone network and providing access to voice mail. 99% of AirGate's and 86% of iPCS' operating cell sites are co-located. Co-location describes the strategy of leasing available space on a tower or cell site owned by another company rather than building and owning the tower or cell site directly.

Our networks connect to the public telephone network through local exchange carriers, which facilitate the origination and termination of traffic between our networks and both local exchange and long distance carriers. Through our management agreements with Sprint, we have the benefit of Sprint-negotiated interconnection agreements with local exchange carriers.

Under our management agreements with Sprint, we are required to use Sprint for long distance services and Sprint provides us with preferred rates for these services. Backhaul services are provided by other third-party vendors. These services carry traffic from our cell sites and local points of interconnection to our switching facilities.

                                   TECHNOLOGY

General

In 1993, the FCC allocated the 1900 MHz frequency block of the radio spectrum for wireless PCS Systems. PCS networks operate at a higher frequency and employ more advanced digital technology than traditional analog cellular telephone service. The enhanced capacity of digital systems, along with enhancements in digital protocols, allows digital-based wireless technologies, whether using PCS or cellular frequencies, to offer new and enhanced services, including greater call privacy and more robust data transmission, such as facsimile, electronic mail and connecting notebook computers with computer/data networks.

Presently, wireless PCS systems operate under one of three principal air interface protocols: CDMA, time division multiple access (TDMA) or global system for mobile communications (GSM). Wireless PCS operators in the United States now have dual-mode or tri-mode handsets available so that their customers can operate on different networks that employ different protocols.

CDMA Technology

Sprint's network and Sprint's network partners' networks all use CDMA technology. CDMA technology is fundamental to accomplishing our business objective of providing high volume, high quality airtime at a low cost. We believe that CDMA provides important system performance benefits. CDMA systems offer more powerful error correction, less susceptibility to fading and reduced interference than analog systems. Using enhanced voice coding techniques, CDMA systems achieve voice quality that is comparable to that of the typical wireline telephone. This CDMA vocoder technology also employs adaptive equalization, which filters out annoying background noise more effectively than existing wireline, analog cellular or other digital PCS phones. CDMA technology also allows a greater number of calls within one allocated frequency and reuses the entire frequency spectrum in each cell. In addition, CDMA technology combines a coding scheme with a low power signal to enhance security and privacy. As a subscriber travels from one cell site to another cell site, the call must be "handed off" to the second cell site. CDMA systems transfer calls throughout the network using a technique referred to as soft hand-off, which connects a mobile subscriber's call with a new cell site while maintaining a connection with the cell site currently in use.

CDMA offers a cost effective migration to the next generation of wireless services. CDMA standards and products currently in place will allow existing CDMA networks to be upgraded in a cost efficient manner to the next generation of wireless technology. As of September 30, 2002, we have upgraded our network to the next generation of technology known as "one times radio transmission technology" or "1XRTT." This technology offers data speeds of up to 144 kilobits per second, voice capacity improvements of over 50% and improved battery life in the handset. Further standards are being developed for CDMA that will offer data speeds in excess of 2,000 kilo bits per second and additional improvements in voice capacity.

Research and Development

We currently do not conduct our own research and development. Instead we benefit from Sprint's and our vendors' extensive research and development effort, which provides us with access to new technological products and enhanced service features without significant research and development expenditures of our own.

We have been provided prompt access to any developments produced by Sprint for use in our network. We believe that new features and services will be developed for the Sprint PCS network to take advantage of CDMA technology. We may be required to incur additional expenses in modifying our network to provide these additional features and services.

Intellectual Property

Other than our corporate names, we do not own any intellectual property that is material to our business. "Sprint," the Sprint diamond design logo, "Sprint PCS," "Sprint Personal Communication Services," "The Clear Alternative to Cellular" and "Experience the Clear Alternative to Cellular Today" are service marks registered with the United States Patent and Trademark Office and owned by Sprint or its affiliates. Pursuant to our management agreements with Sprint, we have the right to use, royalty-free, the Sprint and Sprint PCS brand names and the Sprint diamond design logo and certain other service marks of Sprint in connection with marketing, offering and providing licensed services to end-users and resellers, solely within our territories.

Except in certain instances, Sprint has agreed not to grant to any other person a right or license to provide or resell, or act as agent for any person offering, licensed services under the licensed marks in our territories, except as to Sprint's marketing to national accounts and the limited right of resellers of Sprint to inform their subscribers of handset operation on the Sprint PCS network. In all other instances, Sprint has reserved for itself and its network partners the right to use the licensed marks in providing its services, subject to its exclusivity obligations described above, whether within or without our territories.

Our agreements with Sprint contain numerous restrictions with respect to the use and modification of any of the licensed marks.

                       SPRINT RELATIONSHIP AND AGREEMENTS

The following includes a summary of the material terms and provisions of each of AirGate's and iPCS' separate Sprint agreements and the consent and agreements modifying the Sprint management agreements. The Sprint agreements and consent and agreements have been filed by each of AirGate and iPCS, as applicable, as exhibits to certain of their respective filings with the SEC. AirGate and iPCS urge you to carefully review the Sprint agreements and the consent and agreements.

Overview of Sprint Relationship and Agreements

Under their respective long-term agreements with Sprint, AirGate and iPCS market PCS products and services under the Sprint brand names in their territories. The agreements with Sprint require AirGate and iPCS to build-out their systems, platforms, products and services to seamlessly interface with the Sprint PCS wireless network. The Sprint agreements also give AirGate and iPCS access to Sprint's equipment discounts, roaming revenue from Sprint PCS and its PCS network partner subscribers traveling into our territory, and various other back office services. AirGate's and iPCS' relationship and agreements with Sprint provide strategic advantages, including avoiding the need to fund up-front spectrum acquisition costs and the costs of establishing billing and other subscriber services infrastructure. The Sprint agreements have an initial term of 20 years with three 10-year renewals which can lengthen the contracts to a total term of 50 years. AirGate's Sprint agreements will automatically renew for the first 10-year renewal period unless AirGate is in material default on its obligations under the agreements. The Sprint agreements will automatically renew for two additional 10-year terms (and three additional 10-year terms in the case of iPCS) unless either AirGate or iPCS on the one hand, or Sprint on the other hand, provides the other with two years prior written notice to terminate the agreements.

Each of AirGate and iPCS has four major agreements with Sprint:

         o        the management agreement;

         o        the services agreements; and

         o        two separate trademark and service mark license agreements.

In addition, Sprint has entered into a consent and agreement with each of AirGate and iPCS that modifies the respective management agreements for the benefit of the lenders under AirGate's senior secured credit facility, in the case of AirGate, and for the benefit of the lenders under iPCS' senior secured credit facility, in the case of iPCS.

Dependence on Sprint

Approximately 60% of cost of service and roaming in our consolidated financial statements relate to charges from Sprint for its affiliation fee, roaming, long-distance, services provided such as billing, collections and customer care, pass-through and other fees and expenses (See "Related Party Transactions - Transactions with Sprint"). In addition, because Sprint provides billing and collection services for the Company, approximately 96% of our revenues are remitted to us by Sprint. As a result, we are dependent on Sprint to perform its obligations under its agreements with us, including payment of collected revenues, and on financial information provided by Sprint.

In addition, over the past year, our dependence on Sprint has interjected a greater degree of uncertainty to our business and financial planning. During this time:

         o we agreed to a new $4 logistics fee for each 3G enabled handset to avoid a prolonged dispute over certain charges for which Sprint sought reimbursement;

         o Sprint PCS sought to recoup $4.9 million in long-distance access revenues previously paid by Sprint PCS to the Company, of which $3.9 million related to AirGate and $1.0 million related to iPCS (See "Legal Proceedings" herein);

         o Sprint sought to charge in excess of $15 per month per 3G subscriber in 2002 (declining in 2003 and beyond) to reimburse Sprint for its 3G related expenses;

         o Sprint informed the Company on December 23, 2002 that it had miscalculated software maintenance fees for 2002 and future years, which would result in an annualized increase of $2.0 million if owed by the Company;

         o Sprint notified the Company that it intends to reduce the reciprocal roaming rate charged by Sprint and its network partners for use of our respective networks from $0.10 per minute of use to $0.058 per minute of use in 2003 (see "Sprint Agreements - The Management Agreement - Service pricing, roaming and fees" herein).

We have questioned whether certain of these charges and actions are appropriate and authorized under our Sprint agreements. We plan to work with Sprint to increase the predictability of fees, charges and revenues and to resolve open issues. We expect that it will take time to resolve these issues, and the ultimate outcome is uncertain. See "Risk Factors - Risks Particular to Our Relationship with Sprint."

Some of these items arose because of errors made by Sprint in billing the Company. As described herein under "Item 14. Controls and Procedures," we discovered that certain information previously provided to us by Sprint regarding our subscriber accounts receivable balances was not reliable for financial reporting purposes. We plan to strengthen our internal systems for verifying information provided by Sprint and to work cooperatively with Sprint to improve the accuracy of information we receive from Sprint for our financial reporting purposes.

The Management Agreements

Under AirGate's and iPCS' management agreements with Sprint, AirGate and iPCS have each agreed to:

         o construct and manage a network in its territory in compliance with Sprint's PCS licenses and the terms of the management agreement;

         o distribute during the term of the management agreement Sprint PCS products and services;

         o use Sprint's and its own distribution channels in its territory;

         o        conduct advertising and promotion activities in its territory;
                  and

         o manage that portion of Sprint's subscriber base assigned to its territory.

Exclusivity. AirGate and iPCS are designated as the only person or entity that can manage or operate a PCS network for Sprint in their respective territories. Sprint is prohibited from owning, operating, building or managing another wireless mobility communications network in AirGate's or iPCS' territories while their respective management agreements are in place and no event has occurred that would permit the agreements to terminate. Under the iPCS agreement, a wireless mobility communications network is defined as one operating in the 1900 MHz spectrum. The AirGate agreement does not limit the definition of a wireless mobility communications network to a specific spectrum. Sprint is permitted under the agreements to make national sales to companies in the covered territories and, as required by the FCC, to permit resale of the Sprint PCS products and services in the covered territory.

Network build-out. The management agreements each specify the terms of the Sprint affiliation, including the required network build-out plan.

         a) AirGate: AirGate agreed to cover a specified percentage of the population at coverage levels ranging from 39% to 86% within each of the 21 markets which make up its territory by specified dates. AirGate has satisfied these network build-out requirements. AirGate has agreed to operate its PCS network, if technically feasible and commercially reasonable, to provide for a seamless handoff of a call initiated in its territory to a neighboring Sprint PCS network. If Sprint decides to expand coverage within AirGate's territory, Sprint must provide AirGate with written notice of the proposed expansion. AirGate has 90 days to determine whether AirGate will build out the proposed area. If AirGate does not exercise this right, Sprint can build out the territory or permit another third-party to do so. Any new area that Sprint or a third-party builds out is removed from AirGate's territory.

         b) iPCS: iPCS agreed to launch certain markets by specified dates. iPCS has satisfied these network build-out requirements. The management agreement also requires iPCS to reimburse Sprint for 50% of the microwave clearing cost for all of its territory except Champaign, Illinois, where iPCS is required to reimburse Sprint 100% of the microwave clearing costs. iPCS has agreed to operate its PCS network, if technically feasible and commercially reasonable, to provide for a seamless handoff of a call initiated in its territory to a neighboring Sprint PCS network. Sprint can decide to expand the coverage requirements of its territory by providing iPCS with written notice as long as the expanded coverage requirements are for proposed areas in which a tower would cover at least 10,000 residents. iPCS has 90 days after receiving notice from Sprint to determine whether it will build-out the proposed area. If iPCS does not exercise this right, Sprint can build out the territory or permit another third-party to do so. Any new area that Sprint or a third-party builds out is removed from iPCS' territory.

Products and services. The respective management agreements identify the products and services that AirGate and iPCS can offer in their respective territories. AirGate and iPCS may offer non-Sprint PCS products and services in their respective territories under limited circumstances and with Sprint's concurrence. Neither company may offer products and services that are confusingly similar to Sprint PCS products and services. AirGate and iPCS may cross-sell services such as Internet access, subscriber premises equipment and prepaid phone cards with Sprint and other Sprint network partners. If AirGate or iPCS decide to use third parties to provide these services, AirGate and iPCS must give Sprint an opportunity to provide the services on the same terms and conditions. AirGate and iPCS cannot offer wireless local loop services specifically designed for the competitive local exchange market in areas where Sprint owns the local exchange carrier without Sprint's consent, unless AirGate or iPCS, as the case may be, name the Sprint-owned local exchange carrier as the exclusive distributor.

AirGate and iPCS are required to participate in the Sprint sales programs for national sales to subscribers, and to pay the expenses related to sales from national accounts located in their respective territories.

Long distance service. AirGate and iPCS must use Sprint's long distance service which AirGate and iPCS can buy at the best prices offered to comparably situated Sprint customers, plus an additional administrative fee. Sprint has a right of last offer to provide backhaul and transport services.

Service pricing, roaming and fees. AirGate and iPCS must each offer Sprint subscriber pricing plans designated for regional or national offerings. AirGate and iPCS are to be paid 92% of collected revenues received by Sprint for Sprint PCS products and services from subscribers in their respective territories. Collected revenues exclude, among other things, outbound roaming revenues and related charges, roaming revenues from Sprint PCS and its PCS network partner subscribers, sales of handsets and accessories, proceeds from sales not in the ordinary course of business and amounts collected with respect to taxes. Except in the case of taxes, AirGate and iPCS retains 100% of these revenues. Although many Sprint subscribers purchase a bundled pricing plan that allows roaming anywhere on Sprint's and its network partners' networks without incremental roaming charges, AirGate and iPCS earn roaming revenues from every minute that a Sprint subscriber from outside the AirGate or iPCS territory is carried on their respective PCS networks. AirGate and iPCS earn revenues from Sprint based on an established per minute rate for Sprint's subscribers roaming in their territory. Similarly, AirGate and iPCS pay for every minute subscribers from their respective territories use the Sprint PCS nationwide network outside such territories. On April 27, 2001, AirGate and Sprint announced an agreement in principle to reduce the reciprocal roaming rate exchanged between Sprint and AirGate for PCS subscribers who roam into the other party's, or another network partner's, territory. The rate was reduced from $0.20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. iPCS and Sprint had an agreement which fixed the reciprocal roaming rate exchanged between Sprint and iPCS for subscribers who roam into the other party's, or another network partner's, territory at $0.20 per minute of use through December 31, 2001. Under the agreement in principle, the roaming rate for both AirGate and iPCS with respect to calendar year 2002 is $0.10 per minute. The Company has been notified by Sprint that it intends to decrease the reciprocal roaming rate to $0.058 per minute in 2003.

On August 2, 2002, we entered into an agreement with Sprint, pursuant to which we agreed to pay Sprint an additional $4.00 logistics fee for each 3G handset that we purchased either directly from Sprint or from a Sprint authorized distributor. We agreed to pay this fee starting with purchases on July 1, 2002 and ending on the earlier of December 31, 2004 or the date on which the cumulative 3G handset fees received by Sprint from all Sprint network partners equal $25,000,000. We further agreed to purchase 3G handsets only from Sprint or a Sprint authorized distributor during this period.

Advertising and promotions. Sprint is responsible for all national advertising and promotion of the Sprint PCS products and services. AirGate and iPCS are responsible for advertising and promotion in their respective territories, including a portion of the cost of any promotion or advertising done by any third-party retailers in its territory pursuant to cooperative advertising agreements with Sprint based on per unit handset sales.

Program requirements. AirGate and iPCS are required to comply with Sprint's program requirements for technical standards, subscriber service standards, national and regional distribution and national accounts programs. Sprint can adjust the program requirements from time to time under the conditions provided in the management agreements. AirGate and iPCS each have the right to appeal Sprint's adjustments to the program requirements, if the adjustment: (1) causes AirGate or iPCS, as the case may be, to spend more than 5% of the sum of the applicable company's equity and long term debt, or (2) causes AirGate's or iPCS' operating expenses to increase by more than 10% on a net present value basis. If Sprint denies the company's appeal, then such company has 10 days after the denial to submit the matter to arbitration. If the company does not submit the matter to arbitration within the 10-day period or comply with the program adjustment, Sprint has the termination rights described below.

Non-competition. AirGate and iPCS may not offer Sprint PCS products and services outside their respective territories without the prior written approval of Sprint. Within their respective territories, AirGate and iPCS may offer, market or promote telecommunications products and services only under the Sprint brands, their own brands, brands of related parties of theirs or other products and services approved under the management agreements, except that no brand of a significant competitor of Sprint or its related parties may be used for those products and services. To the extent AirGate and iPCS have or obtain licenses to provide PCS services outside their respective territories, neither AirGate nor iPCS may use the spectrum to offer Sprint PCS products and services without prior written consent from Sprint.

Inability to use non-Sprint brand. AirGate and iPCS may not market, promote, advertise, distribute, lease or sell any of the Sprint PCS products and services on a non-branded, "private label" basis or under any brand, trademark or trade name other than the Sprint brand, except for sales to resellers approved by Sprint or required by law or as otherwise permitted under the trademark and service mark license agreements.

Rights of first refusal. Sprint has certain rights of first refusal to buy AirGate's and iPCS' assets upon a proposed sale of all or substantially all of their respective assets.

Termination of management agreements. Each management agreement can be terminated as a result of:

         o termination of Sprint's PCS licenses in the related company's territory;

         o failure by a party to pay any amount due under the management agreement or any other agreement between the parties or their respective related parties;

         o any other uncured breach under the related management agreement;

         o        bankruptcy of a party to the related management agreement;

         o subject to the limitations in the related management agreement, such management agreement not complying with any applicable law in any material respect; or

         o the termination of either of the related trademark and service mark license agreements.

The termination or non-renewal of the management agreements triggers certain of AirGate's and iPCS' rights, as applicable, and those of Sprint.

If AirGate or iPCS has the right to terminate its management agreement because of an event of termination caused by Sprint, generally the affected party may:

         o require Sprint to purchase all of its operating assets used in connection with its PCS networks for an amount equal to at least 80% of its entire business value as described below (88% in the case of AirGate, unless Sprint becomes the licensee for 20 MHz of spectrum in AirGate's territory);

         o if Sprint is the licensee for 20 MHz or more of the spectrum on the date AirGate terminates the management agreement (or in the case of iPCS, the date the management agreement was executed), require Sprint to sell to AirGate or iPCS, as applicable, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or (2) 9% of its entire business value; or

         o sue Sprint for damages or submit the matter to arbitration and not terminate the related management agreement.

If Sprint has the right to terminate a management agreement because of an event of termination caused by AirGate or iPCS, as the case may be, generally Sprint may:

         o require the defaulting party to sell its operating assets to Sprint for an amount equal to 72% of its entire business value;

         o require the defaulting party to purchase, subject to governmental approval, the licensed spectrum in its territory for an amount equal to the greater of (1) the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or (2) 10% of its entire business value;

         o take any action as Sprint deems necessary to cure the defaulting party's breach of its management agreement, including assuming responsibility for, and operating, the related PCS network; or

         o sue the defaulting party for damages or submit the matter to arbitration and not terminate the related management agreement.

Non-renewal. If Sprint gives either AirGate or iPCS timely notice that it does not intend to renew such company's management agreement, AirGate or iPCS, as the case may be, may:

         o require Sprint to purchase all of its operating assets used in connection with the PCS network for an amount equal to at least 80% of its entire business value (88% in the case of AirGate, unless Sprint becomes the licensee for 20 MHz of spectrum in AirGate's territory); or

         o if Sprint is the licensee for 20 MHz or more of the spectrum on the date AirGate terminates the management agreement (or in the case of iPCS, the date the management agreement is executed), require Sprint to assign to it, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or (2) 10% of its entire business value.

If AirGate or iPCS gives Sprint timely notice of non-renewal of the related management agreement, or such company and Sprint both give notice of non-renewal, or the related management agreement can be terminated for failure to comply with legal requirements or regulatory considerations, Sprint may:

         o purchase all of the related company's operating assets for an amount equal to 80% of its entire business value; or

         o require the related company to purchase, subject to governmental approval, the licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or
                  (2) 10% of its entire business value.

Determination of Entire Business Value. If the entire business value is to be determined, AirGate or iPCS, as the case may be, and Sprint will each select one independent appraiser and the two appraisers will select a third appraiser. The three appraisers will determine the entire business value on a going concern basis using the following guidelines:

         o the entire business value is based on the price a willing buyer would pay a willing seller for the entire on-going business;

         o then-current customary means of valuing a wireless telecommunications business will be used;

         o the business is conducted under the Sprint brands and the related Sprint agreements;

         o that the related company owns the spectrum and frequencies presently owned by Sprint and subject to the related Sprint agreements; and

         o the valuation will not include any value for businesses not directly related to the Sprint PCS products and services, and such businesses will not be included in the sale.

The rights and remedies of Sprint outlined in the respective management agreements resulting from an event of termination of the management agreement have been materially amended by the related consent and agreement as discussed below. However, until such time that there is no outstanding debt under the related consent and agreement, such amendments to the rights and remedies of Sprint reflected in the related consent and agreement will not be in effect.

Insurance. AirGate and iPCS are each required to obtain and maintain with financially reputable insurers, who are licensed to do business in all jurisdictions where any work is performed under the related management agreement and who are reasonably acceptable to Sprint, workers' compensation insurance, commercial general liability insurance, business automobile insurance, umbrella excess liability insurance and "all risk" property insurance.

Indemnification. AirGate and iPCS have each agreed to indemnify Sprint and its directors, employees and agents and related parties of Sprint and their directors, employees and agents against any and all claims against any of the foregoing arising from such company's violation of any law, a breach by such company of any representation, warranty or covenant contained in their respective management agreement or any other agreement between AirGate, iPCS or either of their related parties and Sprint, such company's ownership of the operating assets or the actions or the failure to act of anyone employed or hired by such company in the performance of any work under the related management agreement, except AirGate and iPCS will not indemnify Sprint for any claims arising solely from the negligence or willful misconduct of Sprint. Sprint has agreed to indemnify AirGate and iPCS, as the case may be, and their directors, employees and agents against all claims against any of the foregoing arising from Sprint's violation of any law and from Sprint's breach of any representation, warranty or covenant contained in the related management agreement or any other agreement between Sprint and its related parties and AirGate and iPCS or their related parties, except Sprint will not indemnify AirGate or iPCS for any claims arising solely from AirGate's or iPCS' negligence or willful misconduct.

The Services Agreements

The respective services agreements outline various back office services provided by Sprint and available to each of AirGate and iPCS at rates established by Sprint. Sprint can change any or all of the service rates one time in each 12-month period. Some of the available services include: billing, subscriber care, activation, credit checks, handset logistics, home locator record, voice mail, prepaid services, directory assistance, operator services, roaming fees, roaming clearinghouse fees, interconnect fees and inter-service area fees. Sprint may contract with third parties to provide expertise and services identical or similar to those to be made available or provided to AirGate and iPCS. AirGate and iPCS have agreed not to use the services received under their respective services agreement in connection with any other business or outside their respective territories. AirGate and iPCS may discontinue use of selected services upon three months' prior written notice. Sprint may discontinue a service upon nine months' prior written notice. The services agreements automatically terminate upon termination of the applicable management agreement. The services agreements may not be terminated for any reason other than the termination of the applicable management agreement.

AirGate or iPCS on the one hand and Sprint on the other hand have each agreed to indemnify each other as well as officers, directors, employees and certain other related parties and their officers, directors and employees for violations of law or the services agreement except for any liabilities resulting from the indemnitee's negligence or willful misconduct. The services agreement also provides that no party to the agreement will be liable to the other party for special, indirect, incidental, exemplary, consequential or punitive damages, or loss of profits arising from the relationship of the parties or the conduct of business under, or breach of, the services agreement except as may otherwise be required by the indemnification provisions.

The Trademark and Service Mark License Agreements

Both AirGate and iPCS have non-transferable, royalty-free licenses to use the following trademarks and service marks of Sprint: "Sprint," together with the related "Diamond" logo, "Sprint PCS" and "Sprint Personal Communications Services." In addition, we have licenses to use the following trademarks and service marks of Sprint: "The Clear Alternative to Cellular," "Experience the Clear Alternative to Cellular Today," and such other marks as may be adopted in the future. AirGate and iPCS believe that the Sprint brand names and symbols enjoy a very high degree of awareness, providing AirGate and iPCS an immediate benefit in the market place. AirGate's and iPCS' use of the licensed marks is subject to their adherence to quality standards determined by Sprint and use of the licensed marks in a manner which would not reflect adversely on the image of quality symbolized by the licensed marks. AirGate and iPCS have agreed to promptly notify Sprint of any infringement of any of the licensed marks within their respective territories of which AirGate and iPCS become aware and to provide assistance to Sprint in connection with Sprint's enforcement of its respective rights. AirGate and iPCS have agreed with Sprint to indemnify each other for losses incurred in connection with a material breach of the trademark license agreements. In addition, AirGate and iPCS have agreed to indemnify Sprint from any loss suffered by reason of its use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint PCS products and services other than losses arising solely out of its use of the licensed marks in compliance with certain guidelines.

Sprint can terminate the trademark and service mark license agreements if AirGate or iPCS, as the case may be, file for bankruptcy, materially breach the agreement or its management agreement is terminated. AirGate and iPCS can terminate their respective trademark and service mark license agreements upon Sprint's abandonment of the licensed marks or if Sprint files for bankruptcy, or the related management agreement is terminated.

Consents and Agreements in Connection with the Senior Credit Facilities

Sprint has entered into a consent and agreement with the administrative agent under AirGate's credit facility, which AirGate has acknowledged, that modifies Sprint's rights and remedies under AirGate's management agreement for the benefit of the senior lenders and any refinancing of AirGate's credit facility. Lehman Commercial Paper, Inc., a subsidiary of Lehman Brothers, Inc., is the administrative agent under AirGate's credit facility.

Similarly, Sprint has entered into a consent and agreement with the administrative agent under the iPCS credit facility, which has been acknowledged by iPCS, and modifies Sprint's rights and remedies under iPCS' management agreement, for the benefit of the existing and future holders of indebtedness under iPCS' credit facility, and any refinancing thereof. Toronto Dominion (Texas), Inc. is the administrative agent under iPCS' credit facility.

The consent and agreement of one party and the rights and obligations of the parties thereunder, including its lenders, are independent of the consent and agreement of the other party and the rights and obligations of the parties under its consent and agreement.

Each consent generally provides, among other things, the following:

         o Sprint's consent to the pledge of the respective company's subsidiary stock and the grant of a security interest in all of the respective company's assets including the Sprint agreements of such party;

         o that the respective company's Sprint agreements may not be terminated by Sprint until the respective credit facility is satisfied in full pursuant to the terms of the respective consent, unless AirGate's or iPCS' assets, including stock or equity interests, as the case may be, are sold to a purchaser who does not continue to operate such business as a Sprint PCS network, which sale is at the discretion of the applicable administrative agent;

         o a prohibition on competing Sprint PCS networks in AirGate's or iPCS' territory;

         o for Sprint to maintain 10 MHz of PCS spectrum in all of either AirGate's or iPCS' markets;

         o for redirection of payments from Sprint to the applicable administrative agent under specified circumstances;

         o for Sprint and the applicable administrative agent to provide to each other notices of default;

         o the ability to appoint an interim replacement, including Sprint, to operate AirGate's or iPCS', as applicable, PCS network under such party's Sprint agreements after an event of default of the respective credit facility or an event of termination under the respective Sprint agreements;

         o the ability of the applicable administrative agent or Sprint to assign the Sprint agreements and sell AirGate's or iPCS' respective assets or the equity interests of iPCS' operating subsidiaries, as the case may be, to a qualified purchaser other than a major competitor of Sprint;

         o the ability to purchase spectrum from Sprint and sell AirGate's or iPCS' respective assets to any qualified purchaser; and

         o the ability of Sprint to purchase AirGate's or iPCS' respective assets or debt.

Consent to security interest and pledge of stock. Sprint has consented to the grant of a first priority security interest in and lien on all of the applicable party's assets and property, including such party's Sprint agreements and the capital stock and equity interests of the applicable party's subsidiaries and future subsidiaries.

Agreement not to terminate Sprint agreements until the obligations under related financings are repaid. Sprint has agreed not to exercise its rights or remedies under the respective Sprint agreements, except its right to cure certain defaults, including its right to terminate the applicable Sprint agreements and withhold payments, other than rights of setoff, until the respective financing is satisfied in full pursuant to the terms of the respective consent. Sprint has also agreed that until such obligations are satisfied, a failure to pay any amount by any related party of AirGate or iPCS, as applicable, under any agreement with Sprint or with any of Sprint's related parties (other than AirGate's or iPCS' respective Sprint agreements) would not constitute a default under AirGate's or iPCS' respective management agreement.

No competition until obligations under the credit facilities are repaid. Sprint has agreed that it will not permit any person other than AirGate or iPCS, as applicable, or a successor manager to be a manager or operator for Sprint in AirGate's or iPCS' applicable territories, until that company's credit facility is satisfied in full pursuant to the terms of that company's consent. Consistent with the management agreements, while the applicable credit facility is outstanding, Sprint can sell PCS services through its national accounts, permit resellers and build new geographical areas within AirGate's or iPCS', as applicable, territory for which the respective company has chosen not to exercise its rights of first refusal. Similarly, Sprint has agreed that it will not own, operate, build or manage another wireless mobility communications network in AirGate's or iPCS', as applicable, territory unless it is permitted under the applicable management agreement or such management agreement is terminated in accordance with the applicable consent, and, in each case, the applicable credit facility is satisfied in full pursuant to the terms of the applicable consent.

Maintain 10 MHz of spectrum. Sprint has agreed to own at least 10 MHz of PCS spectrum in each of AirGate's and iPCS' territories until the first of the following events occurs:

         o the obligations under the applicable credit facility is satisfied in full pursuant to the terms of AirGate's or iPCS' respective consent;

         o the sale of spectrum is completed under the applicable consent, as discussed below;

         o the sale of operating assets is completed under the applicable consent, as discussed below; or

         o the termination of AirGate's or iPCS', as applicable, management agreement.

Restrictions on assignment and change of control do not apply to lenders and the administrative agent. Sprint has agreed not to apply the restrictions on assignment of the Sprint agreements and changes in control of AirGate's or iPCS' ownership to the lenders under the credit facilities or the administrative agents. The assignment and change of control provisions in the Sprint agreements will apply if the assignment or change of control is to someone other than the applicable administrative agent or a lender under the credit facilities, or is not permitted under the consents.

Redirection of payments from Sprint PCS to the applicable administrative agent. Sprint has agreed to make all payments due from Sprint to AirGate or iPCS under the respective Sprint agreements directly to the applicable administrative agent if such administrative agent provides Sprint with notice that an event of default has occurred and is continuing under the applicable credit facility. Payments to such administrative agent would cease upon the cure of the event of default.

Notice of defaults. Sprint has agreed to provide to the applicable administrative agent a copy of any written notice it sends to either AirGate or iPCS regarding an event of termination or an event that if not cured, or if notice is provided, would be an event of termination under the applicable Sprint agreements. Sprint also has acknowledged that an event of termination under the Sprint agreements constitutes an event of default under the credit facilities. The administrative agents have agreed to provide Sprint a copy of any written notice sent to either AirGate or iPCS, as applicable, regarding an event of default or default under the respective credit facility instruments.

Right to cure. Sprint and the respective applicable administrative agents have the right, but not the obligation, to cure a default under the respective Sprint agreements. During the first six months as interim manager Sprint's right to reimbursement of any expenses incurred in connection with the cure are subordinated to the satisfaction in full, pursuant to the terms of the consents, of the obligations under the applicable credit facility.

Modification of termination rights. The consents modify the rights and remedies under the management agreements provided in an event of termination and grant the providers of the credit facilities certain rights in the event of a default under the instruments governing the applicable senior debt. The rights and remedies of the administrative agent under each credit facility vary based on whether AirGate or iPCS, as applicable, has:

         o defaulted under its debt obligations but no event of termination has occurred under its respective management agreement; or

         o        breached its respective management agreement.

Each consent generally permits the appointment of a person to run AirGate's or iPCS' business, as the case may be, under its Sprint agreements on an interim basis and establishes a process for sale of such business. The person designated to operate such business on an interim basis is permitted to collect a reasonable management fee. If Sprint or a related party is the interim operator, the amount of the fee is not to exceed the amount of direct expenses of its employees to operate such business plus out-of-pocket expenses. Sprint shall collect its fee by setoff against the amounts owed to the defaulting party under its Sprint agreements. In the event of an acceleration of obligations under the applicable credit facility and for up to two years thereafter, Sprint may retain only one-half of the 8% of collected revenues that it would otherwise be entitled to retain under the defaulting party's Sprint agreements. Sprint may retain the full 8% after the first anniversary of the date of acceleration if Sprint has not been appointed to run such business on an interim basis or earlier if such business is sold to a third-party, or after the second anniversary if Sprint is running such business. The defaulting party or the applicable administrative agent, as the case may be, is entitled to receive the remaining one-half of the collected revenues that Sprint would otherwise have retained. The amount advanced to the defaulting party or the applicable administrative agent is to be evidenced by an interest-bearing promissory note. The promissory note will mature on the earlier of (1) the date on which a successor manager is qualified and assumes the defaulting party's rights and obligations, as the case may be, under its Sprint agreements or (2) the date on which such company's operating assets or equity are purchased by a third-party.

Default under the credit facility without a management agreement breach. If AirGate defaults on its obligations under its credit facility and there is no existing default under its management agreement with Sprint, Sprint has agreed to permit the administrative agent to elect to take any of the following actions:

         o allow AirGate to continue to operate its business under its Sprint agreements;

         o        appoint Sprint to operate such business on an interim basis;
                  or

         o appoint a person other than Sprint to operate such business on an interim basis.

If iPCS defaults on its obligations under its credit facility and there is no existing default under its management agreement with Sprint, Sprint has agreed to permit the administrative agent to elect to take any of the following actions:

         o allow iPCS to continue to operate its business under its Sprint agreements;

         o after an acceleration of the debt payment or in the event iPCS is in bankruptcy, appoint Sprint to operate such business on an interim basis; or

         o after an acceleration of the debt payment or in the event iPCS is in bankruptcy, appoint a person other than Sprint to operate such business on an interim basis.

Appointment of Sprint or third-party designee by applicable administrative agent to operate business. If an applicable administrative agent appoints Sprint to operate AirGate's or iPCS', as applicable, business, Sprint must accept the appointment within 14 days or designate to operate such business another person who also is a network partner of Sprint or is acceptable to such administrative agent. Sprint or its designated person must agree to operate the business for up to six months. At the end of the six months, the period may be extended by such administrative agent for an additional six months or an additional 12 months if the aggregate population served by all of Sprint's network partners is less than 40 million. If the term is extended beyond the initial six-month period, each administrative agent has agreed that Sprint or its designated person's right to be reimbursed by the defaulting party for amounts previously expended and to be incurred as interim manager to cure a default up to an aggregate amount that is equal to 5% of the sum of the defaulting party's stockholders' equity value plus the outstanding amount of the defaulting party's long term debt will no longer be subordinated to the defaulting party's obligations under our senior credit facility. Sprint or its designated person is not required to incur expenses beyond this 5% limit. At the end of the initial six-month interim term, the applicable administrative agent has the right to appoint a successor to the defaulting party subject to the requirements described below.

Appointment of third-party by administrative agent to operate business. If an administrative agent appoints a person other than Sprint to operate a defaulting party's business on an interim basis, the third-party must:

         o agree to serve for six months unless terminated by Sprint for cause or such administrative agent in its discretion;

         o meet the requirements for a successor to an affiliate and not be challenged by Sprint for failing to meet these requirements within 20 days after the administrative agent provides Sprint with information on the third-party; and

         o agree to comply with the terms of the applicable Sprint agreements.

The third-party is required to operate the Sprint network in the defaulting party's territory but is not required to assume its existing liabilities. If the third-party materially breaches the defaulting party's Sprint agreements, this breach will be treated as an event of default under the related management agreement with Sprint.

Management agreement breach. If AirGate or iPCS breaches its Sprint agreements and such breach causes a default under such company's respective credit facility, Sprint has the right to designate who will operate the business of the defaulting party on an interim basis. Sprint has the right to:

         o allow the defaulting party to continue to operate such business under its Sprint agreements if approved by its administrative agent;

         o        operate such business on an interim basis; or

         o appoint a person other than Sprint that is acceptable to the applicable administrative agent, which acceptance cannot be unreasonably withheld and must be given for another Sprint network partner, to operate such business on an interim basis.

When a debt default is caused by a breach of AirGate's or iPCS' management agreement with Sprint, the applicable administrative agent only has a right to designate who will operate such business on an interim basis if Sprint elects not to operate such business or designate a third-party to operate such business on an interim basis.

Election of Sprint to serve as interim manager or designate a third-party to operate business. If Sprint elects to operate such business on an interim basis or designate a third-party to operate such business on an interim basis, Sprint or the third-party may operate such business for up to six months at the discretion of Sprint. At the end of the six months, the period may be extended for an additional six months or an additional 12 months if the aggregate population served by AirGate and iPCS and all other network partners of Sprint is less than 40 million. If the term is extended beyond the initial six-month period, each administrative agent has agreed that Sprint or its designee's right to be reimbursed by the defaulting party for amounts previously expended and to be incurred as interim manager to cure a default up to an aggregate amount that is equal to 5% of the sum of the defaulting party's stockholder's equity value plus the outstanding amount of such company's long term debt will no longer be subordinated by the defaulting party's obligations under the senior credit facility. Sprint or its third-party designee is not required to incur expenses beyond this 5% limit. At the end of the initial six-month interim term, Sprint, subject to the approval of the applicable administrative agent, has the right to appoint a successor interim manager to operate such business.

Appointment of third-party by administrative agent to operate business. If Sprint gives the applicable administrative agent notice of a breach of AirGate's or iPCS' management agreement, the debt repayment is accelerated, and Sprint does not agree to operate such business or is unable to find a designee, such administrative agent may designate a third-party to operate such business. Such administrative agent has this same right if Sprint or the third-party designated by Sprint resigns and is not replaced within 30 days. The third-party selected by such administrative agent must:

         o agree to serve for six months unless terminated by Sprint for cause or by such administrative agent;

         o meet the requirements for a successor to a network partner and not be challenged by Sprint for failing to meet the requirements within 20 days after such administrative agent provides Sprint with information on the third-party; and

         o agree to comply with the terms of the applicable Sprint agreements.

The third-party may continue to operate the business after the six month period at the applicable administrative agent's discretion, so long as the third-party continues to satisfy the requirements to be a successor to a network partner and is in material compliance with the terms or the applicable Sprint agreements. The third-party is required to operate the Sprint PCS network in the defaulting party's territory, but is not required to assume such company's existing liabilities.

Purchase and sale of operating assets. Each of the consents establishes a process for the sale of either AirGate's or iPCS' operating assets, as the case may be, in the event of a default and acceleration under the applicable credit facility. AirGate's stockholders have approved the sale of its operating assets pursuant to the terms of AirGate's consent.

Sprint's right to purchase on acceleration of amounts outstanding under the respective credit facility. Subject to the requirements of applicable law, Sprint has the right to purchase AirGate's or iPCS' operating assets, as applicable, upon notice of an acceleration of the respective senior credit facility under the following terms:

         o in addition to the purchase price requirements of the respective management agreement, the purchase price must include the payment or assumption in full, pursuant to the terms of the respective consent, of the respective credit facility;

         o Sprint must notify the applicable administrative agent of its intention to exercise the purchase right within 60 days of receipt of the notice of acceleration;

         o such administrative agent is prohibited for a period of at least 120 days after the acceleration or until Sprint rescinds its intention to purchase from enforcing its security interest if Sprint has given notice of its intention to exercise the purchase right;

         o if the defaulting party receives a written offer that is acceptable to such company to purchase its operating assets within a specified period after the acceleration, Sprint has the right to purchase, subject to the administrative agent's consent, such operating assets on terms and conditions at least as favorable to such company as the offer such company receives. Sprint must agree to purchase the operating assets within 14 business days of its receipt of the offer, on acceptable conditions, and in an amount of time acceptable to such company; and

         o upon completion of the sale to Sprint, such administrative agent must release the security interests upon satisfaction in full pursuant to the terms of the respective consent of the obligations under the respective credit facility.

If the applicable administrative agent acquires the defaulting party's operating assets, Sprint has the right for 60 days to notify such administrative agent that it wants to purchase such operating assets for an amount not less than the sum of the aggregate amount paid by the lenders under the related credit facility for such operating assets plus an aggregate amount sufficient to satisfy in full the obligations under such credit facility pursuant to the terms of the respective company's consent. If Sprint purchases such operating assets under these provisions, the administrative agent must release the security interests securing such senior credit facility. In the event that a bankruptcy petition is filed by or with respect to AirGate or iPCS, Sprint has the right to purchase the defaulting party's operating assets from the applicable administrative agent by repaying the obligations in full. Such right may be exercised by giving the administrative agent notice of Sprint's intent to exercise such purchase right no later than 60 days following the date of filing of the bankruptcy petition.

If such administrative agent receives an offer to purchase the operating assets of the defaulting party, Sprint has the right to purchase the operating assets on terms and conditions at least as favorable as the terms and conditions in the proposed offer within 14 days of Sprint's receipt of notice of the offer, and so long as the conditions of Sprint's offer and the amount of time to complete the purchase is acceptable to the administrative agent.

Sale of operating assets to third parties. If Sprint does not purchase the operating assets, following an acceleration of the obligations under the related senior credit facility, the applicable administrative agent may sell the operating assets of the defaulting party. Subject to the requirements of applicable law, such administrative agent has two options:

         o to sell the assets to an entity that meets the requirements to be a successor under the related Sprint agreements; or

         o to sell the assets to any third-party, subject to specified conditions.

Sale of assets to qualified successor. Subject to the requirements of applicable law, the related administrative agent may sell the operating assets and assign the agreements to entities that meet the following requirements to succeed the defaulting party:

         o the person has not materially breached a material agreement with Sprint or its related parties that has resulted in the exercise of a termination right or in the initiation of judicial or arbitration proceedings during the past three years;

         o        the person is not named by Sprint as a prohibited successor;

         o the person has reasonably demonstrated its credit worthiness and can demonstrate the ability to service the indebtedness and meet the requirements of the related build-out plan; and

         o the person agrees to be bound by the applicable Sprint agreements.

Such administrative agent is required to provide Sprint with information necessary to determine if a buyer meets the requirements to succeed the defaulting party. Sprint has 20 days after its receipt of this information to object to the qualifications of the buyer to succeed the defaulting party. If Sprint does not object to the buyer's qualifications, subject to the requirements of applicable law, the buyer can purchase the assets and assume our rights and responsibilities under the related Sprint agreements. The consents will remain in full force and effect for the benefit of the buyer and its lenders. The buyer also has a period to cure any defaults under the applicable Sprint agreements.

Sale of assets to non-successor. Subject to the requirements of applicable law, the related administrative agent may sell a defaulting party's assets to a party that does not meet the requirements to succeed the defaulting party. If such a sale is made:

         o        Sprint may terminate the related Sprint agreements;

         o the buyer may purchase from Sprint 5, 7.5 or 10 MHz of the PCS spectrum licensed to Sprint in AirGate's or iPCS' territory under specified terms, as the case may be;

         o if the buyer controls, is controlled by or is under common control with an entity that owns a license to provide wireless service to at least 50% of the population in a basic trading area where the buyer proposes to purchase the spectrum from Sprint, the buyer may only buy 5MHz of spectrum;

         o the price to purchase the spectrum is equal to the sum of the original cost of the license to Sprint pro rated on a population and a spectrum basis, plus the cost paid by Sprint for microwave clearing in the spectrum ultimately acquired by the buyer of the defaulting party's assets and the amount of carrying costs attributable to the license and microwave clearing costs from the date of the appropriate consent until the closing of the sale, based on a rate of 12% per annum;

         o the buyer will receive from Sprint the subscribers with the MIN assigned to the market area covered by the purchased spectrum except for subscribers of national accounts and resellers;

         o with limited exceptions, Sprint will not solicit for six months the subscribers transferred to the buyer with the MIN assigned to the market area;

         o the buyer and Sprint will enter into a mutual roaming agreement with prices equal to the lesser of the most favored pricing provided by buyer to third parties roaming in the geographic area and the national average paid by Sprint to third parties; and

         o Sprint will have the right to resell the buyer's wireless services at most favored nations pricing.

Right to purchase debt obligations. Following an acceleration under the applicable senior credit facility and until the 60-day anniversary of the filing of a petition of bankruptcy, Sprint has the right to purchase AirGate's or iPCS' obligations under such credit facility, as the case may be, at a purchase price equal to the amount of the obligations under such credit facility. In the event that Sprint purchases the obligations within 60 days following the earlier of acceleration or the date of the filing of a bankruptcy petition, the purchase price for the obligations will be reduced by accrued interest and any fees and expenses that are unreasonable.

Modification and amendment of consent. If Sprint modifies or amends the form of consent and agreement it enters into with a lender to another Sprint network partner that serves an area with population exceeding 5.0 million, then Sprint agrees to give the administrative agents written notice of the amendments and to amend the consents in the same manner at the applicable administrative agent's request; provided, however, that Sprint is not required to amend the consents to:

         o incorporate selected changes designated by such administrative agent unless Sprint consents to making only the selected changes; or

         o incorporate changes made for the benefit of a lender because of circumstances related to a particular Sprint network partner other than AirGate or iPCS.

The following circumstances would not be considered related to a particular Sprint network partner and, subject to the provisions described in the preceding sentence, could result in amendment of the consents (if the 5.0 million population threshold is met as described above):

         o any form of recourse to Sprint or similar form of credit enhancement;

         o any change in Sprint's right to purchase our operating assets or capital stock, as applicable, under the management agreement or Sprint's right to purchase the obligations under the credit facilities;

         o any change to the right of AirGate or iPCS or the right of the related administrative agent or the lenders under the related credit facilities to sell the collateral or purchase spectrum from Sprint;

         o any change in the ownership status, terms of usage or the amount of spectrum that may be purchased by AirGate or iPCS from Sprint;

         o any material change in the flow of certain revenues between Sprint and AirGate or iPCS;

         o any changes to the obligations required to be assumed by, or qualifications for, or appointment of, anyone other than AirGate or iPCS who can be appointed to operate such business on an interim basis under such management agreement or purchase such business and continue to operate under such management agreement;

         o any changes to the consent and agreements terms on confidentiality, non-compete or eligible buyers of the business;

         o        any clarifications of FCC compliance issues;

         o        any issuance of legal opinions; and

         o        any changes to the requirements described in this section.

Termination of consents. The consents will terminate upon the first to occur of:

         o repayment in full of all obligations under the applicable credit facility and termination of such credit facility; and

         o        termination of the applicable Sprint agreements.


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

The FCC has promulgated, and is in the process of promulgating and revising, a series of rules, regulations and policies that affect our operations. Penalties for violating the FCC's rules and policies can range from monetary forfeitures to license revocation or non-renewal of licenses. The FCC Title II regulations applicable to our wireless operations include, among other things:

         o requirements and standards, discussed further below, for the interconnection of PCS networks with other wireless and wireline carriers;

         o requirements to provide service upon reasonable request and prohibitions on unjust or unreasonable discrimination by carriers between similarly situated subscribers and the charging of unreasonable or unjust rates; and

         o requirements to pay access charges, universal service funding (as discussed below), and other regulatory and non-regulatory fees and charges.

We do not hold any radio licenses, but rather operate using spectrum licensed to Sprint under the Sprint management agreements. Nonetheless, we are subject to, or impacted by, a number of additional regulations and requirements under Title III of the Communications Act, as amended. These requirements include, among other things:

         o requirements in most cases to obtain prior consent before the assignment and/or transfer of control of a PCS license, as discussed below;

         o limitations on the extent of non-U.S. ownership of radio licenses and the qualifications of holders of radio licenses; and

         o requirements for compliance of antenna sites with the National Environmental Policy Act of 1969, including restrictions on emissions of radio frequency radiation, as well as requirements on the marking and lighting of antenna structures, and related notifications to the Federal Aviation Administration, for certain antenna sites.

Furthermore, our operations are also subject to CMRS and service specific regulation by the FCC. CMRS regulations include, among other things:

         o limitations on having attributable interests (usually 20% or greater) in broadband PCS, cellular and specialized mobile radio service, or SMR, spectrum totaling more than 55 MHz in a given market (while these limitations will expire on January 1, 2003, the FCC will consider competitive factors when licensees seek to aggregate large amounts of spectrum in an area);

         o requirements for carriers to provide access to 9-1-1 services from mobile handsets, including handsets of users who are not subscribers of such carrier, and for the network to provide enhanced location and other mobile identification information to public safety answering points, as discussed below;

         o requirements to comply with the Communications Assistance to Law Enforcement Act, commonly known as CALEA, including the dedication of capacity and provision of access points for law enforcement agencies to facilitate wiretaps and intercepts with valid authority; and

         o rules requiring implementation by November 24, 2003 of local number portability, including the ability to deliver calls from the company's networks to ported numbers anywhere in the country, and to contribute to the Local Number Portability Fund.

The FCC has divided the 120 MHz of spectrum allocated to broadband PCS into six frequency blocks, A through F. Through Sprint, we operate under blocks B, D and
E. PCS specific regulations that affect our operations include, among other things:

         o presumptions regarding the grant or denial of PCS license renewals, as discussed below;

         o rules governing the height, power and physical emissions characteristics of PCS transmitters;

         o rules, discussed further below, requiring service providers to meet specific coverage benchmarks by the end of the fifth year from being licensed and, in some cases, by the end of the license term;

         o rules to allow broadband PCS licensees to partition their market areas and/or to disaggregate their assigned spectrum and to transfer partial market areas or spectrum assignments to eligible third parties; and

         o rules requiring PCS providers to relocate, or otherwise compensate, incumbent microwave users (or share in the relocation costs, if the microwave user has already relocated) in the band if the deployment of PCS would interfere with the microwave user's system.

Interconnection

The FCC has the authority to order interconnection between CMRS providers (which includes us) and any other common carrier. The FCC has ordered local exchange carriers to provide reciprocal compensation to CMRS providers for the termination of traffic. Under these new rules, we benefit from interconnection agreements negotiated by Sprint for AirGate's network with BellSouth and Verizon and for iPCS' network with Qwest, SBC and Ameritech, and for both networks with several smaller independent local exchange carriers. Interconnection agreements are negotiated on a statewide basis. If an agreement cannot be reached, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval.

Universal Service Requirements

The FCC and the states are required to establish a universal service program to ensure that affordable, quality telecommunications services are available to all residents of the United States of America. Sprint PCS is required to contribute to the federal universal service program as well as existing state programs. The FCC has determined that the contribution to the federal universal service program is a variable percentage of interstate end-user telecommunications revenues and was approximately 6.8% for the first quarter of 2002, rising to approximately 7.3% for the second through fourth quarters of 2002. Although many states are likely to adopt a similar assessment methodology for intrastate revenues, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules. At the present time it is not possible to predict the extent of our total federal and state universal service assessments or our ability to recover costs associated with the universal service fund.

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

Enhanced 911

In June 1996, the FCC adopted rules requiring broadband PCS and other CMRS providers to implement Phase I enhanced emergency 911 calling capabilities by October 1, 2001 to requesting public safety answering points. In addition, the FCC has required implementation of Phase II enhanced 911 capabilities by October 1, 2002, including the ability to provide automatic location identification (or
ALI) of subscribers by latitude and longitude with a specified accuracy. Sprint PCS has obtained waivers of the relevant ALI enhanced 911 requirements based on a modified deployment plan, which includes a number of interim benchmarks and other conditions, and would provide for completing Phase II enhanced 911 deployment by 2005.

Communications Assistance for Law Enforcement Act

CALEA was enacted in 1994 to preserve electronic surveillance capabilities by law enforcement officials in the face of rapidly changing telecommunications technology. CALEA requires telecommunications carriers, including us, to modify their equipment, facilities, and services to allow for authorized electronic surveillance based on either industry or FCC standards. Following adoption of interim standards and a lengthy rulemaking proceeding, including an appeal and remand proceeding, as of June 30, 2002, all carriers were required to be in compliance with the CALEA requirements. The Company is currently in compliance with the CALEA requirements.

PCS License Renewal

PCS licensees can renew their licenses for additional 10 year terms. PCS renewal applications are not subject to auctions. However, under the FCC's rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing. The FCC's rules afford PCS renewal applicants involved in comparative renewal hearings with a "renewal expectancy." The renewal expectancy is the most important comparative factor in a comparative renewal hearing and is applicable if the PCS renewal applicant has:

         o        provided "substantial service" during its license term; and

         o substantially complied with all applicable laws and FCC rules and policies.

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

Other Federal Regulations

Wireless systems, which we use in the provision of services, must comply with certain FCC and FAA regulations regarding the siting, marking, lighting and construction of transmitter towers and antennas. The FCC also requires that aggregate radio wave emissions from every site location meet certain standards. Although we believe that our existing network meets these standards, a site audit may reveal the need to reduce or modify emissions at one or more sites. This would increase our costs and could have a material adverse affect on our operations. In addition, these regulations will also affect site selection for new network build-outs and may increase the costs of improving our network. The increased costs and delays from these regulations may have a material adverse affect on our operations. In addition, the FCC's decision to license a proposed tower may be subject to environmental review pursuant to the National Environmental Policy Act of 1969, or NEPA, which requires federal agencies to evaluate the environmental impacts of their decisions under certain circumstances. FCC regulations implementing NEPA place responsibility on each applicant to investigate any potential environmental effects, including health effects relating to radio frequency emissions, of a proposed operation and to disclose any significant effects on the environment to the agency prior to commencing construction. In the event that the FCC determines that a proposed tower would have a significant environmental impact, the FCC would require preparation of an environmental impact statement. This process could significantly delay or prevent the registration or construction of a particular tower or make tower construction more costly. In certain jurisdictions, local laws or regulations may impose similar requirements.

Wireless Facilities Siting

States and localities are not permitted to regulate the placement of wireless facilities so as to prohibit the provision of wireless services or to discriminate among providers of such services. In addition, as long as a wireless system complies with the FCC's rules, states and localities are prohibited from using radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities. State and localities are, however, permitted to engage in other forms of regulation, including zoning regulation, that impacts the Company's ability to select and modify sites. The FCC is considering numerous requests for preemption of local actions affecting wireless facilities siting.

State Regulation of Wireless Service

Section 332 of the Communications Act preempts states from regulating the rates and entry of CMRS providers. However, states may petition the FCC to regulate such providers and the FCC may grant such petition if the state demonstrates that:

         o market conditions fail to protect subscribers from unjust and unreasonable rates or rates that are unjustly or unreasonably discriminatory; or

         o when CMRS is a replacement for landline telephone service within the state.

To date, the FCC has granted no such petition. To the extent we provide fixed wireless service in the future, we may be subject to additional state regulation.

                                  RISK FACTORS

OUR BUSINESS AND OUR PROSPECTS ARE SUBJECT TO MANY RISKS. THE FOLLOWING ITEMS ARE REPRESENTATIVE OF THE RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT COULD AFFECT OUR BUSINESS, OUR FUTURE PERFORMANCE, OUR LIQUIDITY AND THE OUTCOME OF THE FORWARD-LOOKING STATEMENTS WE MAKE. IN ADDITION, OUR BUSINESS, OUR FUTURE PERFORMANCE, OUR LIQUIDITY AND FORWARD-LOOKING STATEMENTS COULD BE AFFECTED BY GENERAL INDUSTRY AND MARKET CONDITIONS AND GROWTH RATES, GENERAL ECONOMIC AND POLITICAL CONDITIONS, INCLUDING THE GLOBAL ECONOMY AND OTHER FUTURE EVENTS, INCLUDING THOSE DESCRIBED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

Risks Related to Our Business, Strategy and Operations
------------------------------------------------------

Our revenues may be less than we anticipate which could materially adversely affect our liquidity, financial condition and results of operations

Revenue growth is primarily dependent on the size of our subscriber base, average monthly revenues per user and roaming revenue. During the year ended September 30, 2002, we experienced slower net subscriber growth rates than planned, which we believe is due in large part to increased churn, declining rates of wireless subscriber growth in general, the re-imposition of deposits for most sub-prime credit subscribers during the last half of the year, the current economic slowdown and increased competition. Other carriers also have reported slower subscriber growth rates compared to prior periods. We have seen a continuation of competitive pressures in the wireless telecommunications market causing some major carriers to offer plans with increasingly large bundles of minutes of use at lower prices which may compete with the calling plans we offer, including the Sprint calling plans we support. While our business plan anticipates lower subscriber growth, it assumes average monthly revenues per user will remain relatively stable. Increased price competition may lead to lower average monthly revenues per user than we anticipate. In addition, the lower reciprocal roaming rate that Sprint intends to institute in 2003 will reduce our roaming revenue, which may not be offset by the reduction in our roaming expense. If our revenues are less than we anticipate, it could materially adversely affect our liquidity, financial condition and results of operation.

Our costs may be higher than we anticipate which could materially adversely affect our liquidity, financial condition and results of operations

Our business plan anticipates that we will be able to lower our operating and capital costs, including costs per gross addition and cash cost per user. Increased competition may lead to higher promotional costs, losses on sales of handset and other costs to acquire subscribers. Further, as described below under "Risks Related to Our Relationship With Sprint," a substantial portion of costs of service and roaming are attributable to fees and charges we pay Sprint for billing and collections, customer care and other back-office support. Our ability to manage costs charged by Sprint is limited. If our costs are more than we anticipate, the actual amount of funds to implement our strategy and business plan may exceed our estimates, which could have a material adverse affect on our liquidity, financial condition and results of operations.

The unsettled nature of the wireless market may limit the visibility of key operating metrics

Our business plan and estimated future operating results are based on estimates of key operating metrics, including subscriber growth, subscriber churn, average monthly revenue per subscriber, losses on sales of handsets and other subscriber acquisitions costs and other operating costs. The unsettled nature of the wireless market, the current economic slowdown, increased competition in the wireless telecommunications industry, new service offerings of increasingly large bundles of minutes of use at lower prices by some major carriers, and other issues facing the wireless telecommunications industry in general have created a level of uncertainty that may adversely affect our ability to predict these key operating metrics.

We may continue to experience a high rate of subscriber turnover, which would adversely affect our financial performance

The wireless personal communications services industry in general, and Sprint and its network partners in particular, have experienced a higher rate of subscriber turnover, commonly known as churn, as compared to cellular industry averages. This churn rate has been driven higher over the past year due to the NDASL and Clear Pay programs and the removal of deposit requirements as described elsewhere in this report. Our business plan assumes that churn will decline significantly over the course of fiscal 2003. Due to significant competition in our industry and general economic conditions, among other things, this decline may not occur and our future rate of subscriber turnover may be higher than our historical rate. Factors may contribute to higher churn include:

         o inability or unwillingness of subscribers to pay which results in involuntary deactivations, which accounted for 67% of our deactivations in the year ended September 30, 2002;

         o subscriber mix and credit class, particularly sub-prime credit subscribers which have accounted for approximately 55% of our gross subscriber additions since May 2001 and account for approximately 35% of our subscriber base as of September 30, 2002;

         o the attractiveness of our competitors' products, services and pricing;

         o        network performance and coverage relative to our competitors;

         o        customer service;

         o        increased prices; and

         o any future changes by us in the products and services we offer, especially to the Clear Pay Program.

A high rate of subscriber turnover could adversely affect our competitive position, liquidity, financial position, results of operations and our costs of, or losses incurred in, obtaining new subscribers, especially because we subsidize some of the costs of initial purchases of handsets by subscribers.

Our allowance for doubtful accounts may not be sufficient to cover uncollectible accounts

On an ongoing basis, we estimate the amount of subscriber receivables that we will not collect to reflect the expected loss on such accounts in the current period. Our business plan assumes that bad debt as a percentage of service revenues will decline significantly during fiscal 2003. Our allowance for doubtful accounts may underestimate actual unpaid receivables for various reasons, including:

         o        our churn rate may exceed our estimates;

         o bad debt as a percentage of service revenues may not decline as we assume in our business plan;

         o        adverse changes in the economy; or

         o        unanticipated changes in Sprint's PCS products and services.

If our allowance for doubtful accounts is insufficient to cover losses on our receivables, it could materially adversely affect our liquidity, financial condition and results of operations.

Roaming revenue could be less than anticipated, which could adversely affect our liquidity, financial condition and results of operations

The Company has been notified by Sprint that it intends to reduce the reciprocal rate from $0.10 per minute to $0.058 per minute in 2003. While the Company believes this reduction is not in accordance with its agreements with Sprint, it is reviewing its options, and its recourse against Sprint for this reduction may be limited. Based upon 2002 historical roaming data, a reduction in the roaming rate to $0.058 per minute would have reduced roaming revenue by approximately $36 million ($23 million for AirGate and $13 million for iPCS) and would have reduced roaming expense by approximately $26 million ($16 million for AirGate and $10 million for iPCS). The ratio of roaming revenue to expense for the year ended September 30, 2002 was 1.3 to one.

The amount of roaming revenue we receive also depends on the minutes of use of our network by PCS subscribers of Sprint and Sprint PCS network partners. If actual usage is less than we anticipate, our roaming revenue would be less and our liquidity, financial condition and results of operations could be materially adversely affected.

Our efforts to reduce costs may have adverse affects on our business

As a result of the current business environment, AirGate has revised its business plan and is seeking to manage expenses to improve its liquidity position. AirGate has significantly reduced projected capital expenditures, advertising and promotion costs and other operating costs. Reduced capital expenditures could, among other things, force us to delay improvements to our networks, which could adversely affect the quality of service to our subscribers. These actions could reduce our subscriber growth and increase churn, which could materially adversely affect our financial condition and results of operation.

The Company may incur significantly higher wireless handset subsidy costs than we anticipate for existing subscribers who upgrade to a new handset

As the Company's subscriber base matures, and technological innovations occur, more existing subscribers will begin to upgrade to new wireless handsets. The Company subsidizes a portion of the price of wireless handsets and incurs sales commissions, even for handset upgrades. Excluding sales commissions, the Company has experienced approximately $4.8 million associated with wireless handset upgrade costs for the year ended September 30, 2002. The Company does not have any historical experience regarding the adoption rate for wireless handset upgrades. If more subscribers upgrade to new wireless handsets than the Company projects, its results of operations would be adversely affected.

The loss of the officers and skilled employees who we depend upon to operate our business could materially adversely affect our results of operations

Our business is managed by a small number of executive officers. We believe that our future success depends in part on our continued ability to attract and retain highly qualified technical and management personnel. We may not be successful in retaining our key personnel or in attracting and retaining other highly qualified technical and management personnel. Our ability to attract and retain such persons may be negatively impacted if our liquidity position does not improve. In addition, we grant stock options as a method of attracting and retaining employees, to motivate performance and to align the interests of management with those of our stockholders. Due to the decline in the trading price of our common stock, a substantial portion of the stock options held by employees have an exercise price that is higher than the current trading price of our common stock, and therefore these stock options may not be effective in helping us to retain valuable employees. We currently have "key man" life insurance for our Chief Executive Officer. The loss of our officers and skilled employees could materially adversely affect our results of operation.

Parts of our territories have limited amounts of licensed spectrum, which may adversely affect the quality of our service and our results of operations

Sprint has licenses covering 10 MHz of spectrum in AirGate's territory. While Sprint has licenses covering 30 MHz of spectrum throughout most of iPCS' territory, it has licenses covering only 10 MHz or 20 MHz in parts of Illinois. As the number of subscribers in our territories increase, this limited amount of licensed spectrum may not be able to accommodate increases in call volume, may lead to increased dropped and blocked calls and may limit our ability to offer enhanced services, all of which could result in increased subscriber turnover and adversely affect our financial condition and results of operations.

There is a high concentration of ownership of the wireless towers we lease and if we lose the right to install our equipment on certain wireless towers or are unable to renew expiring leases, our financial condition and results of operations could be adversely impacted

Many of our cell sites are co-located on leased tower facilities shared with one or more wireless providers. A large portion of these leased tower sites are owned by a few tower companies. Approximately 75% of the towers leased by AirGate are owned by four tower companies (and their affiliates). Approximately 60% of the towers leased by iPCS are owned by four tower companies (and their affiliates), with one company owning approximately 29% of the combined Company's leased towers. If a master co-location agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support our use of its tower sites, we would have to find new sites or we may be required to rebuild that portion of our network. In addition, because of this concentration of ownership of our cell sites, our financial condition and results of operations could be materially and adversely affected if we are unable to renew expiring leases with such tower companies on favorable terms, or in the event of a disruption in any of their business operations.

Risks Particular to AirGate's Indebtedness
------------------------------------------

AirGate has substantial debt that it may not be able to service; a failure to service such debt may result in the lenders under such debt controlling AirGate's assets

The substantial debt of AirGate has a number of important consequences for our operations and our investors, including the following:

         o AirGate will have to dedicate a substantial portion of any cash flow from its operations to the payment of interest on, and principal of, its debt, which will reduce funds available for other purposes;

         o AirGate may not be able to obtain additional financing if the assumptions underlying the business plan are not correct and existing sources of funds, together with cash flow, are insufficient for capital requirements, working capital requirements and other corporate purposes;

         o some of AirGate's debt, including financing under AirGate's credit facility, is at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates; and

         o due to the liens on substantially all of AirGate's assets and the pledges of stock of AirGate's existing and future restricted subsidiaries that secure AirGate's credit facility and notes, lenders or holders of such notes may exercise remedies giving them the right to control AirGate's assets or the assets of the subsidiaries of AirGate, other than iPCS, in the event of a default.

The ability of AirGate to make payments on its debt will depend upon its future operating performance which is subject to general economic and competitive conditions and to financial, business and other factors, many of which AirGate cannot control. If the cash flow from AirGate's operating activities is insufficient, it may take actions, such as further delaying or reducing capital expenditures, attempting to restructure or refinance its debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow AirGate to service its debt obligations. Further, AirGate may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The AirGate credit facility and indenture governing AirGate's debt limit our ability to take several of these actions.

If AirGate does not meet all of the conditions required under its senior secured credit facility, it may not be able to draw down all of the funds it anticipates receiving from its senior lenders and AirGate may not be able to fund operating losses and working capital needs

As of December 31, 2002, AirGate had borrowed $141.5 million under its credit facility. The remaining $12 million available under AirGate's credit facility is subject to AirGate meeting all of the conditions specified in its financing documents. Additional borrowings are subject to specific conditions on each funding date, including the following:

         o that the representations and warranties in the loan documents are true and correct;

         o that certain financial covenant tests are satisfied, including leverage, debt coverage and operating performance covenants, minimum subscriber revenues, maximum capital expenditures, and covenants relating to earnings before interest, taxes, depreciation and amortization; and

         o the absence of a default under the loan documents and agreements with Sprint.

If AirGate does not meet these conditions at each funding date, its senior lenders may not lend some or all of the remaining amounts under its credit facility. If other sources of funds are not available, AirGate may not be in a position to meet its operating and other cash needs.

The AirGate indenture and credit facility contain provisions and requirements that could limit AirGate's ability to pursue borrowing opportunities

The restrictions contained in the indenture governing the AirGate notes, and the restrictions contained in AirGate's credit facility, may limit AirGate's ability to implement its business plans, finance future operations, respond to changing business and economic conditions, secure additional financing, if needed, and engage in opportunistic transactions. The AirGate credit facility and notes also restricts the ability of AirGate and the ability of AirGate's subsidiaries, other than iPCS, and its future subsidiaries to do the following:

         o        create liens;

         o make certain payments, including payments of dividends and distributions in respect of capital stock;

         o        consolidate, merge and sell assets;

         o        engage in certain transactions with affiliates; and

         o        fundamentally change its business.

If AirGate fails to pay the debt under its credit facility, Sprint has the option of purchasing AirGate's loans, giving Sprint certain rights of a creditor to foreclose on AirGate's assets

Sprint has contractual rights, triggered by an acceleration of the maturity of the debt under AirGate's credit facility, pursuant to which Sprint may purchase AirGate's obligations to its senior lenders and obtain the rights of a senior lender. To the extent Sprint purchases these obligations, Sprint's interests as a creditor could conflict with AirGate's interests. Sprint's rights as a senior lender would enable it to exercise rights with respect to AirGate's assets and continuing relationship with Sprint in a manner not otherwise permitted under its Sprint agreements.

Risks Related to iPCS
---------------------

iPCS is in default on its senior credit facility and notes

It is an event of default under iPCS' credit facility and the indenture governing its notes if, among other things, iPCS fails to file its periodic reports with the Securities and Exchange Commission, deliver its financial statements or provide the required opinion of its independent auditors on its financial statements. At December 30, 2002, iPCS failed to meet these requirements. Upon giving the appropriate notice and passage of cure periods, the lenders will have the ability to accelerate iPCS' payment obligations under the iPCS credit facility and the trustee for or the holders of its notes will have the ability to accelerate iPCS' payment obligations to them under the indenture governing such notes. iPCS does not anticipate being able to remedy these defaults within the cure periods. iPCS would not have sufficient resources to meet its payment obligations in the event of any such acceleration. In addition, the senior lenders and noteholders could foreclose on the collateral pledged to secure outstanding loans or institute an involuntary bankruptcy proceeding against iPCS. While iPCS is negotiating forbearance agreements with the lenders and certain noteholders, there can be no assurance that such negotiations will be successful. Even if those negotiations are successful, we do not expect that iPCS will be able to satisfy the financial covenants contained in its credit facility at March 31, 2003 and it is probable that iPCS will file for bankruptcy in the near term, and these events are also events of default under the iPCS credit facility.

The restructuring of iPCS may cause the value of AirGate's ownership interest in iPCS to be worthless

There is a substantial risk that AirGate will lose all of the value of its investment in iPCS in connection with any restructuring of iPCS. Because the amount of iPCS' obligations under its credit facility and its notes would be greater than its existing cash and other assets if its payment obligations are accelerated, there would likely be no assets available for distribution to AirGate as iPCS' sole stockholder. While AirGate may request an equity participation in a restructuring of iPCS, it is likely that AirGate will lose all of the value of its investment in iPCS in connection with any restructuring.

AirGate cannot provide funding to iPCS

In order to assure continued compliance with the indenture governing AirGate's notes, AirGate has designated iPCS as an "unrestricted subsidiary." As a result, for purposes of their respective public debt indentures, AirGate and iPCS operate as separate business entities. Due to restrictions in AirGate's indenture, AirGate is generally unable to provide funding, or direct or indirect credit or financial support to iPCS and may not maintain or preserve iPCS' financial condition or cause iPCS to achieve a specified level of operating results.

If iPCS fails to pay the debt under its senior secured credit facility, Sprint has the option of purchasing iPCS' loans, giving Sprint certain rights of a creditor to foreclose on iPCS' assets

Sprint has contractual rights, triggered by an acceleration of the maturity of the debt under iPCS' senior secured credit facility, pursuant to which Sprint may purchase iPCS' obligations to its senior lenders and obtain the rights of a senior lender. To the extent Sprint purchases these obligations, Sprint's interests as a creditor could conflict with the interests of iPCS. Sprint's rights as a senior lender would enable it to exercise rights with respect to iPCS' assets and its continuing relationship with iPCS in a manner not otherwise permitted under its Sprint agreements.

The restructuring of iPCS may have adverse affects on AirGate

AirGate has agreements and relationships with third parties, including suppliers, subscribers and vendors, that are integral to conducting its day-to-day operations. A restructuring of iPCS in or out of a bankruptcy proceeding could have a material adverse affect on the perception of AirGate and the AirGate business and its prospects in the eyes of subscribers, employees, suppliers, creditors and vendors. These persons may perceive that there is increased risk in doing business with AirGate as a result of iPCS' restructuring. Some of these persons may terminate their relationships with AirGate which would make it more difficult for AirGate to conduct its business.

In the event of iPCS' bankruptcy or insolvency, AirGate may not be able to reduce its general and administrative costs in an amount sufficient to subsidize the portion of the combined Company's costs currently borne by iPCS

On a net basis, we estimate that iPCS will pay approximately $4.6 million of the combined Company's general and administrative costs in fiscal 2003. If AirGate no longer owns iPCS and the management services agreement is terminated, AirGate will be required to lower its costs and expenses to meet its business plan. AirGate may have little notice of any such termination. A failure to reduce these expenses in a timely manner could adversely affect AirGate's liquidity, financial condition and results of operations.

iPCS' net operating loss and credit carryforwards may be significantly reduced in the event of a restructuring

If a restructuring of iPCS is implemented and there is a significant elimination or reduction of iPCS' outstanding indebtedness, iPCS' net operating loss and credit carryforwards and the tax bases of its assets may be significantly reduced.

Risks Related to Our Relationship with Sprint
---------------------------------------------

The termination of AirGate's or iPCS' affiliation with Sprint would severely restrict our ability to conduct our business

Neither AirGate nor iPCS own the licenses to operate their wireless network. The ability of AirGate and iPCS to offer Sprint PCS products and services and operate a PCS network is dependent on their Sprint agreements remaining in effect and not being terminated. All of our subscribers have purchased Sprint PCS products and services to date, and we do not anticipate any change in the future. The management agreements between Sprint and each of AirGate and iPCS are not perpetual. Sprint can choose not to renew iPCS' management agreement at the expiration of the 20-year initial term or any ten-year renewal term. AirGate's management agreement automatically renews at the expiration of the 20-year initial term for an additional 10-year period unless AirGate is in material default. Sprint can choose not to renew AirGate's management agreement at the expiration of the ten-year renewal term or any subsequent ten-year renewal term. In any event, AirGate's and iPCS' management agreements terminate in 50 years.

In addition, each of these agreements can be terminated for breach of any material term, including, among others, marketing, build-out and network operational requirements. Many of these requirements are extremely technical and detailed in nature. In addition, many of these requirements can be changed by Sprint with little notice. As a result, we may not always be in compliance with all requirements of the Sprint agreements. For example, Sprint conducts periodic audits of compliance with various aspects of its program guidelines and identifies issues it believes needs to be addressed. There may be substantial costs associated with remedying any non-compliance, and such costs may adversely affect our liquidity, financial condition and results of operations.

AirGate and iPCS also are dependent on Sprint's ability to perform its obligations under the Sprint agreements. The non-renewal or termination of any of the Sprint agreements or the failure of Sprint to perform its obligations under the Sprint agreements would severely restrict our ability to conduct business.

Sprint may make business decisions that are not in our best interests, which may adversely affect our relationships with subscribers in our territory, increase our expenses and/or decrease our revenues

Sprint, under the Sprint agreements, has a substantial amount of control over the conduct of our business. Accordingly, Sprint may make decisions that adversely affect our business, such as the following:

         o Sprint could price its national plans based on its own objectives and could set price levels or other terms that may not be economically sufficient for our business;

         o Sprint could develop products and services, such as a one-rate plan where subscribers are not required to pay roaming charges, or establish credit policies, such as an NDASL program, which could adversely affect our results of operations;

         o Sprint could raise the costs to perform back office services or maintain the costs above those expected, reduce levels of services or expenses or otherwise seek to increase expenses and other amounts charged;

         o Sprint can seek to further reduce the reciprocal roaming rate charged when Sprint's or other Sprint network partners' PCS subscribers use our network;

         o Sprint could limit our ability to develop local and other promotional plans to enable us to attract sufficient subscribers;

         o Sprint could, subject to limitations under our Sprint agreements, alter its network and technical requirements or request that we build out additional areas within our territories, which could result in increased equipment and build-out costs;

         o Sprint could make decisions which could adversely affect the Sprint brand names, products or services; and

         o Sprint could decide not to renew the Sprint agreements or to no longer perform its obligations, which would severely restrict our ability to conduct business.

The occurrence of any of the foregoing could adversely affect our relationship with subscribers in our territories, increase our expenses and/or decrease our revenues and have a material adverse affect on our liquidity, financial condition and results of operation.

Our dependence on Sprint for services may limit our ability to reduce costs, which could materially adversely affect our financial condition and results of operation

Approximately 60% of cost of service and roaming in our financial statements relate to charges from Sprint. As a result, a substantial portion of our cost of service and roaming is outside our control. There can be no assurance that Sprint will lower its operating costs, or, if these costs are lowered, that Sprint will pass along savings to its PCS network partners. If these costs are more than we anticipate in our business plan, it could materially adversely affect our liquidity, financial condition and results of operations and as noted below, our ability to replace Sprint with lower cost providers may be limited.

Our dependence on Sprint may adversely affect our ability to predict our results of operations

As described herein under "Sprint Relationship and Agreements - Dependence on Sprint," over the past year our dependence on Sprint has interjected a greater degree of uncertainty to our business and financial planning. Unanticipated expenses and reductions in revenue have had and, if they occur in the future, will have a negative impact on our liquidity and make it more difficult to predict with reliability our future performance.

Inaccuracies in data provided by Sprint could understate our expenses or overstate our revenues and result in out-of-period adjustments that may materially adversely affect our financial results

Approximately 60% of cost of service and roaming in our financial statements relate to charges from Sprint. In addition, because Sprint provides billing and collection services for the Company, Sprint remits approximately 96% of our revenues to us. As a result, we rely on Sprint to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivables which underlie a substantial portion of our periodic financial statements and other financial disclosures.

The Company and Sprint have discovered billing and other errors or inaccuracies, which, while not material to Sprint, could be material to the Company. If the Company is required in the future to make additional adjustments or charges as a result of errors or inaccuracies in data provided to us by Sprint, such adjustments or charges may have a material adverse affect on our financial results in the period that the adjustments or charges are made and our ability to satisfy covenants contained in AirGate's credit facility.

The inability of Sprint to provide high quality back office services, or our inability to use Sprints back office services and third-party vendors' back office systems, could lead to subscriber dissatisfaction, increased churn or otherwise increase our costs

We rely on Sprint's internal support systems, including subscriber care, billing and back office support. Our operations could be disrupted if Sprint is unable to provide and expand its internal support systems in a high quality manner, or to efficiently outsource those services and systems through third-party vendors. The rapid expansion of Sprint's PCS business, together with cost pressures, is expected to continue to pose a significant challenge to its internal support systems. Additionally, Sprint has made reductions in its customer service support structure and may continue to do so in the future, which may have an adverse effect on our churn rate. Further, Sprint has relied on third-party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint's willingness to continue to offer these services and to provide these services effectively and at competitive costs. These costs were approximately $40.4 million for AirGate and $19.7 million for iPCS for the year ended September 30, 2002. Our Sprint agreements provide that, upon nine months' prior written notice, Sprint may elect to terminate any of these services. The inability of Sprint to provide high quality back office services, or our inability to use Sprint back office services and third-party vendors' back office systems, could lead to subscriber dissatisfaction, increase churn or otherwise increase our costs.

Further, our ability to replace Sprint in providing back office services may be limited. While the services agreements allow the Company to use third-party vendors to provide certain of these services instead of Sprint, the high startup costs and necessary cooperation associated with interfacing with Sprint's system may significantly limit our ability to use back office services provided by anyone other than Sprint. This could limit our ability to lower our operating costs.

Changes in Sprint PCS products and services may reduce subscriber additions, increase subscriber turnover and decrease subscriber credit quality

The competitiveness of Sprint PCS products and services is a key factor in our ability to attract and retain subscribers, and we believe was a factor in the slowing subscriber growth in the last two quarters of fiscal 2002.

Certain Sprint pricing plans, promotions and programs may result in higher levels of subscriber turnover and reduce the credit quality of our subscriber base. For example, as described herein under "Marketing Strategy--Pricing", we believe that the NDASL and Clear Pay Program resulted in increased churn and an increase in sub-prime credit subscribers.

Sprint's roaming arrangements may not be competitive with other wireless service providers, which may restrict our ability to attract and retain subscribers and create other risks for us

We rely on Sprint's roaming arrangements with other wireless service providers for coverage in some areas where Sprint service is not yet available. The risks related to these arrangements include:

         o the quality of the service provided by another provider during a roaming call may not approximate the quality of the service provided by the Sprint PCS network;

         o the price of a roaming call off our network may not be competitive with prices of other wireless companies for roaming calls;

         o subscribers must end a call in progress and initiate a new call when leaving the Sprint PCS network and entering another wireless network;

         o Sprint customers may not be able to use Sprint's advanced features, such as voicemail notification, while roaming; and

         o Sprint or the carriers providing the service may not be able to provide us with accurate billing information on a timely basis.

If Sprint customers are not able to roam instantaneously or efficiently onto other wireless networks, we may lose current Sprint subscribers and our Sprint PCS services will be less attractive to new subscribers.

Certain provisions of the Sprint agreements may diminish the value of AirGate's common stock and restrict the sale of our business

Under limited circumstances and without further stockholder approval, Sprint may purchase the operating assets of AirGate or iPCS at a discount. In addition, Sprint must approve any change of control of the ownership of AirGate or iPCS and must consent to any assignment of their Sprint agreements. Sprint also has a right of first refusal if AirGate or iPCS decide to sell its operating assets to a third-party. Each of AirGate and iPCS also is subject to a number of restrictions on the transfer of its business, including a prohibition on the sale of AirGate or iPCS or their operating assets to competitors of Sprint. These restrictions and other restrictions contained in the Sprint agreements could adversely affect the value of AirGate's common stock, may limit our ability to sell our business, may reduce the value a buyer would be willing to pay for our business and may reduce the "entire business value," as described in our Sprint agreements.

We may have difficulty in obtaining an adequate supply of certain handsets from Sprint, which could adversely affect our results of operations

We depend on our relationship with Sprint to obtain handsets, and we have agreed to purchase all of our 3G capable handsets from Sprint or a Sprint authorized distributor through the earlier of December 31, 2004 or the date on which the cumulative 3G handset fees received by Sprint from all Sprint network partners equal $25,000,000. Sprint orders handsets from various manufacturers. We could have difficulty obtaining specific types of handsets in a timely manner if:

         o Sprint does not adequately project the need for handsets for itself, its network partners and its other third-party distribution channels, particularly in transition to new technologies, such as "one time radio transmission technology," or "1XRTT;"

         o        Sprint gives preference to other distribution channels;

         o        we do not adequately project our need for handsets;

         o Sprint modifies its handset logistics and delivery plan in a manner that restricts or delays our access to handsets; or

         o there is an adverse development in the relationship between Sprint and its suppliers or vendors.

The occurrence of any of the foregoing could disrupt our subscriber service and/or result in a decrease in our subscribers, which could adversely affect our results of operations.

If Sprint does not complete the construction of its nationwide PCS network, we may not be able to attract and retain subscribers

Sprint currently intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide PCS network through its own construction efforts and those of its network partners. Sprint is still constructing its nationwide network and does not offer PCS services, either on its own network or through its roaming agreements, in every city in the United States. Sprint has entered into management agreements similar to ours with companies in other markets under its nationwide PCS build-out strategy. Our results of operations are dependent on Sprint's national network and, to a lesser extent, on the networks of Sprint's other network partners. Sprint's PCS network may not provide nationwide coverage to the same extent as its competitors, which could adversely affect our ability to attract and retain subscribers.

If other Sprint network partners have financial difficulties, the Sprint PCS network could be disrupted

Sprint's national network is a combination of networks. The large metropolitan areas are owned and operated by Sprint, and the areas in between them are owned and operated by Sprint network partners, all of which are independent companies like we are. We believe that most, if not all, of these companies have incurred substantial debt to pay the large cost of building out their networks.

If other network partners experience financial difficulties, Sprint's PCS network could be disrupted. If Sprint's agreements with those network partners are like ours, Sprint would have the right to step in and operate the network in the affected territory. In such event, there can be no assurance that Sprint could transition in a timely and seamless manner.

Non-renewal or revocation by the Federal Communications Commission of Sprint's PCS licenses would significantly harm our business

PCS licenses are subject to renewal and revocation by the Federal Communications Commission referred to as the FCC. Sprint licenses in our territories will begin to expire in 2007 but may be renewed for additional ten-year terms. There may be opposition to renewal of Sprint's PCS licenses upon their expiration, and Sprint's PCS licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. Any failure by Sprint or us to comply with these standards could cause revocation or forfeiture of Sprint's PCS licenses for our territories. If Sprint loses any of its licenses in our territory, we would be severely restricted in our ability to conduct business.

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

Risks Particular to Our Industry
--------------------------------

Significant competition in the wireless communications services industry may result in our competitors offering new or better products and services or lower prices, which could prevent us from operating profitably

Competition in the wireless communications industry is intense. Competition has caused, and we anticipate that competition will continue to cause, the market prices for two-way wireless products and services to decline in the future. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry. (See "Item 1. Business - Competition" herein).

Our dependence on Sprint to develop competitive products and services and the requirement that we obtain Sprint's consent to sell local pricing plans and non-Sprint approved equipment may limit our ability to keep pace with competitors on the introduction of new products, services and equipment. Many of our competitors are larger than us, possess greater resources and more extensive coverage areas, and may market other services, such as landline telephone service, cable television and Internet access, with their wireless communications services. Furthermore, there has been a recent trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. We expect this consolidation to lead to larger competitors over time. We may be unable to compete successfully with larger companies that have substantially greater resources or that offer more services than we do. In addition, we may be at a competitive disadvantage since we may be more highly leveraged than many of our competitors.

Market saturation could limit or decrease our rate of new subscriber additions

Intense competition in the wireless communications industry could cause prices for wireless products and services to continue to decline. If prices drop, then our rate of net subscriber additions will take on greater significance in improving our financial condition and results of operations. However, as our and our competitor's penetration rates in our markets increase over time, our rate of adding net subscribers could decrease. If this decrease were to happen, it could materially adversely affect our liquidity, financial condition and results of operations.

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

We are a consumer business and a recession in the United States involving significantly lowered spending could negatively affect our results of operations

Our subscriber base is primarily individual consumers and our accounts receivable represent unsecured credit. We believe the economic downturn has had an adverse affect on our operations. In the event that the economic downturn that the United States and our territories have recently experienced becomes more pronounced or lasts longer than currently expected and spending by individual consumers drops significantly, our business may be further negatively affected.

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

Regulation by government or potential litigation relating to the use of wireless phones while driving could adversely affect our results of operations

Some studies have indicated that some aspects of using wireless phones while driving may impair drivers' attention in certain circumstances, making accidents more likely. These concerns could lead to litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless phone use, any of which also could have material adverse effects on our results of operations. A number of U.S. states and local governments are considering or have recently enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. Legislation of this sort, if enacted, would require wireless service providers to provide hands-free enhanced services, such as voice activated dialing and hands-free speaker phones and headsets, so that they can keep generating revenue from their subscribers, who make many of their calls while on the road. If we are unable to provide hands-free services and products to our subscribers in a timely and adequate fashion, the volume of wireless phone usage would likely decrease, and our ability to generate revenues would suffer.

Risks Related to Our Common Stock
---------------------------------

We may not achieve or sustain operating profitability or positive cash flows, which may adversely affect AirGate's stock price

AirGate and iPCS have limited operating histories. Our ability to achieve and sustain operating profitability will depend upon many factors, including our ability to market Sprint PCS products and services, manage churn, sustain monthly average revenues per user, and reduce capital expenditures and operating expenses. We have experienced slowing net subscriber growth, increased churn and increased costs to acquire new subscribers and as a result, have had to revise our business plans. As discussed elsewhere in this report, we do not believe that iPCS' existing capital resources will be sufficient to maintain its current and planned operations. If AirGate does not achieve and maintain positive cash flows from operations when projected, AirGate's stock price may be materially adversely affected. In addition, in the event of a bankruptcy of iPCS, AirGate's investment in iPCS is likely to be worthless, and such bankruptcy may materially adversely affect AirGate's stock price.

Our stock price has suffered significant declines, remains volatile and you may not be able to sell your shares at the price you paid for them

The market price of AirGate common stock has been and may continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

         o        quarterly variations in our operating results;

         o        concerns about liquidity, particularly with respect to iPCS;

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

         o actual or potential defaults by us under any of our agreements;

         o actual or potential defaults in bank covenants by Sprint or Sprint PCS network partners, which may result in a perception that AirGate is unable to comply with its bank covenants;

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

Our business and the value of your securities may be adversely affected if the Company fails to maintain its listing on Nasdaq

Since its initial public offering in September 1999, the Company's common stock has been listed on the Nasdaq National Market. We received notice from the Nasdaq National Market indicating that as of October 28, 2002, the closing bid price of our common stock had fallen below $1.00 for 30 consecutive trading days and that we would have 90 calendar days, or until January 27, 2003, to regain compliance with a minimum bid price of $1.00 if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days during this time. As of January 10, 2003, we had not yet regained compliance. Nasdaq further advised us that we may wish to consider transferring the listing for our common stock to the Nasdaq SmallCap Market where it would be afforded an extended grace period through April 28, 2003 to satisfy the minimum bid price requirement to maintain its listing on the Nasdaq SmallCap Market and may also be eligible for an additional 180 day grace period thereafter. If we were to transfer the listing for our common stock to the SmallCap Market, we would be eligible to transfer back to the Nasdaq National Market if, by October 27, 2003, the closing bid price was $1.00 per share for 30 consecutive trading days and the Company had maintained compliance with all other National Market listing requirements. We are evaluating our alternatives in case the bid price requirement is not met during the 90-day period.

If our common stock loses its Nasdaq National Market status, shares of our common stock would likely trade in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board. Selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold and transactions could be delayed. In addition, security analysts' and news media coverage of us may be further reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock. Such delisting from the Nasdaq National Market or further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and may significant increase the dilution to stockholders caused by issuing equity in financing or other transactions.

In addition, if our common stock is not listed on the Nasdaq National Market, we may become subject to Rule 15g-9 under the Securities and Exchange Act of 1934 which imposes additional sales practice requirements on broker-dealers that sell low-priced securities, referred to as "penny stocks," to persons other than established subscribers and institutional accredited investors. A penny stock is generally any equity security that has a market price or exercise price of less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market or the Nasdaq SmallCap Market. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of holders to sell these securities in the secondary market and the price at which such holders can sell any such securities.

Future sales of shares of our common stock, including sales of shares following the expiration of `lock-up" arrangements, may negatively affect our stock price

As a result of the acquisition of iPCS, the former iPCS security holders received approximately 12.4 million shares of our common stock and options and warrants to purchase approximately 1.1 million shares of our common stock. The shares of common stock issued in connection with the acquisition represented approximately 47.5% of our common stock, assuming the exercise of all outstanding warrants and options.

In connection with the merger, holders of substantially all of the outstanding shares of iPCS common and preferred stock entered into "lock-up" agreements with the Company. The lock-up agreements imposed restrictions on the ability of such stockholders to sell or otherwise dispose of the shares of our common stock that they received in the merger. As of September 26, 2002, all of such shares were released from the lock-up.

We entered into a registration rights agreement at the effective time of the merger with some of the former iPCS stockholders. Under the terms of the registration rights agreement, Blackstone Communications Partners I L.P. and certain of its affiliates ("Blackstone") has a demand registration right, which became exercisable after November 30, 2002. In addition, the former iPCS stockholders, including Blackstone, have incidental registration rights pursuant to which they can, in general, include their shares of our common stock in any public registration we initiate, whether or not for sale for our own account.

Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair its ability to raise capital through the sale of equity securities.

We do not intend to pay dividends in the foreseeable future

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain any future earnings to fund our growth, debt service requirements and other corporate needs. Accordingly, you will not receive a return on your investment in our common stock through the payment of dividends in the foreseeable future and may not realize a return on your investment even if you sell your shares. Any future payment of dividends to our stockholders will depend on decisions that will be made by our board of directors and will depend on then existing conditions, including our financial condition, contractual restrictions, capital requirements and business prospects.

ITEM 2.    Properties

As of September 30, 2002, our properties were as follows:

         Corporate offices. Our principal executive offices consist of leased office space located in Atlanta, Georgia. AirGate also leases office space in Charleston, Columbia and Greenville, South Carolina and Asheville, North Carolina. iPCS leases office space in Geneseo, Illinois, Grand Rapids, Michigan, Davenport, Iowa and Springfield, Illinois.

         Sprint PCS stores. AirGate and iPCS leased space for 41 and 19 retail Sprint stores, respectively, in their territory. As of December 27, 2002, AirGate and iPCS leased space for 38 and 27 retail stores in their territory.

         Switching Centers. AirGate leases switching centers in Greenville, South Carolina and Columbia, South Carolina. iPCS leases switching centers in Grand Rapids, Michigan, Gridley, Illinois and Davenport, Iowa.

         Cell Sites. AirGate leases space on approximately 800 cell site towers and owns 2 towers. AirGate co-locates on approximately 99% of its cell sites. iPCS leases space on approximately 546 cell cite towers and owns 87 towers. iPCS co-locates on approximately 86% of its cell sites.

We believe our facilities are in good operating condition and are currently suitable and adequate for our business operations.

ITEM 3.    Legal Proceedings

On July 3, 2002 the Federal Communications Commission (the "FCC") issued an order in Sprint PCS v. AT&T for declaratory judgment holding that PCS wireless carriers could not unilaterally impose terminating long distance access charges pursuant to FCC rules. This FCC order did not preclude a finding of a contractual basis for these charges, nor did it rule whether or not Sprint PCS had such a contract with carriers such as AT&T. AirGate and iPCS have previously received $3.9 and $1.0 million, respectively, from Sprint PCS. This is comprised of $4.3 and $1.1 million, respectively, of terminating long distance access revenues, less $0.4 and $0.1 million, respectively, of associated affiliation fees from Sprint PCS, and Sprint PCS has asserted its right to recover these revenues net of the affiliation fees. As a result of this ruling, and our assessment of this contingency under SFAS No. 5, "Accounting for Contingencies", the Company recorded a charge to revenues during the quarter ended June 30, 2002 to fully reserve for these amounts. However, we will continue to assess the ability of Sprint, Sprint PCS or other carriers to recover these charges and the Company is continuing to review the availability of defenses it may have against Sprint PCS' claim to recover these revenues.

In May, 2002, putative class action complaints were filed in the United States District Court for the Northern District of Georgia against AirGate PCS, Inc., Thomas M. Dougherty, Barbara L. Blackford, Alan B. Catherall, Credit Suisse First Boston, Lehman Brothers, UBS Warburg LLC, William Blair & Company, Thomas Wiesel Partners LLC and TD Securities. The complaints do not specify an amount or range of damages that the plaintiffs are seeking. The complaints seek class certification and allege that the prospectus used in connection with the secondary offering of Company stock by certain former iPCS shareholders on December 18, 2001 contained materially false and misleading statements and omitted material information necessary to make the statements in the prospectus not false and misleading. The alleged omissions included (i) failure to disclose that in order to complete an effective integration of iPCS, drastic changes would have to be made to the Company's distribution channels, (ii) failure to disclose that the sales force in the acquired iPCS markets would require extensive restructuring and (iii) failure to disclose that the "churn" or "turnover" rate for subscribers would increase as a result of an increase in the amount of sub-prime credit quality subscribers the Company added from its merger with iPCS. On July 15, 2002, certain plaintiffs and their counsel filed a motion seeking appointment as lead plaintiffs and lead counsel. On November 26, 2002, the Court entered an Order requiring the plaintiffs to provide additional information in connection with their Motion for Appointment as Lead Plaintiff and in December 2002, the plaintiffs submitted Declarations in Support of Motion for Appointment of Lead Plaintiff. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend against these claims. However, no assurance can be given as to the outcome of the litigation.

ITEM 4.    Submission Of Matters To A Vote Of Security Holders

None.

                                     PART II

ITEM 5.    Market For Registrant's Common Equity And Related Stockholder Matters

AirGate's common stock has been traded on the Nasdaq National Market under the symbol "PCSA" since September 28, 1999. The following table sets forth, for the periods indicated, the range of high and low sales prices for AirGate's common stock as reported on the Nasdaq National Market.

                                                         Price Range of
                                                          Common Stock
                                                          ------------
                                                      High             Low
                                                      ----             ---
Fiscal Year Ended September 30, 2002:
     Fourth Quarter ..............................  $  1.88          $ 0.39
     Third Quarter ...............................  $ 17.53          $ 0.92
     Second Quarter ..............................  $ 47.97          $ 8.52
     First Quarter ...............................  $ 60.44          $42.20
Fiscal Year Ended September 30, 2001:
     Fourth Quarter ..............................  $ 60.05          $41.75
     Third Quarter ...............................  $ 53.50          $30.88
     Second Quarter ..............................  $ 49.88          $29.44
     First Quarter ...............................  $ 48.00          $21.69

On December 27, 2002, the last reported sales price of AirGate's common stock as reported on the Nasdaq National Market was $0.84 per share. On December 27, 2002, there were 205 holders of record of AirGate's common stock.

AirGate has never declared or paid any cash dividends on its common stock or any other of its securities. AirGate does not expect to pay cash dividends on its capital stock in the foreseeable future. AirGate currently intends to retain its future earnings, if any, to fund the development and growth of its business. AirGate's future decisions concerning the payment of dividends on its common stock will depend upon its results of operations, financial condition and capital expenditure plans, as well as such other factors as the board of directors, in its sole discretion, may consider relevant. In addition, AirGate's existing indebtedness restricts, and AirGate anticipates its future indebtedness may restrict, AirGate's ability to pay dividends.

Recent Sales of Unregistered Securities

On July 11, 2000, Weiss, Peck & Greer Venture Partners Affiliated Funds exercised their warrants to acquire 214,413 shares of AirGate's common stock, at a price of $12.75 per share. The exercise was a cashless exercise, with 40,956 of the 214,413 shares being surrendered to AirGate as payment of the exercise price. The exemption claimed for this issuance is Section 4(2) of the Securities Act of 1933.

On September 14, 2000, Lucent Technologies exercised its warrants to acquire 128,860 shares of AirGate's common stock at a price of $20.40 per share. The exercise was a cashless exercise, with 48,457 of the 128,860 shares being surrendered to AirGate as payment of the exercise price. The exemption claimed for this issuance is Section 4(2) of the Securities Act of 1933.

ITEM 6.    Selected Financial Data

The selected financial data presented below under the captions "Statement of Operations Data," "Other Data," and "Balance Sheet Data" for, and as of the end of, the years ended September 30, 2002, 2001, and 2000, the nine months ended September 30, 1999 and the year ended December 31, 1998 and are derived from the consolidated financial statements of AirGate PCS, Inc. and subsidiaries, which consolidated financial statements have been audited by KPMG LLP, independent certified auditors. The consolidated financial statements as of September 30, 2002 and 2001, and for each of the years in the three-year period ended September 30, 2002, and the report thereon are included herein.

                                                                                                    For the
                                                                                                      Nine
                                                                                                      Months
                                                                                                      Ended    For the Year
                                                              For the Year Ended                    September      Ended
                                                                 September 30,                         30,     December 31,
                                                  -------------------------------------------     ------------ ------------
                                                      2002(1)        2001            2000           1999           1998
                                                      ----           ----            ----           ----           ----
Statement of Operations Data:                              (In thousands except per share subscriber data)
Revenues:
      Service revenue .........................   $    327,365   $    105,976    $      9,746    $       --      $       --
      Roaming revenue .........................        111,162         55,329          12,338            --              --
      Equipment revenue .......................         18,030         10,782           2,981            --              --
                                                  ------------   ------------    ------------    ------------    ------------
            Total revenues ....................        456,557        172,087          25,065            --              --
                                                  ------------   ------------    ------------    ------------    ------------

Operating expenses:
     Cost of services and roaming (exclusive of
       depreciation as shown separately below).       (311,135)      (116,732)        (27,770)           --              --
     Cost of equipment ........................        (43,592)       (20,218)         (5,685)           --              --
     Selling and marketing ....................       (116,521)       (71,617)        (28,357)           --              --
     General and administrative ...............        (25,339)       (15,742)        (14,078)         (5,294)         (2,597)
     Non-cash stock compensation ..............           (769)        (1,665)         (1,665)           (325)           --
     Depreciation .............................        (70,197)       (30,621)        (12,034)           (622)         (1,204)
     Amortization of intangible assets ........        (39,332)           (46)           --              --              --
     Loss on disposal of property and equipment         (1,074)          --              --              --              --
                                                  ------------   ------------    ------------    ------------    ------------
       Operating expenses before impairments...       (607,959)      (256,641)        (89,589)         (6,241)         (3,801)
     Impairment of goodwill (3) ...............       (460,920)          --              --              --              --
     Impairment of property and equipment (3) .        (44,450)          --              --              --              --
     Impairment of intangible assets (3) ......       (312,043)          --              --              --              --
                                                  ------------   ------------    ------------    ------------    ------------
       Total operating expenses ...............     (1,425,372)      (256,641)        (89,589)         (6,241)         (3,801)
                                                  ------------   ------------    ------------    ------------    ------------
     Operating loss ...........................       (968,815)       (84,554)        (64,524)         (6,241)         (3,801)
     Interest income ..........................            590          2,463           9,321
     Interest expense .........................        (57,153)       (28,899)        (26,120)         (9,358)         (1,392)
     Income tax benefit .......................         28,761           --              --              --              --
                                                  ------------   ------------    ------------    ------------    ------------
     Net loss .................................   $   (996,617)  $   (110,990)   $    (81,323)   $    (15,599)   $     (5,193)
                                                  ============   ============    ============    ============    ============
     Basic and diluted net loss per share of
       common stock ...........................   $     (41.96)  $      (8.48)   $      (6.60)   $      (4.57)   $      (1.54)
     Basic and diluted weighted-average
       outstanding common shares ..............     23,751,507     13,089,285      12,329,149       3,414,276       3,382,518
Other Data:
     Number of subscribers at end of period ...        554,833        235,025          56,689            --              --

Statement of Cash Flow Data:

     Cash used in operating activities ........   $    (45,242)  $    (40,850)   $    (41,609)   $     (2,473)   $       (989)
     Cash used in investing activities ........        (78,716)       (71,772)       (152,397)        (15,706)         (2,432)
     Cash provided by (used in) financing
       activities .............................        142,143         68,528          (6,510)        274,783           5,200

                                                                       As of                           As of
                                                                    September 30,                  December 31,
                                                  --------------------------------------------    ------------
                                                  2002(1)      2001          2000       1999         1998
                                                  ----         ----          ----       ----         ----
Balance Sheet Data (at period end):                               (In Thousands)
  Cash and cash equivalents                    $  32,475    $  14,290    $  58,384   $ 258,900   $   2,296
  Total current assets                           129,773       56,446       74,315     261,247       2,774
  Property and equipment, net                    399,155      209,326      183,581      44,206      12,545
  Total assets                                   574,294      281,010      268,948     317,320      15,450
  Total current liabilities (2)                  494,173       61,998       37,677      31,507      16,481
  Long-term debt and capital lease obligations   354,828      266,326      180,727     165,667       7,700
  Stockholders' equity (deficit)                (292,947)     (52,724)      49,873     127,846      (5,350)

(1) On November 30, 2001, AirGate acquired iPCS, Inc. (together with its subsidiaries "iPCS"). The accounts of iPCS are included as of September 30, 2002, and the results of operations subsequent to November 30, 2001.

(2) As a result of an event of default, the iPCS credit facility and iPCS notes have been classified as a current liability.

(3) As a result of fair value assessments performed by a nationally recognized valuation expert, the Company recorded total impairment charges of $817.4 million associated with the impairment of goodwill and tangible and intangible assets related to iPCS.

ITEM 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

This Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A") contains forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our liquidity, the wireless industry, our beliefs and management's assumptions. In addition, other written and oral statements that constitute forward looking statements may be made by us or on our behalf. Such forward looking statements include statements regarding expected financial results and other planned events, including but not limited to, anticipated liquidity, churn rates, ARPU, CPGA and CCPU (all as defined in the Key Operating Metrics), roaming rates, EBITDA (as defined in the Key Operating Metrics), and capital expenditures. Words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "seek", "project," "target," "goal," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. These risks and uncertainties include:

         o        the impact of an iPCS insolvency;

         o the competitiveness and impact of Sprint's pricing plans and PCS products and services;

         o        subscriber credit quality;

         o the ability of Sprint to provide back office billing, subscriber care and other services and the costs of such services;

         o        inaccuracies in data provided by Sprint;

         o new charges and fees, or increased charges and fees, charged by Sprint;

         o        rates of penetration in the wireless industry;

         o        our significant level of indebtedness;

         o        adequacy of bad debt and other allowances;

         o the potential to experience a continued high rate of subscriber turnover;

         o        the potential need for additional sources of liquidity;

         o        anticipated future losses;

         o        subscriber purchasing patterns;

         o        potential fluctuations in quarterly results;

         o        an adequate supply of subscriber equipment;

         o        risks related to future growth and expansion; and

         o        the volatility of the market price of AirGate's common stock.

These and other applicable risks and uncertainties are summarized under the captions "Future Trends That May Affect Operating Results, Liquidity and Capital Resources" included in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" included under "Item 1. Business" of this annual report on Form 10-K and elsewhere in this report.

For a further list of and description of such risks and uncertainties, see the reports filed by us with the SEC. Except as required under federal securities law and the rules and regulations of the SEC, we do have any intention or obligation to update publicly any forward looking statements after distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview

On July 22, 1998, AirGate entered into management and related agreements with Sprint whereby it became the network partner of Sprint with the right to provide 100% digital PCS products and services under the Sprint brand names in AirGate's original territory in the southeastern United States. In January 2000, AirGate began commercial operations with the launch of four markets covering 2.2 million residents in AirGate's territory. By September 30, 2000, AirGate had launched commercial PCS service in all of the 21 basic trading areas, referred to as markets, which comprise AirGate's original territory. On November 30, 2001, AirGate acquired iPCS, a network partner of Sprint with 37 markets in the midwestern states of Michigan, Illinois, Iowa and Nebraska. The acquisition of iPCS increased the total resident population in the Company's markets from approximately 7.1 million to approximately 14.5 million. Additionally, iPCS served 149,119 subscribers as of November 30, 2001. At September 30, 2002, AirGate and iPCS provided Sprint PCS services to 339,139 and 215,694 subscribers, respectively. At September 30, 2002, AirGate had total network coverage of approximately 5.9 million residents and iPCS had total network coverage of approximately 5.6 million residents, of the 7.1 and 7.4 million residents in its respective territory.

Under AirGate's and iPCS' long-term agreements with Sprint, we manage our networks on Sprint's licensed spectrum and have the right to use the Sprint brand names royalty-free during the respective company's PCS affiliation with Sprint. We also have access to Sprint's national marketing support and distribution programs and are generally entitled to buy network equipment and subscriber handsets at the same discounted rates offered by vendors to Sprint based on its large volume purchases. In exchange for these and other benefits, AirGate and iPCS each pay an affiliation fee of 8% of collected revenues to Sprint. We are entitled to 100% of revenues collected from the sale of handsets and accessories and on roaming revenues received when customers of Sprint and Sprint's other network partners make a wireless call on our PCS network.

iPCS is a wholly-owned, unrestricted subsidiary of AirGate. As required by the terms of AirGate's and iPCS' respective outstanding indebtedness, each of AirGate and iPCS conducts its business as a separate corporate entity from the other. AirGate's notes require subsidiaries of AirGate to be classified as either "restricted subsidiaries" or "unrestricted subsidiaries". A restricted subsidiary is defined generally as any subsidiary that is not an unrestricted subsidiary. An unrestricted subsidiary includes any subsidiary which:

         o has been designated an unrestricted subsidiary by the AirGate board of directors,

         o has no indebtedness which provides recourse to AirGate or any of its restricted subsidiaries,

         o is not party to any agreement with AirGate or any of its restricted subsidiaries, unless the terms of the agreement are no less favorable to AirGate or such restricted subsidiary than those that might be obtained from persons unaffiliated with AirGate,

         o is a subsidiary with respect to which neither AirGate nor any of its restricted subsidiaries has any obligation to subscribe for additional equity interests, maintain or preserve such subsidiary's financial condition or cause such subsidiary to achieve certain operating results,

         o has not guaranteed or otherwise provided credit support for any indebtedness of AirGate or any of its restricted subsidiaries, and

         o has at least one director and one executive officer that are not directors or executive officers of AirGate or any of its restricted subsidiaries.

AirGate's notes impose certain affirmative and restrictive covenants on AirGate and its restricted subsidiaries and also include as events of default certain events, circumstances or conditions involving AirGate or its restricted subsidiaries. Because iPCS is an unrestricted subsidiary, the covenants and events of default under AirGate's notes do not generally apply to iPCS.

AirGate's credit facility also imposes certain restrictions on, and applies certain events of default to events, circumstances or conditions involving, AirGate and its subsidiaries. AirGate's senior credit facility, however, expressly excludes iPCS from the definition of "subsidiary." Therefore, these restrictions and events of default applicable to AirGate and its subsidiaries do not generally apply to iPCS.

CRITICAL ACCOUNTING POLICIES

The Company relies on the use of estimates and makes assumptions that impact its financial condition and results. These estimates and assumptions are based on historical results and trends as well as the Company's forecasts as to how these might change in the future. Several of the most critical accounting policies that materially impact the Company's results of operations include:

Allowance for Doubtful Accounts

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection and write-off experience, current trends, credit policies and accounts receivable by aging category. In determining these estimates, the Company compares historical write-offs in relation to the estimated period in which the subscriber was originally billed. The Company also looks at the average length of time that elapses between the original billing date and the date of write-off in determining the adequacy of the allowance for doubtful accounts by aging category. From this information, the Company provides specific amounts to the aging categories. The Company provides an allowance for substantially all receivables over 90 days old. The provision for doubtful accounts as a percentage of service revenues for the years ended September 30 was as follows:

    Provision for Doubtful Accounts
        as % of Service Revenue       AirGate     iPCS      Combined Company
        -----------------------       -------     ----      ----------------
                  2002                 9.4%       5.5%            8.2%
                  2001                 7.7%       N/A              N/A
                  2000                 5.8%       N/A              N/A

The allowance for doubtful accounts as of September 30, 2002 and September 30, 2001 was $11.3 million and $2.8 million, respectively. At September 30, 2002, $6.8 million and $4.5 million was attributable to AirGate and iPCS, respectively. If the allowance for doubtful accounts is not adequate, it could have a material adverse affect on our liquidity, financial position and results of operations.

The Company also reviews current trends in the credit quality of its subscriber base and periodically changes its credit policies. As of September 30, 2002, 35% of the combined Company's, 36% of AirGate's and 35% of iPCS' subscriber base consisted of sub-prime credit quality subscribers. The NDASL and Clear Pay programs and their associated lack of deposit requirements increased the number of sub-prime credit subscribers. These programs are described herein at "Business Overview-Marketing Strategy - Pricing." The Clear Pay II program and its deposit requirements are currently in effect in most of AirGate's and iPCS' markets, which reinstates a deposit requirement of $125 for most sub-prime credit subscribers.

Reserve for First Payment Default Subscribers

The Company reserves a portion of its new subscribers and provides a reduction in revenues from those subscribers that it anticipates will never pay a bill. Using historical information of the percentage of subscribers whose service was cancelled for non-payment without ever making a payment, the Company estimates the number of new subscribers activated in the current period that will never pay a bill. For these subscribers, the Company provides a reduction of revenue and removes them from subscriber additions and churn. As a result, these subscribers are not included in the churn statistics or subscriber count. At September 30, 2002 and September 30, 2001, the Company had approximately 7,126 and 7,811 such subscribers, respectively.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. The Company's revenue recognition polices are consistent with the guidance in Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" promulgated by the Securities and Exchange Commission.

The Company records equipment revenue from the sale of handsets and accessories to subscribers in its retail stores and to local distributors in its territories upon delivery. The Company does not record equipment revenue on handsets and accessories purchased from national third-party retailers such as Radio Shack, Best Buy and Circuit City, or directly from Sprint by subscribers in its territories. The Company believes the equipment revenue and related cost of equipment associated with the sale of wireless handsets and accessories is a separate earnings process from the sale of wireless services to subscribers. For industry competitive reasons, the Company sells wireless handsets at a loss. Because such arrangements do not require a customer to subscribe to the Company's wireless services and because the Company sells wireless handsets to existing customers at a loss, the Company accounts for these transactions separately from agreements to provide customers wireless service.

The Company's subscribers pay an activation fee to the Company when they initiate service. The Company defers activation fee revenue over the average life of its subscribers, which is estimated to be 30 months. The Company recognizes service revenue from its subscribers as they use the service. The Company provides a reduction of recorded revenue for billing adjustments, first payment default customers, late payment fees, and early cancellation fees. The Company also reduces recorded revenue for rebates and discounts given to subscribers on wireless handset sales in accordance with Emerging Issues Task Force ("EITF") Issue No. 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." The Company participates in the Sprint national and regional distribution programs in which national retailers such as Radio Shack, Best Buy and Circuit City sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for Sprint PCS products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Company's Sprint agreements, when a national retailer sells a handset purchased from Sprint to a subscriber in the Company's territories, the Company is obligated to reimburse Sprint for the handset subsidy. The Company does not receive any revenues from the sale of handsets and accessories by national retailers. The Company classifies these handset subsidy charges as a selling and marketing expense for a new subscriber handset sale and classifies these subsidies as a cost of service and roaming for a handset upgrade to an existing subscriber. Handset subsidy charges included in selling and marketing for the years ended September 30, 2002, 2001, and 2000 were $19.1 million, $12.8 million, and $3.7 million, respectively. Excluding sales commissions, handset subsidy upgrade charges in cost of service and roaming for the year ended September 30, 2002 were $4.8 million. The Company did not incur handset subsidy upgrade charges for the years ended September 30, 2001 and 2000.

Sprint retains 8% of collected service revenues from subscribers based in the Company's markets and from non-Sprint subscribers who roam onto the Company's network. The amount of affiliation fees retained by Sprint is recorded as cost of service and roaming. Revenues derived from the sale of handsets and accessories by the Company and from certain roaming services (outbound roaming and roaming revenues from Sprint PCS and its PCS network partner subscribers) are not subject to the 8% affiliation fee from Sprint.

The Company defers direct subscriber activation costs when incurred and amortizes these costs using the straight-line method over 30 months, which is the estimated average life of a subscriber. Direct subscriber activation costs also include credit check fees and loyalty welcome call fees charged to the Company by Sprint and costs incurred by the Company to operate a subscriber activation center.

For the years ended September 30, 2002, 2001 and 2000 the Company recognized approximately $6.3, $3.4 and $0.1 million, respectively, of activation fee revenue. For the years ended September 30, 2002, 2001 and 2000 the Company recognized approximately $3.7, $2.8 and $0.1 million, respectively, of direct subscriber activation costs. As of September 30, 2002, the Company has deferred approximately $15.0 million of subscriber activation fee revenue and $8.4 million of direct subscriber activation costs to future periods.

Impairment of Long-Lived Assets and Goodwill

The Company accounts for long-lived assets and goodwill in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets. The Company recorded a goodwill impairment of $261.2 million and $199.7 million during the quarter ended March 31, 2002 and the quarter ended September 30, 2002, respectively, as a result of these fair value assessments.

Purchase price accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets acquired and liabilities assumed. In recording the purchase of iPCS, the Company engaged a nationally recognized valuation expert to assist in determining the fair value of these assets and liabilities. Included in the asset valuation for this purchase was the valuation of three intangible assets: the iPCS subscriber base, non-compete agreements for certain former iPCS employees, and the right to be the exclusive provider of Sprint PCS products and services in the 37 markets in which iPCS operates. For the subscriber base, the non-compete agreements, and the right to provide Sprint PCS products and services in the iPCS territory, finite useful lives of 30 months, six months and 205 months, respectively, have been assigned. The Company evaluates its intangible assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the quarter ended September 30, 2002, the Company recorded impairments of $312.0 million associated with iPCS' right to provide service under the Sprint agreements and the acquired subscriber base and an asset impairment of $44.5 million associated with property and equipment of iPCS.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Boards ("FASB") issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS No. 123. The Company currently does not anticipate adopting the provisions of SFAS No. 148.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS No. 146 by the Company on October 1, 2002 is not expected to have a material impact on the Company's financial position, results of operations or cash flows as the Company has not recorded any significant restructurings in past periods, but the adoption may impact the timing of charges in future periods.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The adoption of SFAS No. 145 by the Company on October 1, 2002 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The Company occasionally offers rebates to subscribers that purchase wireless handsets in its retail stores. The Company's historical policy regarding the recognition of these rebates in the consolidated statement of operations is a reduction in the revenue recognized on the sale of the wireless handset by an estimate of the amount of rebates expected to be redeemed. The Company's policy is in accordance with the guidance set forth in EITF 01-9. Therefore, the adoption of EITF 01-9 by the Company on January 1, 2002 did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company elected early adoption of SFAS No. 144 as of the beginning of its fiscal year on October 1, 2001. The Company's adoption of SFAS No. 144 did not have a material impact on the Company's financial position, results of operations or cash flows. However, as discussed in note 2 to the financial statements, the application of the provisions of SFAS No. 144 resulted in a $356.5 million impairment during the quarter ended September 30, 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 by the Company on October 1, 2002 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company met the criteria for early application and adopted SFAS No. 142 on October 1, 2001. The Company's adoption of the provisions of SFAS No. 142 did not have a material impact on the Company's financial position, results of operations or cash flows. However, as discussed in note 2 to the financial statements, the application of SFAS No. 142 resulted in an impairment charge of $460.9 million during the fiscal year ended September 30, 2002.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The Company adopted SFAS No. 141 as of July 1, 2001, prior to

AirGate recording any significant business acquisitions and such adoption did not have a material impact on the Company's financial position, results of operation or cash flows.

Key Operating Metrics

Terms such as subscriber net additions, average revenue per user, churn, cost per gross addition and cash cost per user are important operating metrics used in the wireless telecommunications industry. Terms such as EBITDA are financial measures used by many companies. None of these terms, including EBITDA, are measures of financial performance under accounting principles generally accepted in the United States ("GAAP"). As an indicator of the Company's operating performance or liquidity, EBITDA should not be considered an alternative to, or more meaningful than, net income, cash flow or operating loss as determined in accordance with GAAP. EBITDA and these other terms as used by the Company may not be comparable to a similarly titled measure of another company.

The following terms used in this report have the following meanings:

"EBITDA" means earnings before other income, interest, taxes, non-cash stock compensation expense, depreciation, amortization of intangibles, loss on disposal of property and equipment and impairment losses. The definition has changed over time as the Company has introduced new line items in its income statement that are excluded from EBITDA.

"ARPU" summarizes the average monthly service revenue per user, excluding roaming revenue. ARPU is computed by dividing service revenue for the period by the average subscribers for the period, which is net of an adjustment for first payment default subscribers.

"Churn" is the monthly rate of subscriber turnover that both voluntarily and involuntarily discontinued service during the month, expressed as a percentage of the total subscriber base. Churn is computed by dividing the number of subscribers that discontinued service during the month, net of 30 day returns and an adjustment for estimated first payment default subscribers, by the average total subscriber base for the period.

"CPGA" summarizes the average cost to acquire new subscribers during the period. CPGA is computed by adding the income statement components of selling and marketing, cost of equipment and activation costs (which are included as a component of cost of service) and reducing that amount by the equipment revenue recorded. That net amount is then divided by the total new subscribers acquired during the period, reduced by a provision for first payment default subscribers.

"CCPU" is a measure of the cash costs to operate the business on a per user basis consisting of subscriber support, network operations, service delivery, roaming expense, bad debt expense, wireless handset upgrade subsidies and other general and administrative costs, divided by average subscribers for the period, which is net of an adjustment for first payment default subscribers.

The table below sets forth below key metrics for the Company for the years ended September 30, 2000, 2001 and 2002. For the year ended September 30, 2002, these metrics are shown separately for each of AirGate, iPCS and the combined Company.

                                                                  Fiscal Year Ended September 30,
                                     -------------------------------------------------------------------------------------------
                                       2000               2001                                     2002
                                       ----               ----         ---------------------------------------------------------
                                     (AirGate)          (AirGate)           AirGate              iPCS           Combined Company
                                     ---------          ---------           -------              ----           ----------------
Subscriber Gross Additions               62,007            233,390             247,221            127,028              374,249
Subscriber Net Additions                 56,689            178,336             104,116             66,072              170,188*
Total Subscribers                        56,689            235,025             339,139            215,694              554,833
ARPU                                        $59                $62                 $61                $55                  $59
Churn                                     2.75%              2.76%               3.53%              2.98%                3.35%
CPGA                                       $501               $361                $386               $387                 $386
CCPU                                       $162                $76                 $59                $61                  $60
Capital Expenditures               $152,397,000        $71,270,000         $41,338,000        $55,722,000          $97,060,000
EBITDA                             $(50,825,000)      $(52,222,000)       $(14,860,000)      $(25,170,000)        $(40,030,000)

-----
*Includes net additions from iPCS on a pro forma basis.

The reconciliation of EBITDA to our reported operating loss, as determined in accordance with GAAP, is as follows (in thousands):

                                                                  Fiscal Year Ended September 30,
                                     -------------------------------------------------------------------------------------------
                                       2000               2001                                     2002
                                       ----               ----         ---------------------------------------------------------
                                     (AirGate)          (AirGate)           AirGate              iPCS           Combined Company
                                     ---------          ---------           -------              ----           ----------------
EBITDA                                 $(50,825)          $(52,222)           $(14,860)          $(25,170)            $(40,030)
  Non-cash stock compensation
  expense                                (1,665)            (1,665)               (769)                 -                 (769)
  Depreciation                          (12,034)           (30,621)            (40,678)           (29,519)             (70,197)
  Amortization of intangible
  assets                                      -                (46)            (35,803)            (3,529)             (39,332)
  Impairment of goodwill                      -                  -            (452,860)            (8,060)            (460,920)
  Impairment of property and
  equipment                                   -                  -                   -            (44,450)             (44,450)
  Impairment of intangible
  assets                                      -                  -            (312,043)                 -             (312,043)
  Loss on disposal of property
  and equipment                               -                  -              (1,074)                 -               (1,074)
                                        --------           --------           ---------          ---------            ---------
Operating Loss                         $(64,524)          $(84,554)          $(858,087)         $(110,728)           $(968,815)
                                        ========           ========           =========          =========            =========

The tables below also show quarterly key operating metrics for each of the four quarters in fiscal 2002 for each of AirGate, iPCS and the combined Company. This information is provided to show the most recent trends in these key operating metrics. The results for any quarter are not necessarily indicative of results for any future period.

                                     AirGate
                                     -------

                                                                     Quarter Ended
                                  ------------------------------------------------------------------------------
                                     12/31/01               3/31/02              6/30/02             9/30/02
                                     --------               -------              -------             --------
Subscriber Gross Additions               83,012                68,404               47,529               48,276
Subscriber Net Additions                 54,820                36,055               11,404                1,836
Total Subscribers                       289,844               325,899              337,303              339,139
ARPU                                        $60                   $63                  $57                  $63
Churn                                      3.19%                 3.18%                3.33%                4.30%
CPGA                                       $345                  $321                 $432                 $505
CCPU                                        $64                   $55                  $56                  $63
Bad Debt Expense                          11.88%                10.35%                9.02%                7.11%
Capital Expenditures                 $3,246,000           $17,793,000          $11,241,000           $9,058,000
EBIDTA                             $(14,637,000)           $1,102,000           $3,237,000          $(4,562,000)
Operating Loss                     $(28,350,000)        $(282,447,000)        $(16,955,000)       $(530,335,000)

                                      iPCS
                                      ----

                                                                     Quarter Ended
                                  -------------------------------------------------------------------------------
                                     12/31/01             3/31/02              6/30/02               9/30/02
                                     --------             -------              -------               --------
Subscriber Gross Additions               17,681               32,145               32,370                44,832
Subscriber Net Additions                 13,892               16,954               14,675                20,551
Total Subscribers                       163,514              180,468              195,143               215,694
ARPU                                        $55                  $56                  $54                   $55
Churn                                      2.13%                2.61%                2.92%                 3.60%
CPGA                                       $365                 $359                 $443                  $374
CCPU                                        $77                  $60                  $60                   $59
Bad Debt Expense                          12.98%                6.66%                7.77%                 0.65%
Capital Expenditures                 $3,880,000          $23,604,000          $17,641,000           $10,597,000
EBIDTA                              $(6,051,000)         $(7,887,000)         $(6,886,000)          $(4,346,000)
Operating Loss                      $(8,374,000)        $(16,409,000)        $(17,637,000)         $(68,308,000)

                                Combined Company
                                ----------------

                                                                     Quarter Ended
                                  -------------------------------------------------------------------------------
                                    12/31/01              3/31/02               6/30/02              9/30/02
                                    --------              -------               -------              -------
Subscriber Gross Additions              100,693              100,549                79,899               93,108
Subscriber Net Additions*                68,712               53,009                26,079               22,387
Total Subscribers                       453,358              506,367               532,446              554,833
ARPU                                        $59                  $60                   $56                  $60
Churn                                      2.30%                2.97%                 3.19%                4.04%
CPGA                                       $349                 $333                  $437                 $442
CCPU                                        $66                  $57                   $57                  $61
Bad Debt Expense                          12.05%                9.12%                 8.59%                4.89%
Capital Expenditures                 $7,126,000          $41,397,000           $28,882,000          $19,655,000
EBITDA                             $(20,688,000)         $(6,785,000)          $(3,649,000)         $(8,908,000)
Operating Loss                     $(36,724,000)       $(298,856,000)         $(34,592,000)       $(598,643,000)

-----
*Includes net additions from iPCS on a pro forma basis.

Results of Operations

The following discussion of the results of operations includes the results of operations of iPCS subsequent to November 30, 2001.

For the year ended September 30, 2002 compared to the year ended September 30, 2001:

Subscriber Net Additions

As of September 30, 2002, the Company provided personal communication services to 554,833 subscribers compared to 235,025 subscribers as of September 30, 2001, an increase of 319,808 subscribers. The increased net subscribers include 149,622 subscribers acquired from iPCS on November 30, 2001. For the year ended September 30, 2002, the Company added 104,115 net new AirGate subscribers and 66,072 net new iPCS subscribers. The increase in net subscribers is due primarily to subscribers attracted from other wireless carriers and demand for wireless services from new subscribers.

The Company does not include in its subscriber base an estimate of first payment default subscribers. At September 30, 2002 and 2001, the estimated first payment default subscribers were 7,126 and 7,811, respectively. Estimated first payment default subscribers at September 30, 2002 for AirGate and iPCS were 3,717 and 3,409, respectively.

Subscriber Gross Additions

Subscriber gross additions for the years ended September 30, 2002 and 2001 were 374,249 and 233,390, respectively. For the year ended September 30, 2002, subscriber gross additions from AirGate and iPCS were 247,221 and 127,028, respectively. The increase in subscriber gross additions were attributable to the acquisition of iPCS and the removal of deposit requirements in the NDASL and certain Clear Pay programs, additional network build out and retail sales distribution from AirGate.

Average Revenue Per User

For the years ended September 30, 2002 and 2001, ARPU was $59 and $62, respectively. For the year ended September 30, 2002, iPCS had an ARPU of $55, compared to $61 for AirGate. The decrease in ARPU for the Company is primarily the result of the acquisition of iPCS, cessation of recognizing terminating access revenue and declines in the average monthly recurring revenue per user. Until March 2002, the Company recorded terminating long-distance access revenues billed by Sprint PCS to long distance carriers. Sprint PCS has made a claim to these historical revenues based upon its current litigation with AT&T and other long distance carriers. While we continue to examine rights we may have against Sprint PCS, the Company recorded a reserve to accrue for terminating access charges previously paid by Sprint on behalf of long distance carriers and for which Sprint PCS has made a claim.

Churn

Churn for the year ended September 30, 2002 was 3.4%, compared to 2.8% for the year ended September 30, 2001. For the year ended September 30, 2002, churn attributable to AirGate and iPCS was 3.5% and 3.0%, respectively. The increase in churn is primarily a result of an increase in the number of sub-prime credit quality subscribers whose service was involuntarily discontinued during the period. Without the subscriber reserve, churn for the year ended September 30, 2002 and 2001 would be

4.0% and 2.8%, respectively. Churn without the subscriber reserve for the year ended September 30, 2002 attributable to AirGate and iPCS would be 4.2% and 3.6%, respectively.

Cost Per Gross Addition

CPGA was $386 for the year ended September 30, 2002, compared to $361 for the year ended September 30, 2001. For the year ended September 30, 2002, CPGA for AirGate and iPCS was $386 and $387, respectively. The increase in CPGA is the result of greater handset sales incentives, rebates and marketing costs.

Cash Cost Per User

CCPU was $60 for the year ended September 30, 2002, compared to $76 for the year ended September 30, 2001. For the year ended September 30, 2002, CCPU for AirGate and iPCS was $59 and $61, respectively. The decrease in CCPU is the result of the fixed network and administrative support costs of CCPU being spread over a greater number of average subscribers, including those acquired in the merger with iPCS.

Revenues

We derive our revenue from the following sources:

         Service. We sell wireless personal communications services. The various types of service revenue associated with wireless communications services include monthly recurring access and feature charges and monthly non-recurring charges for local, wireless long distance and roaming airtime usage in excess of the subscribed usage plan.

         Equipment. We sell wireless personal communications handsets and accessories that are used by our subscribers in connection with our wireless services. Equipment revenue is derived from the sale of handsets and accessories from Company owned stores, net of sales incentives, rebates and an allowance for returns. The Company's handset return policy allows subscribers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to the Company, the Company may be able to reissue the handsets to subscribers at little additional cost. However, when handsets are returned to Sprint for refurbishing, the Company receives a credit from Sprint, which is less than the amount originally paid for the handset.

         Roaming. The Company receives roaming revenue at a per-minute rate from Sprint and other Sprint PCS network partners when Sprint PCS subscribers from outside of the Company's territory use the Company's network, which accounted for 93% of the roaming revenue recorded for the year ended September 30, 2002. The Company pays the same reciprocal roaming rate when subscribers from our territories use the network of Sprint or its other PCS network partners. The Company also receives non-Sprint roaming revenue when subscribers of other wireless service providers who have roaming agreements with Sprint roam on the Company's network.

Service revenue and equipment revenue was $327.4 million and $18.0 million, respectively, for the year ended September 30, 2002, compared to $106.0 million and $10.8 million, respectively, for the year ended September 30, 2001, an increase of $221.4 million and $7.2 million, respectively. For the year ended September 30, 2002, service revenue attributable to AirGate and iPCS was $226.5 million and $100.9 million, respectively. These increased revenues reflect the substantially higher average number of subscribers using the Company's network, including subscribers acquired in the iPCS acquisition. For the year ended September 30, 2002, the Company's service revenue was reduced because the Company did not record revenues from terminating long-distance access charges. In addition, the Company recorded a revenue adjustment for terminating long-distance access revenue previously paid to the Company by Sprint PCS on behalf of long distance carriers. Sprint PCS has made a claim to these historical revenues that were previously paid by Sprint PCS to Company for the period from January 2000 to March 2002. Terminating access revenue for which the Company provided a revenue adjustment was approximately $2.0 million for the period January 2000 to September 2001. Revenue adjustments for terminating access revenue attributable to AirGate and iPCS for the year ended September 30, 2002 was $4.3 million and $1.1 million, respectively.

The Company recorded roaming revenue of $111.2 million during the year ended September 30, 2002 (see roaming expense in Cost of Service and Roaming below), compared to $55.3 million for the year ended September 30, 2001, an increase of $55.9 million. The increase is attributable to the larger wireless subscriber base for Sprint and other Sprint PCS network partners, the additional covered territory acquired with iPCS, increased roaming revenue to iPCS from Verizon Wireless and increased roaming revenue from other third-party carriers, PCS partially offset by a lower average roaming rate. For the year ended September 30, 2002, roaming revenue from Sprint and its PCS network partners was $103.1 million, or 93% of the roaming revenue recorded. For the year ended September 30, 2002, roaming revenue from Sprint and its PCS network partners attributable to AirGate and iPCS was $70.0 million and $33.1 million, respectively.

The reciprocal roaming rate among Sprint and its PCS network partners, including the Company, has declined over time, from $0.20 per minute of use prior to June 1, 2001, to $0.10 per minute of use in 2002. See "Sprint Relationship and Agreements -The Management Agreements--Service pricing, roaming and fees." Sprint has notified the Company that it intends to reduce the reciprocal roaming rate to $0.058 per minute of use in 2003. Based upon 2002 historical roaming data, a reduction in the reciprocal roaming rate for $0.058 per minute would have reduced roaming revenue by approximately $36 million ($23.0 million for AirGate and $13.0 million for iPCS) per year, and reduced roaming expense by approximately $26 million ($16.0 million for AirGate and $10.0 million for iPCS) per year.

Cost of Service and Roaming

Cost of service and roaming principally consists of costs to support the Company's subscriber base including:

         o        Roaming expense,

         o network operating costs (including salaries, cell site lease payments, fees related to the connection of the Company's switches to the cell sites that they support, inter-connect fees and other expenses related to network operations),

         o back office services provided by Sprint such as customer care, billing and activation,

         o the 8% of collected service revenue representing the Sprint affiliation fee,

         o long distance expense relating to inbound roaming revenue and the Company's own subscriber's long distance usage and roaming expense when subscribers from the Company's territory place calls on Sprint's network,

         o bad debt related to estimated uncollectible accounts receivable, and

         o wireless handset subsidies on existing subscriber upgrades through national third-party retailers.

The cost of service and roaming was $311.1 million for the year ended September 30, 2002, compared to $116.7 million for the year ended September 30, 2001, an increase of $194.4 million. For the year ended September 30, 2002, cost of service and roaming attributable to AirGate and iPCS was $203.2 million and $107.9 million, respectively. The increase in the cost of service and roaming is attributable to the increase in the number of subscribers due to the acquisition of iPCS and additional subscriber growth.

Roaming expense included in the cost of service and roaming was $85.5 million for the year ended September 30, 2002, compared to $35.4 million for the year ended September 30, 2001, an increase of $50.6 million as a result of the substantial increase in the Company's subscriber base, the acquired iPCS subscriber base and an increase in the average roaming minutes per month for each subscriber, partially offset by a lower average rate per minute. 92% and 88% of the cost of roaming was attributable to Sprint and its network partners for the years ended September 30, 2002 and 2001, respectively. For the year ended September 30, 2002, roaming expense attributable to AirGate and iPCS was $57.3 million and $28.2 million, respectively. As discussed above, the per-minute rate the Company pays Sprint when subscribers from the Company's territory roam onto the Sprint network decreased beginning June 1, 2001 for AirGate and January 1, 2002 for iPCS.

Bad debt included in the cost of service and roaming was $26.9 million for the year ended September 30, 2002, compared to $10.9 million for the year ended September 30, 2001, an increase of $16.0 million. This increase in bad debt expense is attributable to the acquisition of iPCS and the increase in payment defaults resulting from the increase in sub-prime credit quality customers.

For the year ended September 30, 2002, the network operating costs were $85.8 million, compared to $37.5 million at September 30, 2001, an increase of $48.3 million. This increase resulted from the acquisition of iPCS and its subscriber base and network assets. The Company was supporting 554,833 subscribers at September 30, 2002, compared to 235,025 subscribers at September 30, 2001. At September 30, 2002, the Company's network, including the territory of iPCS, consisted of 1,435 active cell sites and seven switches compared to 719 active cell sites and four switches at September 30, 2001. There were approximately 144 employees performing network operations functions at September 30, 2002, compared to 79 employees at September 30, 2001.

At September 30, 2002, the number of subscribers at AirGate and iPCS was 339,139 and 215,694, respectively. The number of active cell sites at September 30, 2002 for AirGate and iPCS was 802 and 633, respectively. The number of employees performing network operations functions at September 30, 2002 for AirGate and iPCS was 89 and 55, respectively.

Excluding sales commissions, the Company experienced approximately $4.8 million associated with wireless handset upgrade costs for the year ended September 30, 2002. The Company did not experience wireless handset upgrade costs during the year ended September 30, 2001.

Cost of Equipment

We purchase handsets and accessories to resell to our subscribers for use in connection with our services. Because we subsidize the sale of handsets to remain competitive in the marketplace, the cost of handsets is higher than the resale price to the subscriber. Cost of equipment was $43.6 million for the year ended September 30, 2002, and $20.2 million for year ended September 30, 2001, an increase of $23.4 million. This increase is attributable to the increase in the number of subscribers added during the period, including subscribers added as a result of the iPCS acquisition, as cost of equipment includes the cost of handsets and accessories sold to subscribers from the Company's stores. For the year ended September 30, 2002, cost of equipment attributable to AirGate and iPCS was $27.5 million and $16.1 million, respectively.

Selling and Marketing

Selling and marketing expenses include retail store costs such as salaries and rent in addition to promotion, advertising and commission costs, and handset subsidies on units sold by national third-party retailers for which the Company does not record revenue. Under the management agreements with Sprint, when a national retailer sells a handset purchased from Sprint to a subscriber from the Company's territories, the Company is obligated to reimburse Sprint for the handset subsidy that Sprint originally incurred. The national retailers sell Sprint wireless services under the Sprint brands and marks. The Company incurred selling and marketing expenses of $116.5 million during the year ended September 30, 2002, compared to $71.6 million in the year ended September 30, 2001, an increase of $44.9 million. For the year ended September 30, 2002, selling and marketing expense attributable to AirGate and iPCS was $79.0 million and $37.5 million, respectively. For the year ended September 30, 2002, national third-party handset subsidy costs attributable to AirGate and iPCS was $11.7 million and $7.4 million, respectively. Handset subsidies on units sold by third parties totaled approximately $19.1 million for the year ended September 30, 2002, compared to $12.8 million for the year ended September 30, 2001, an increase of $6.3 million that is attributable to the acquisition of iPCS and increased subscriber additions.

At September 30, 2002, there were approximately 710 employees performing sales and marketing functions, compared to 388 employees as of September 30, 2001. The majority of the increase in employees is a result of the acquisition of iPCS. At September 30, 2002, employees performing sales and marketing functions for AirGate and iPCS was approximately 480 and 230, respectively. Selling and marketing expenses include retail store costs such as salaries and rent in addition to promotion, advertising and commission costs, and handset subsidies on units sold by national third-party retailers for which the Company does not record revenue. Under the management agreements with Sprint, when a national retailer sells a handset purchased from Sprint to a subscriber from the Company's territories, the Company is obligated to reimburse Sprint for the handset subsidy that Sprint originally incurred. The national retailers sell Sprint wireless services under the Sprint brands and marks.

General and Administrative

For the year ended September 30, 2002, the Company incurred general and administrative expenses of $25.3 million, compared to $15.7 million for the year ended September 30, 2001, an increase of $9.6 million. This increase resulted from the growth in the number of employees and service providers providing general and administrative services and the acquisition of iPCS. Of the 973 employees at September 30, 2002, approximately 126 employees were performing corporate support functions compared to 62 employees as of September 30, 2001. For the year ended September 30, 2002, general and administrative expense attributable to AirGate and iPCS was $17.6 million and $7.7 million, respectively.

Non-Cash Stock Compensation

Non-cash stock compensation expense was $0.8 million for the year ended September 30, 2002, and $1.7 million for the year ended September 30, 2001. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Unearned stock compensation is recorded for the difference between the exercise price and the fair market value of the Company's common stock and restricted stock at the date of grant and is recognized as non-cash stock compensation expense in the period in which the related services are rendered.

Depreciation

We capitalize network development costs incurred to ready our network for use and costs to build-out our retail stores and office space. Depreciation of these costs begins when the equipment is ready for its intended use and is amortized over the estimated useful life of the asset. For the year ended September 30, 2002, depreciation increased to $70.2 million, compared to $30.7 million for the year ended September 30, 2001, an increase of $39.5 million. The increase in depreciation expense relates primarily to additional network assets placed in service in 2002 and 2001 and approximately $29.5 million of depreciation from the acquired iPCS property and equipment. During the fiscal fourth quarter of 2002, the Company placed into service the 1XRTT network hardware costs in association with the commercial launch of 1XRTT. For the year ended September 30, 2002, depreciation attributable to AirGate and iPCS was $40.7 million and $29.5 million, respectively.

The Company incurred capital expenditures of $97.1 million in the year ended September 30, 2002, which included approximately $7.1 million of capitalized interest, compared to capital expenditures of $71.3 million and capitalized interest of $2.9 million in the year ended September 30, 2001. Capital expenditures incurred by AirGate and iPCS were $41.4 million and $55.7 million, respectively, for the year ended September 30, 2002.

Amortization of Intangible Assets

Amortization of intangible assets relates to the amounts recorded from the iPCS acquisition for the acquired subscriber base, non-competition agreements, and the right to provide service under iPCS' Sprint agreements. Amortization for the year ended September 30, 2002, was approximately $39.3 million. Amortization of intangible assets for the year ended September 30, 2002 was attributable to AirGate as the Company did not elect pushdown accounting for the acquisition of iPCS.

Loss on Disposal of Property and Equipment

For the year ended September 30, 2002, the Company recognized a loss of $1.1 million on disposal of property and equipment. This loss is the result of the abandonment of eleven cell sites in AirGate's territory that were in process of being constructed.

Goodwill Impairment

The wireless telecommunications industry experienced significant declines in market capitalization throughout most of 2002. These significant declines in market capitalization resulted from concerns surrounding anticipated weakness in future subscriber growth, increased subscriber churn, anticipated future lower ARPU and liquidity concerns. As a result of these industry trends, the Company experienced significant declines in its market capitalization subsequent to its acquisition of iPCS. Additionally, there have been adverse changes to the strategic business plan for iPCS. These changes include lower new subscribers, lower ARPU, higher churn, increased service and pass through costs from Sprint and lower roaming margins from Sprint. Wireless industry acquisitions subsequent to the Company's acquisition of iPCS have been valued substantially lower on a price per population and price per subscriber basis. As a result of these transactions and industry trends, the Company believed that the fair value of iPCS and its assets had been reduced. Accordingly, the Company engaged a nationally recognized valuation expert on two occasions during 2002 to perform fair value assessments of iPCS. The Company recorded a goodwill impairment of approximately $261.2 million and $199.7 million during the quarter ended March 31, 2002 and the quarter ended September 30, 2002, respectively, as a result of these fair value assessments. The total goodwill impairment for the year ended September 30, 2002 was $460.9 million.

Impairment of Fixed Assets

During the quarter ended September 30, 2002, the Company recorded an asset impairment of $44.5 million associated with the fixed assets (principally wireless networking infrastructure) of iPCS. This impairment was recorded under the requirements of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." As discussed above, this impairment arose from significant adverse changes to the business plan for iPCS as well as a generally weak secondary market for telecommunications equipment. Accordingly, the Company engaged a nationally recognized valuation expert to determine the fair value of the assets which were valued at $185.4 million as of September 30, 2002.

Impairment of Intangible Assets

The Company recorded an intangible asset impairment of $305.4 million associated with iPCS' right to provide services under the Sprint agreements. The right to provide service under iPCS' Sprint agreements was recorded by the Company as a result of the purchase price allocation for the acquisition of iPCS. The original value and life assigned to this intangible was $323.3 million and 205 months, respectively. As discussed previously in the goodwill impairment section, this impairment arose from significant adverse changes to the business plan for iPCS. Accordingly, the Company adjusted the carrying value of the right to provide services under the Sprint agreements to its fair value at September 30, 2002. The Company engaged a nationally recognized valuation expert to determine the fair value of the right to provide services under the Sprint agreements.

Interest Income

For the year ended September 30, 2002, interest income was $0.6 million, compared to $2.5 million for the year ended September 30, 2001. The Company had higher average cash and cash equivalent balances and higher average interest rates on deposits for the year ended September 30, 2001, which resulted in higher interest income for year ended September 30, 2001, when compared to the year ended September 30, 2002. For the year ended September 30, 2002, interest income attributable to AirGate and iPCS was $0.2 million and $0.4 million, respectively.

Interest Expense

For the year ended September 30, 2002, interest expense was $57.2 million, compared to $28.9 million for the year ended September 30, 2001, an increase of $28.3 million. The increase is primarily attributable to increased debt related to the iPCS notes, accreted interest on the AirGate notes and increased borrowings under the AirGate and iPCS credit facilities, partially offset by lower commitment fees on undrawn balances of the AirGate credit facility, and a lower interest rate on variable rate borrowings under the AirGate credit facility. The Company had borrowings of $709.8 million as of September 30, 2002, including debt of iPCS, compared to $266.3 million at September 30, 2001. For the year ended September 30, 2002, interest expense attributable to AirGate and iPCS was $34.3 million and $22.9 million, respectively.

Income Tax Benefit

Income tax benefits of $28.8 million were recognized for the year ended September 30, 2002. Income tax benefits will be recognized in the future only to the extent management believes recoverability of deferred tax assets is more likely than not.

Net Loss

For the year ended September 30, 2002, the net loss was $996.6 million, an increase of $802.7 million from a net loss of $193.9 million for the year ended September 30, 2001. The increase was attributable to the results of operations of iPCS, which had a reported net loss of $133.2 million, the goodwill impairment associated with AirGate's investment in iPCS of $460.9 million, the fixed asset impairment associated with AirGate's investment in iPCS of $44.5 million, and the intangibles impairment associated with AirGate's investment in iPCS of $312.0 million. For the year ended September 30, 2002, net loss attributable to AirGate and iPCS was $863.4 million and $133.2 million, respectively.

For the year ended September 30, 2001 compared to the year ended September 30, 2000:

Subscriber Gross Additions

Subscriber gross additions for the years ended September 30, 2001 and 2000 were 233,390 and 62,007, respectively. The increase in subscriber gross additions was attributable to additional network build out and retail sales distribution from AirGate and the removal of the deposit for subscribers selecting the NDASL plan.

Subscriber Net Additions

As of September 30, 2001, the Company provided personal communication services to 235,025 subscribers compared to 56,689 subscribers as of September 30, 2000, an increase of 178,336 net subscribers. At September 30, 2001 and 2000 the estimated first payment default subscribers were 7,811 and 0, respectively. The increase in net subscribers acquired during the year ended September 30, 2001 was attributable to having all of the Company's 21 markets fully launched during fiscal 2001 and increased demand for wireless services in the United States.

Average Revenue Per User

For the year ended September 30, 2001, ARPU was $62. For the year ended September 30, 2000, ARPU was $59. The increase in ARPU primarily resulted from subscribers selecting rate plans with higher monthly recurring charges.

Churn

Churn for the year ended September 30, 2001 was 2.8%, the same as for the year ended September 30, 2000. Without the subscriber reserve, churn for each of the years ended September 30, 2001 and 2000 would have been 2.8%.

Cost Per Gross Addition

CPGA was $361 for the year ended September 30, 2001, compared to $501 for the year ended September 30, 2000. The decrease in CPGA was the result of greater gross subscriber additions covering the fixed cost components of CPGA such as advertising, salaries and store rents.

Cash Cost Per User

CCPU was $76 for the year ended September 30, 2001 compared to $162 for the year ended September 30, 2000. The decrease in CCPU was the result of the fixed network and administrative support costs of CCPU being spread over a greater number of average subscribers.

Revenues

Service revenue, roaming revenue and equipment revenue were $106.0 million, $55.3 million and $10.8 million, respectively, for the year ended September 30, 2001, compared to $9.7 million, $12.3 million and $3.0 million, respectively, for the year ended September 30, 2000, an increase of $96.3 million, $43.0 million and $7.8 million, respectively. These increased revenues reflected all of the Company's markets being commercially operational in fiscal year 2001. In fiscal year 2000, our markets were being launched in phases and were not operational on a full fiscal year basis.

Cost of Service and Roaming

The cost of service and roaming was $116.7 million for the year ended September 30, 2001, compared to $27.8 million for the year ended September 30, 2000, an increase of $88.9 million. Roaming expense included in the cost of service and roaming was $35.4 million for the year ended September 30, 2001, compared to $2.5 million for the year ended September 30, 2000, an increase of $32.9 million resulting from the substantial increase in the Company's subscriber base.

The Company was supporting 235,025 subscribers at September 30, 2001, compared to 56,689 subscribers at September 30, 2000. At September 30, 2001, the Company's network consisted of 719 active cell sites and four switches compared to 567 active cell sites and three switches at September 30, 2000. There were approximately 79 employees performing network operations functions at September 30, 2001, compared to 59 employees at September 30, 2000.

The Sprint affiliation fee totaled $7.6 million in the year ended September 30, 2001, compared to $0.8 million for the year ended September 30, 2000, a $6.8 million increase related to the growth in service revenues. Fees paid to Sprint for customer support and retention totaled $15.5 million for the year ended September 30, 2001, compared to $1.5 million at September 30, 2000. Long distance fees paid to Sprint totaled $6.5 million for the year ended September 30, 2001, compared to $1.1 million at September 30, 2000. The increases for customer support and retention and long distance fees resulted from the increase in the Company's subscriber base.

Cost of Equipment

Cost of equipment was $20.2 million for the year ended September 30, 2001, and $5.7 million for the year ended September 30, 2000, an increase of $14.5 million. This increase was attributable to the increase in the number of subscribers.

Selling and Marketing

The Company incurred selling and marketing expenses of $71.6 million during the year ended September 30, 2001 compared to $28.4 million in the year ended September 30, 2000, an increase of $43.2 million. At September 30, 2001, there were approximately 388 employees performing sales and marketing functions, compared to 246 employees as of September 30, 2000. A net 178,336 subscribers were added in the year ended September 30, 2001 compared to 56,689 net subscribers added in the year ended September 30, 2000. Handsets subsidies on units sold by third parties totaled $12.8 million for the year ended September 30, 2001, compared to $3.7 million for the year ended September 30, 2000, an increase of $9.1 million.

General and Administrative

For the year ended September 30, 2001, the Company incurred expenses of $15.7 million, compared to $14.1 million for the year ended September 30, 2000, an increase of $1.6 million. Increased compensation and benefit amounts related to the growth in employees were partially offset by lower amounts earned under the retention bonus agreement with our chief executive officer. Of the 529 employees at September 30, 2001, approximately 62 employees were performing corporate support functions compared to 36 employees as of September 30, 2000.

Non-Cash Stock Compensation

Non-cash stock compensation expense was $1.7 million for each of the years ended September 30, 2001 and 2000.

Depreciation

For the year ended September 30, 2001, depreciation and amortization expense increased to $30.6 million, compared to $12.0 million for the year ended September 30, 2000, an increase of $18.6 million. The increase in depreciation and amortization expense related primarily to the completion of our network build-out during fiscal year 2000 to support the Company's commercial launch. The Company incurred capital expenditures of $56.1 million in the year ended September 30, 2001, which included approximately $2.9 million of capitalized interest compared to capital expenditures of $151.4 million and capitalized interest of $5.9 million in the year ended September 30, 2000.

Interest Income

For the year ended September 30, 2001, interest income was $2.5 million compared to $9.3 million for the year ended September 30, 2000, a decrease of $6.8 million. The Company had higher cash and cash equivalent balances for the year ended September 30, 2000, resulting from the higher amount of proceeds that remained from our September 1999 equity and debt offerings. As capital expenditures were required to complete the build-out of the Company's PCS network, and as working capital and operating losses were funded, decreasing cash balances and a lower short-term interest rate environment resulted in lower levels of interest income.

Interest Expense

For the year ended September 30, 2001, interest expense was $28.9 million, compared to $26.1 million for the year ended September 30, 2000, an increase of $2.8 million. The increase was primarily attributable to increased debt related to accreted interest on the AirGate notes and increased borrowings under the AirGate credit facility, partially offset by lower commitment fees on undrawn balances of the AirGate credit facility, a lower interest rate on variable rate borrowings under the AirGate credit facility and lower capitalized interest. The Company had borrowings of $266.3 million as of September 30, 2001, compared to $180.7 million as of September 30, 2000.

Net Loss

For the year ended September 30, 2001, net loss was $111.0 million, an increase of $29.7 million over a net loss of $81.3 million for the year ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company had $32.5 million in cash and cash equivalents, compared to $14.3 million in cash and cash equivalents at September 30, 2001. The Company's working capital deficit was $364.4 million at September 30, 2002, compared to a working capital deficit of $5.6 million at September 30, 2001. The majority of the Company's working capital deficit as of September 30, 2002 was attributable to the classification of the iPCS credit facility and notes totaling $352.9 million as current. As of December 31, 2002, iPCS was in default of certain covenants associated with the iPCS credit facility and notes. Because of iPCS' inability to cure such default, all amounts under the iPCS credit facility and notes have been classified as a current liability. As of September 30, 2002, cash and cash equivalents attributable to AirGate and iPCS was $4.9 million and $27.6 million, respectively. Working capital at September 30, 2002 attributable to AirGate and iPCS was $(58.0) million and ($306.4) million, respectively.

Net Cash Used in Operating Activities

The $45.2 million of cash used in operating activities in the year ended September 30, 2002 was the result of the Company's $996.6 million net loss offset by $978.8 million of goodwill impairment, fixed asset impairment, impairment of intangible assets, depreciation, amortization of note discounts, financing costs, amortization of intangibles, deferred tax benefit, provision for doubtful accounts and non-cash stock compensation, that was partially offset by negative net cash working capital changes of $27.4 million. The negative net working capital changes were primarily a result of timing of payments principally to Sprint, the increase in interest payable related to the increase in the balance of the AirGate and iPCS credit facilities, and the increase in the current maturities of long-term debt at September 30, 2002, compared to September 30, 2001, resulting from the acquisition of iPCS and growth in the Company's subscriber base. The $40.9 million of cash used in operating activities in the year ended September 30, 2001 was the result of the Company's $111.0 million net loss being partially offset by a net $4.6 million in cash provided by changes in net working capital and $65.5 million of depreciation, amortization of note discounts, provision for doubtful accounts, amortization of financing costs and non-cash stock option compensation. The $41.6 million of cash used in operating activities in the year ended September 30, 2000 was the result of the Company's $81.3 million net loss being partially offset by $38.5 million of depreciation, amortization of note discounts, provision for doubtful accounts, amortization of financing costs, non-cash stock compensation and positive working capital changes of $1.2 million. For the year ended September 30, 2002, cash used in operating activities attributable to AirGate and iPCS was $24.5 million and $20.9 million, respectively.

Net Cash Used in Investing Activities

The $78.7 million of cash used in investing activities during the year ended September 30, 2002 represents $97.1 million for purchases of property and equipment and $6.0 million of cash acquisition costs related to the acquisition of iPCS, partially offset by $24.4 million of cash acquired from iPCS. Purchases of property and equipment during the year ended September 30, 2002 related to investments to upgrade the Company's network to 1XRTT, expansion of switch capacity and expansion of service coverage in the Company's territories. For the year ended September 30, 2001, cash outlays of $71.8 million represented cash payments of $71.3 million made for purchases of equipment and $0.5 million to purchase certain assets of one of the Company's agents. For the year ended September 30, 2000, cash outlays of $152.4 million represented cash payments made for purchases of property and equipment. For the year ended September 30, 2002, cash used in investing activities attributable to AirGate and iPCS was $23.0 million and $55.7 million, respectively.

Net Cash Provided by Financing Activities

The $142.1 million in cash provided by financing activities during the year ended September 30, 2002, consisted of $61.2 million in borrowings under the AirGate credit facility and $80.0 million under the iPCS credit facility, $0.7 million of proceeds received from the exercise of options and warrants and $0.6 million received from stock issued under the employee stock purchase plan, offset by $0.3 million for payments associated with the amendment to the iPCS credit facility. The $68.5 million of cash provided by financing activities in the year ended September 30, 2001 consisted of $61.8 million borrowed under the AirGate credit facility and $6.7 million of proceeds received from exercise of options and warrants. The $6.5 million of cash used in financing activities in the year ended September 30, 2000 consisted of the repayment of a $7.7 million unsecured promissory note partially offset by $1.2 million received from the exercise of options to purchase common stock by employees and the exercise of common stock purchase warrants. For the year ended September 30, 2002, cash provided by financing activities attributable to AirGate and iPCS was $62.5 million and $79.8 million, respectively.

Liquidity

Due to the factors described under "Business Overview - Current Operating Environment and its Impact on the Company," management has made changes to the assumptions underlying the long-range business plans for AirGate and iPCS. These changes included lower new subscribers, lower ARPU, higher subscriber churn, increased service and pass through costs from Sprint in the near-term and lower roaming margins from Sprint. Despite cost cutting and other measures, liquidity is an issue for iPCS in the near-term and we do not believe it has sufficient cash flow from operations to pay its operating costs, capital expenditures and debt service as it becomes due over the next year and beyond. We retained Houlihan Lokey Howard & Zukin Capital to review iPCS' revised long range business plan, the strategic alternatives available to iPCS and to assist iPCS in developing and implementing a plan to improve its capital structure. Because current conditions in the capital markets make additional financing unlikely, iPCS has undertaken efforts to restructure its relationship with its secured lenders, its public noteholders and Sprint, and we have begun restructuring discussions with informal committees of these creditors. While the lenders and noteholders have expressed willingness to work with iPCS, Sprint has informed us it is unwilling to restructure its agreements with iPCS. Because of its deteriorating financial condition, it is likely that iPCS will soon be required to seek protection under the federal bankruptcy laws in an effort to effect a court-administered reorganization. Even if a cooperative restructuring is possible, it is likely that a court-administered reorganization would be a part of that process.

As of December 30, 2002, iPCS was in default under certain covenants contained in its credit facility and the indenture governing its notes. Because of these events of default, the senior lenders will have the ability to accelerate iPCS' payment obligations under the iPCS credit facility and the holders of the iPCS notes will have the ability to accelerate iPCS' payment obligations under iPCS' indenture, after giving notice and the expiration of applicable cure periods. iPCS does not anticipate being able to cure these defaults. iPCS is working with its lenders and noteholders on a forbearance agreement, however there is no assurance that these negotiations will be successful. In any event, we anticipate that iPCS will default on certain financial covenants as of March 31, 2003 and it is probable that iPCS will file for bankruptcy in the near term, and these events are also events of default under the iPCS credit facility.

Because iPCS is an unrestricted subsidiary, AirGate is generally unable to provide capital or other financial support to iPCS. Further, iPCS lenders, noteholders and creditors do not have a lien on or encumbrance on assets of AirGate. We believe AirGate operations will continue independent of the outcome of the iPCS restructuring.

While AirGate has also experienced a deterioration in its liquidity, it appears that it is in a better position to address the issues discussed above. It has a larger subscriber base than iPCS and, as a stand-alone operation, AirGate's business is more mature. Based upon its current business plan, which continues to be revised and evaluated in light of evolving circumstances, we expect that AirGate will have sufficient funds from operations and amounts available under its credit facility to satisfy our working capital requirements, capital expenditures and other liquidity requirements through fiscal 2003.

Capital Resources

At September 30, 2002, the Company had $32.5 million of cash and cash equivalents, consisting of $4.9 million for AirGate and $27.6 million for iPCS. Total availability under the AirGate credit facility was $17.0 million and total availability under the iPCS credit facility was $10.0 million.

As of December 31, 2002, $12.0 million remained available for borrowing under the AirGate credit facility. The Company's obligations under the AirGate credit facility are secured by all of AirGate's assets, but not assets of iPCS and its subsidiaries.

As of December 31, 2002, there was no remaining availability under the iPCS credit facility, which was amended during November 2002 to reduce availability by $10.0 million to $130.0 million. As described above under "Liquidity," iPCS is currently in default of certain covenants under its credit facility. Upon giving the appropriate notice and passage of cure periods, the lenders will have the ability to accelerate iPCS' payment obligations under the iPCS credit facility and the holders of its notes will have the ability to accelerate iPCS' payment obligations to them under the indenture governing such notes. iPCS would not have sufficient resources to meet its payment obligations in the event of any such acceleration. iPCS' obligations under the iPCS credit facility are secured by all of iPCS' operating assets, but not other assets of AirGate and its restricted subsidiaries.

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

Our business plan and estimated future operating results are based on estimates of key operating metrics, including subscriber growth, subscriber churn, capital expenditures, ARPU, losses on sales of handsets and other subscriber acquisitions costs, and other operating costs. The unsettled nature of the wireless market, the current economic slowdown, increased competition in the wireless telecommunications industry, new service offerings of increasingly large bundles of minutes of use at lower prices by some major carriers, and other issues facing the wireless telecommunications industry in general have created a level of uncertainty that may adversely affect our ability to predict future subscriber growth as well as other key operating metrics.

Certain other factors that may affect our operating results, liquidity and capital resources include the following:

AirGate has limited funding options and the ability to draw remaining funds under the AirGate credit facility may be terminated.

AirGate had only $12 million remaining available under the AirGate credit facility as of December 31, 2002. AirGate currently has no additional sources of working capital other than EBITDA. AirGate's ability to borrow funds under the AirGate credit facility may be terminated due to its failure to maintain or comply with the restrictive financial and operating covenants contained in the agreements governing the AirGate credit facility. The AirGate credit facility contains covenants specifying the maintenance of certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum service revenues, maximum capital expenditures, and beginning January 1, 2003, maintaining a ratio of total debt to annualized EBITDA, which ratio is 6.90 for 2003. The Company believes that it is currently in compliance in all material respects with all financial and operational covenants relating to the AirGate credit facility. If the Company is unable to operate the AirGate business within the covenants specified in the AirGate credit facility, the Company's ability to obtain future amendments to the covenants in AirGate's credit facility is not assured and the ability to make borrowings required to operate the AirGate business could be restricted or terminated. Such a restriction or termination would have a material adverse affect on AirGate's liquidity and capital resources.

If our actual revenues are less than we expect or operating or capital costs are more than we expect, our financial condition and liquidity may be materially adversely affected. In such event, there is substantial risk that the Company could not access the credit or capital markets for additional capital.

Variable interest rates may increase substantially.

At September 30, 2002, the Company had borrowed $266.5 million under the AirGate and iPCS credit facilities. The rate of interest on those credit facilities is based on a margin above either the alternate bank rate (the prime lending rate in the United States) or the London Interbank Offer Rate (LIBOR). For the year ended September 30, 2002, the weighted average interest rate under variable rate borrowings were 5.6% under the AirGate credit facility and 5.7% under the iPCS credit facility. The combined Company's weighted average borrowing rate on variable rate borrowings at September 30, 2002, was 5.63%. If interest rates increase, the Company may not have the ability to service the interest requirements on its credit facilities. Further, if AirGate or iPCS were to default under their respective credit facility, such Company's rate of interest would increase by an additional 2%.

The Company operates with negative working capital because of amounts owed to Sprint.

Each month the Company pays Sprint expenses described in greater detail under "Results of Operations" and "Related Party Transactions--Transactions with Sprint." A reduction in the amounts the Company owes Sprint may result in a greater use of cash for working capital purposes than the business plans currently project.

Other factors.

Other factors which could adversely affect our liquidity and capital resources are described in this report at Risk Factors, including the following:

         o        our revenues may be less than we anticipate,

         o        our costs may be higher than we anticipate,

         o we may continue to experience a high rate of subscriber turnover,

         o our efforts to reduce costs may not succeed or may have adverse affects on our business,

         o our provision for doubtful accounts may not be sufficient to cover uncollectible accounts,

         o if AirGate does not meet all of the conditions required under its credit facility, it may not be able to draw down all of the funds it anticipates receiving from its senior lenders,

         o        the restructuring of iPCS,

         o in the event of iPCS' bankruptcy or insolvency, AirGate may not be able to reduce its general and administrative costs in an amount sufficient to subsidize the portion of the combined Company's costs currently borne by iPCS, and

         o        risks related to our relationship with Sprint.

Contractual Obligations

The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to the AirGate and iPCS credit facilities, the AirGate notes, the iPCS notes, capital leases and non-cancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Future minimum contractual cash obligations for the next five years and in the aggregate at September 30, 2002, are as follows (dollars in thousands):

                                                            Payments Due By Period
                                                            ----------------------
                                                           Years Ended September 30,
                                                           -------------------------

     Contractual Obligation       Total        2003         2004         2005         2006         2007      Thereafter
     ----------------------    ----------   ----------   ----------   ----------   ----------   ----------   ----------
AirGate credit facility (1)    $  136,500   $    2,024   $   15,863   $   21,150   $   26,920   $   35,400   $   35,143
AirGate notes                     300,000           --           --           --           --           --      300,000
AirGate operating leases (2)       75,284       19,096       18,313       13,711        8,768        5,766        9,630
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------
      AirGate subtotal         $  511,784   $   21,120   $   34,176   $   34,861   $   35,688   $   41,166   $  344,773
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------
iPCS credit facility (1)(3)    $  130,000   $       --   $    9,750   $   17,875   $   29,250   $   32,500   $   40,625
iPCS notes (3)                    300,000           --           --           --           --           --      300,000
iPCS operating leases (2)          71,029       13,214       12,593       11,663        8,694        6,094       18,771
iPCS capital leases                 1,285            4           74           77           81           84          965
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------
      iPCS subtotal            $  502,314   $   13,218   $   22,417   $   29,615   $   38,025   $   38,678   $  360,361
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------
      Total                    $1,014,098   $   34,338   $   56,593   $   64,476   $   73,713   $   79,844   $  705,134
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========
      Total after
        reclassification(3)    $1,014,098   $  464,338   $   46,843   $   46,601   $   44,463   $   47,344   $  364,509
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========

(1) Total repayments are based upon borrowings outstanding as of September 30, 2002, not projected borrowings under the respective credit facility.
(2) Does not include payments due under renewals to the original lease term.
(3) Amounts in this table do not reflect the current classification of the iPCS credit facility and iPCS notes as a result of the event of default discussed below. Total after reclassification reflects amounts due under the iPCS credit facility and notes in 2003 as a result of the event of default.

The AirGate $153.5 million credit facility provides for a $13.5 million senior secured term loan, which matures on June 6, 2007, which is the first installment of the loan, or tranche I. The second installment, or tranche II, under the AirGate credit agreement is for a $140.0 million senior secured term loan, which matures on September 30, 2008. The AirGate credit facility requires quarterly payments of principal beginning December 31, 2002, for tranche I, and March 31, 2004, for tranche II, initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. The commitment fee on unused borrowings is 1.50%, payable quarterly. The AirGate notes will require cash payments of interest beginning on April 1, 2005.

The iPCS credit facility provides for a $80.0 million senior secured term loan which matures on December 31, 2008, which is the first installment of the loan, or tranche A. The second installment, or tranche B, under the iPCS credit facility is for a $50.0 million senior secured term loan, which also matures on December 31, 2008. The iPCS credit facility requires quarterly payments of principal beginning March 31, 2004, for tranche A and tranche B, initially in the amount of 2.5% of the loan balance then outstanding and increasing thereafter. The commitment fee on unused borrowings ranges from 1.00% to 1.50%, payable quarterly. The iPCS notes will require cash payments of interest beginning on January 15, 2006.

As of December 31, 2002, two major credit rating agencies rate AirGate's and iPCS' unsecured debt. The ratings were as follows:

           Type of facility                          Moody's       S&P
           ----------------                          -------       ---
           AirGate notes                               CAA2         CC
           iPCS notes                                   CA          CC

On December 31, 2002, S&P downgraded AirGate's corporate rating from CCC+ to CCC- and its rating of the AirGate notes from CCC- to CC. In addition, S&P downgraded iPCS' corporate rating from CCC- to CC. AirGate has also been placed on credit watch with negative implications pending the cure of a default under its senior credit facility and its notes.

There are provisions in each of the agreements governing the credit facilities, the AirGate notes and the iPCS notes providing for an acceleration of repayment upon an event of default, as defined in the respective agreements. As discussed previously, because of iPCS' default under its credit facility, iPCS' senior lenders and noteholders have the ability to accelerate its payment obligations, after giving notice and the expiration of applicable cure periods. iPCS is working with its lenders and noteholders on a forbearance agreement, however there is no assurance that these negotiations will be successful.

The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Seasonality

The Company's business is subject to seasonality because the wireless industry historically has been heavily dependent on fourth calendar quarter results. Among other things, the industry relies on significantly higher subscriber additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including: the increasing use of retail distribution, which is heavily dependent upon the year-end holiday shopping season; the timing of new product and service announcements and introductions; competitive pricing pressures; and aggressive marketing and promotions. The increased level of activity requires a greater use of available financial resources during this period. We expect, however, that fourth quarter seasonality will have less impact in the future.

RELATED PARTY TRANSACTIONS AND TRANSACTIONS BETWEEN AIRGATE AND IPCS

Transactions with Sprint

Under the Sprint agreements, Sprint provides the Company significant support services such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, use of the Sprint and Sprint PCS brand names, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue and incurs substantial roaming expenses when Sprint's and Sprint's network partners' PCS wireless subscribers incur minutes of use in the Company's territories and when the Company's subscribers incur minutes of use in Sprint's and Sprint's network partners' PCS territories. These transactions are recorded in the roaming revenue, cost of service and roaming, cost of equipment and selling and marketing expense captions in the statement of operations. Cost of service and roaming transactions relate to the affiliation fee, long distance charges, roaming expenses, and the costs of services such as billing, collections and customer service. Cost of equipment transactions relate to inventory purchased by the Company from Sprint under the Sprint agreements. Selling and marketing transactions relate to subsidized costs on handsets and commissions paid by the Company under Sprint's national distribution program. Amounts relating to the Sprint agreements for the years ended September 30, 2002, 2001 and 2000, are as follows (dollars in thousands):

                                                                 For Years Ended September 30,
                                                                ------------------------------
                                                                  2002       2001       2000
                                                                --------   --------   --------
Amounts included in the Consolidated Statement of Operations:

     AirGate roaming revenue ................................   $ 70,002   $ 53,863   $ 11,798
     AirGate cost of service and roaming:
          Roaming ...........................................   $ 52,746   $ 40,472   $  3,171
          Customer service ..................................     40,454     15,526      1,542
          Affiliation fee ...................................     15,815      7,603        757
          Long distance .....................................     13,846      6,556      1,119
          Other .............................................      2,115      1,252        145
                                                                --------   --------   --------
     AirGate cost of service and roaming: ...................   $124,976   $ 71,409   $  6,734
     AirGate purchased inventory ............................   $ 23,662   $ 19,405   $  7,571
     AirGate selling and marketing ..........................   $ 21,728   $ 20,827   $  5,716
     iPCS roaming revenue ...................................   $ 33,137         --         --
     iPCS cost of service and roaming
          Roaming ...........................................   $ 25,723         --         --
          Customer service ..................................     19,367         --         --


          Affiliation fee ...................................      8,011         --         --
          Long distance .....................................      7,686         --         --
          Other .............................................        781         --         --
                                                                --------   --------   --------
     iPCS cost of service and roaming .......................   $ 61,568         --         --
     iPCS purchased inventory ...............................   $ 17,097         --         --
     iPCS selling and marketing .............................   $  9,970         --         --

                                                                            As of
                                                                        September 30,
                                                           -------------------------------------
                                                                  2002                 2001
                                                                  ----                 ----
           Receivable from Sprint                             $  44,953            $  10,200
           Payable to Sprint                                    (88,360)             (32,564)

Transactions between AirGate and iPCS

The Company formed AirGate Service Company, Inc. ("ServiceCo") to provide management services to both AirGate and iPCS. ServiceCo is a wholly-owned restricted subsidiary of AirGate. Personnel who provide general management services to AirGate and iPCS have been leased to ServiceCo, which include 188 employees at September 30, 2002. Generally, the management personnel include the corporate staff in the Company's principal corporate offices in Atlanta and the accounting staff in Geneseo, Illinois. ServiceCo expenses are allocated between AirGate and iPCS based on the percentage of subscribers they contribute to the total number of Company subscribers (the "ServiceCo Allocation"), which is currently 60% AirGate and 40% iPCS. Expenses that are related to one company are allocated to that company. Expenses that are related to ServiceCo or both companies are allocated in accordance with the ServiceCo Allocation. For the year ended September 30, 2002, iPCS paid ServiceCo a net total of $1.7 million for ServiceCo expenses. We anticipate that the net ServiceCo allocation to iPCS in fiscal year 2003 will be approximately $4.6 million.

AirGate has completed transactions at arms-length in the normal course of business with its unrestricted subsidiary iPCS. These transactions are comprised of roaming revenue and expenses, inventory sales and purchases and sales of network operating equipment as further described below.

In the normal course of business under AirGate's and iPCS' Sprint agreements, AirGate's subscribers incur minutes of use in iPCS' territory causing AirGate to incur roaming expense (roaming revenue to iPCS). In addition, iPCS' subscribers incur minutes of use in AirGate's territory for which AirGate receives roaming revenue (roaming expense to iPCS). AirGate received $0.4 million of roaming revenue and incurred $0.4 million of roaming expense to iPCS during the year ended September 30, 2002. The reciprocal roaming rate charged and other terms are established under AirGate's and iPCS' agreements with Sprint.

In order to optimize the most efficient use of certain models of wireless handset inventory in relation to regional demand, in fiscal 2002 AirGate sold approximately $0.1 million of wireless handset inventory to iPCS. Additionally AirGate purchased approximately $0.2 million of wireless handset inventory from iPCS. These transactions were completed at fair value. At September 30, 2002, neither AirGate nor iPCS were carrying any wireless handset inventory purchased from each other.

AirGate sold approximately $0.2 million of network operating equipment to iPCS in fiscal 2002 at fair value. Additionally, iPCS sold to AirGate approximately $0.7 million of network operating equipment at fair value.

The terms and conditions of each of the transactions described above are comparable to those that could have been obtained in transactions with unaffiliated entities.

Transactions Involving Board Members

AirGate purchases telecommunication services for its network from New South Communications. James Akerhielm, a member of AirGate's board of directors during the year ended September 30, 2002, is the president and chief executive officer and a member of the board of directors of New South Communications, Inc. Mr. Akerhielm was elected to the board of directors of the Company during May 2002. For the year ended September 30, 2002, AirGate purchased $0.7 million of telecommunication services from New South Communications, less than 1% of AirGate's revenues. The terms and conditions of such transactions are comparable to those that could have been obtained in transactions with unaffiliated entities.

Pursuant to his employment agreement, iPCS purchases consulting services from Tim Yager who served on AirGate's board of directors during the year ended September 30, 2002. For the year ended September 30, 2002, iPCS purchased $0.3 million of consulting services from Tim Yager.

Messrs. Akerhielm and Yager have both recently resigned from AirGate's board of directors.

Inflation

Our management believes that inflation has not had, and will not have, a material adverse effect on our results of operation.

ITEM 7A. Quantitative And Qualitative Disclosure About Market Risk

In the normal course of business, the Company's operations are exposed to interest rate risk on its credit facilities and any future financing requirements. The Company's fixed rate debt consists primarily of the accreted carrying value of the 1999 AirGate notes ($220.2 million at September 30, 2002) and the 2000 iPCS notes ($223.1 million at September 30, 2002). Our variable rate debt consists of borrowings made under the AirGate credit facility ($136.5 million at September 30, 2002) and the iPCS credit facility ($130.0 million at September 30, 2002). For the year ended September 30, 2002, the weighted average interest rate under the AirGate credit facility was 5.6% and under the iPCS credit facility was 5.7%. Our primary interest rate risk exposures relate to (i) the interest rate on long-term borrowings; (ii) our ability to refinance the AirGate and iPCS notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

The Company manages the interest rate risk on its outstanding long-term debt through the use of fixed and variable rate debt and the use of an interest rate cap with regard to a portion of the iPCS debt. While the Company cannot predict its ability to refinance existing debt or the impact interest rate movements will have on existing debt, the Company continues to evaluate its interest rate risk on an ongoing basis.

The following table presents the estimated future balances of outstanding long-term debt projected at the end of each period and future required annual principal payments for each period then ended associated with the AirGate and iPCS notes and credit facilities based on projected levels of long-term indebtedness:

                                                Years Ending September 30,
                            -----------------------------------------------------------------------
                                2003        2004        2005        2006        2007    Thereafter
                                ----        ----        ----        ----        ----    ----------
                                                    (Dollars in thousands)
AirGate notes                $228,813    $260,630    $297,191    $297,289    $297,587          --
Fixed interest rate              13.5%       13.5%       13.5%       13.5%       13.5%       13.5%
Principal payments                 --          --          --          --          --    $300,000

AirGate credit facility      $151,475    $133,700    $110,000    $ 79,893    $ 40,000          --
Variable interest rate (1)       5.75%       5.75%       5.75%       5.75%       5.75%       5.75%
Principal payments           $  2,025    $ 17,775    $ 23,700    $ 30,107    $ 39,893    $ 40,000

iPCS credit facility (2)     $130,000    $120,250    $102,375    $ 73,125    $ 40,625          --
Variable interest rate (1)       5.75%       5.75%       5.75%       5.75%       5.75%       5.75%
Principal payments                 --    $  9,750    $ 17,875    $ 29,250    $ 32,500    $ 40,625

iPCS notes (2)               $252,093    $285,118    $296,967    $297,165    $300,000          --
Fixed interest rate              14.0%       14.0%       14.0%       14.0%       14.0%       14.0%
Principal payments                 --          --          --          --          --    $300,000


(1) The interest rate on the credit facilities equals the London Interbank Offered Rate ("LIBOR") +3.75%. LIBOR is assumed to equal 2.0% for all periods presented, which is the current LIBOR rate. A 1% increase (decrease) in the variable interest rate would result in a $2.7 million increase (decrease) in the related interest expense on an annual basis.
(2) Amounts in this table do not reflect the current classification of the iPCS credit facility and iPCS notes as a result of the event of default discussed elsewhere in this report.

ITEM 8. Financial Statements

Our financial statements are listed under Item 15(a) of this annual report and are filed as part of this report on the pages indicated.

ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

                                    PART III

ITEM 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for the Company. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing date of this annual report, have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to the Company required to be included in its periodic Securities and Exchange Commission filings.

Under our agreements with Sprint, Sprint provides us with billing, collections, customer care and other back office services. As a result, Sprint remits approximately 96% of our revenues to us. In addition, approximately 60% of cost of service and roaming in our consolidated financial statements relate to charges from Sprint for its affiliation fee, charges for services provided under our agreements with Sprint such as billing, collections and customer care, roaming expense, long-distance, and pass-through and other fees and expenses. The Company, as a result, necessarily relies on Sprint to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivable which underlie a substantial portion of our periodic financial statements and other financial disclosures. The relationship with Sprint is established by our agreements and our flexibility to use a service provider other than Sprint is limited.

Because of our reliance on Sprint for financial information, the Company must depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint's other network partners. To address this issue, Sprint engages its independent auditors to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70. This report is provided annually to the Company and covers the Company's entire fiscal year.

Information provided by Sprint includes reports regarding our subscriber accounts receivable. During the last quarter of fiscal 2002, Company personnel began inquiring about differences between various accounts receivable reports provided by Sprint. We continued to make inquiries and have discussions with Sprint regarding these differences until, in early December, Sprint informed us that certain accounts receivable reports provided to the Company could not be relied upon for financial reporting purposes. Since that time, Sprint and the Company have worked cooperatively to confirm the correct accounts receivable balances and to reconcile inconsistencies with reports previously relied on by the Company.

In connection with this review of accounts receivable, the Company has reclassified approximately $10.0 million of subscriber accounts receivable for the fiscal year ended September 30, 2002 to a receivable from Sprint. We believe at least $10.0 million is payable from Sprint, but Sprint has acknowledged only $5.8 million is owed to Airgate. We are in discussions with Sprint regarding the differences and have provided for these discussions in our consolidated financial statements.

Changes in Internal Controls

As indicated above, it is inherent in our relationship with Sprint that we rely on Sprint to provide accurate, timely and sufficient data and information to properly record the revenues, expenses and accounts receivable which underlie a substantial portion of our periodic financial statements and other financial disclosures. We and our independent auditors believe that the accounts receivable issue resulted from a reportable condition in internal controls. We will focus additional resources on reviewing and analyzing information provided by Sprint and we are working with Sprint to identify other information and reports that would assist us in this review and analysis, particularly as it relates to accounts receivable and the application of cash. We continue to assess and explore, both internally and with Sprint, what other measures might be adopted to avoid this or similar reporting problems in the future.

                                     PART IV

ITEM 15. Financial Statements, Schedules, Reports On Form 8-K And Exhibits

   (a) Financial Statements

         1. The following financial statements are filed with this report on the pages indicated:

                                                                                                               Page
                                                                                                               ----
         Independent Auditors' Report ........................................................................  F-1

         Consolidated Balance Sheets as of September 30, 2002 and September 30, 2001 .........................  F-2

         Consolidated Statements of Operations for the years ended September 30, 2002, 2001 and 2000 .........  F-3

         Consolidated Statements of Stockholders' Equity (Deficit) for the years ended September 30, 2002,
           2001 and 2000 .....................................................................................  F-4

         Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000 .........  F-5

         Notes to the Consolidated Financial Statements ......................................................  F-6

   (b) Financial Statement Schedule

         Financial Statement Schedule

             Report of Independent Auditors' on Financial Statement Schedule .................................  F-32
             Schedule II--Valuation and Qualifying Accounts ..................................................  F-33

         1. Exhibits

            See Item 15(c) below

    (c) Reports on Form 8-K

The following Current Reports on 8-K were filed by AirGate during the quarter ended September 30, 2002:

On July 9, 2002, AirGate furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 9 - Regulation FD Disclosure relating to its press release announcing its net subscriber additions for the third fiscal quarter and that iPCS had attained its minimum subscriber covenant under the iPCS senior secured credit facility.

On August 8, 2002, AirGate furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 9 - Regulation FD Disclosure relating to its press release announcing its financial and operating results for the third fiscal quarter and nine months ended June 30, 2002.

    (d) Exhibits

AirGate Exhibits

      Exhibit
       Number     Number description
       ------     ------------------

         3.1 Restated Certificate of Incorporation of AirGate PCS, Inc. dated December 17, 2002.

         3.2 Amended and Restated Bylaws of AirGate PCS, Inc. dated December 17, 2002.

         4.1 Specimen of common stock certificate of AirGate PCS, Inc. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and
                  333-79189-01))

         4.2      Form of warrant issued in units offering (included in Exhibit
                  10.20)

         4.3      Form of Lucent Warrants (Incorporated by reference to Exhibit
                  4.4 to the Registration Statement on Form S-1/A filed by AirGate with the Commission on September 17, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

         4.4 Form of Indenture for senior subordinated discount notes (including form of pledge agreement) (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/A filed by AirGate with the Commission on September 23, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

         4.5      Form of unit (included in Exhibit 10.20)

         10.1 Sprint PCS Management Agreement and Addenda I-III thereto between SprintCom, Inc. and AirGate Wireless, L.L.C. (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and
                  333-79189-01))

         10.2 Assignment of Sprint PCS Management Agreement, Sprint Spectrum Services Agreement and Trademark and Service Mark Agreement from AirGate Wireless, L.L.C. to AirGate Wireless, Inc. dated November 20, 1998 (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1/A filed by AirGate with the Commission on August 9, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

         10.3 Addendum IV to Sprint PCS Management Agreement dated August 26, 1999 by and among SprintCom, Inc., Sprint Communications Company, L.P., Sprint Spectrum L.P. and AirGate PCS, Inc. (Incorporated by reference to Exhibit 10.1.2 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))

         10.4 Addendum V to Sprint PCS Management Agreement dated May 12, 2000 by and among SprintCom, Inc., Sprint Communications Company, L.P. and AirGate PCS, Inc. (Incorporated by reference to Exhibit 10.1.3 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))

         10.5 Addendum VI to Sprint PCS Management Agreement dated December 8, 2000 by and among SprintCom, Inc., Sprint Communications Company, L.P., Sprint Spectrum L.P. and AirGate PCS, Inc. (Incorporated by reference to Exhibit 10.1.4 to the quarterly report on Form 10-Q filed by AirGate with the Commission on February 14, 2001 for the quarter ended December 31, 2000 (SEC File No. 000-27455))

         10.6 Schedule of Definitions to Sprint PCS Management Agreement by and among SprintCom, Inc. and AirGate Wireless, L.L.C. (Incorporated by reference to Exhibit 10.33 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2002 for the quarter ended March 31, 2002 (SEC File No. 000-27455))

      Exhibit
       Number     Number description
       ------     ------------------

         10.7 Sprint PCS Services Agreement between Sprint Spectrum L.P. and AirGate Wireless, L.L.C. (Incorporated by reference to Exhibit
                  10.2 to the Registration Statement on Form S-1/A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

         10.8 Sprint Spectrum Trademark and Service Mark License Agreement (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1/A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and
                  333-79189-01))

         10.9 Sprint Trademark and Service Mark License Agreement (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and
                  333-79189-01))

         10.10 Sales Agency Agreement made as of May 1, 2001 between Sprint Communications Company L.P. and AirGate PCS, Inc.

         10.11    Consent and Agreement (Incorporated by reference to Exhibit
                  10.13 to the Registration Statement on Form S-1/A filed by AirGate with the Commission on September 17, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

         10.12 Master Site Agreement dated August 6, 1998 between AirGate and BellSouth Carolinas PCS, L.P. and BellSouth Personal Communications, Inc. (Incorporated by reference to Exhibit
                  10.5 to the Registration Statement on Form S-1/A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

         10.13 Notice to AirGate of an assignment of sublease dated September 20, 1999 between BellSouth Cellular Corp. and Crown Castle South Inc., given pursuant to Section 16(b) of the Master Site Agreement. (Incorporated by reference to Exhibit 10.5.1 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))

         10.14 Master Tower Space Reservation and License Agreement dated February 19, 1999 between AGW Leasing Company, Inc. and American Tower, L.P. (Incorporated by reference to Exhibit
                  10.5.2 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))

         10.15 Master Antenna Site Lease No. J50 dated July 20, 1999 between Pinnacle Towers Inc. and AGW Leasing Company (Incorporated by reference to Exhibit 10.5.3 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))

         10.16 Commercial Real Estate Lease dated August 7, 1998 between AirGate and Perry Company of Columbia, Inc. to lease a warehouse facility (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A filed by AirGate with the Commission on July 12, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

         10.17 Lease Agreement dated August 25, 1999 between Robert W. Bruce, Camperdown Company, Inc. and AGW Leasing Company, Inc. to lease office/warehouse space in Greenville, South Carolina (Incorporated by reference to Exhibit 10.7.1 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))

      Exhibit
       Number     Number description
       ------     ------------------

         10.18 Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

         10.19 Credit Agreement with Lucent (including form of pledge agreement and form of intercreditor agreement) (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/A filed by AirGate with the Commission on September 17, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

         10.20 Form of Warrant for units offering (including form of warrant in units offering and form of unit) (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1/A filed by AirGate with the Commission on September 23, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

         10.21 Employment Agreement dated April 9, 1999 by and between AirGate PCS, Inc. and Thomas M. Dougherty (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

         10.22 First Amendment to Employment Agreement dated December 20, 1999 between AirGate PCS, Inc. and Thomas M. Dougherty (Incorporated by reference to Exhibit 10.16 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2000 for the quarter ended March 31, 2000 (SEC File No.000-27455))

         10.23 Retention Bonus Agreement dated May 4, 2000 between AirGate PCS, Inc. and Thomas M. Dougherty (Incorporated by reference to Exhibit 10.17 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2000 for the quarter ended March 31, 2000 (SEC File No. 000-27455))

         10.24 Employment Agreement dated as of September 27, 1999 by and between AirGate PCS, Inc. and David C. Roberts (Incorporated by reference to Exhibit 10.22 to the annual report on Form 10-K filed by AirGate with the Commission on November 30, 2001 for the year ended September 30, 2001 (SEC File No. 000-27445))

         10.25 Employment Agreement dated as of August 30, 2000 by and between AirGate PCS, Inc. and Barbara L. Blackford (Incorporated by reference to Exhibit 10.23 to the annual report on Form 10-K filed by AirGate with the Commission on November 30, 2001 for the year ended September 30,r 2001 (SEC File No. 000-27445))

         10.26 Separation Agreement and Release dated October 31, 2002, by and between AirGate PCS, Inc. and Alan Catherall

         10.27 Offer Letter, effective October 24, 2002, by and between AirGate PCS, Inc. and William H. Seippel

         10.28 AirGate PCS, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by AirGate with the Commission on April 10, 2000 (SEC File No. 333-34416))

         10.29 Form of AirGate PCS, Inc. Option Agreement (Incorporated by reference to Exhibit 10.25 to the annual report on Form 10-K filed by AirGate with the Commission on November 30, 2001 for the year ended September 30, 2001 (SEC File No. 000-27455))

         10.30 AirGate PCS, Inc. 2001 Non-Executive Stock Option Plan (Incorporated by reference to Exhibit 10.11.2 to the quarterly report on Form 10-Q filed by AirGate with the Commission on February 14, 2001 for the quarter ended December 31, 2000 (SEC File No. 000-27455))

      Exhibit
       Number     Number description
       ------     ------------------

         10.31 AirGate PCS, Inc. 2001 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11.3 to the quarterly report on Form 10-Q filed by AirGate with the Commission on February 14, 2001 for the quarter ended December 31, 2000 (SEC File No. 000-27455))

         10.32 AirGate PCS, Inc. 2001 Non-Employee Director Compensation Plan (Incorporated by reference to Exhibit 10.30 to the annual report on Form 10-K filed by AirGate with the Commission on November 30, 2001 for the year ended September 30, 2001 (SEC File No. 000-27455))

         10.33 2002 AirGate PCS, Inc. Long-Term Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by AirGate with the Commission on March 29, 2002 (SEC File No. 333-85250)

         10.34 Agreement and Plan of Merger, dated as of August 28, 2001, by and between AirGate PCS, Inc. and iPCS, Inc. (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by AirGate with the Commission on August 31, 2001 (SEC File No. 000-27455))

         10.35 Form of Registration Rights Agreement by and among AirGate PCS, Inc., Blackstone/iPCS, L.L.C., Blackstone iPCS Capital Partners L.P., Blackstone Communications Partners I L.P. TCW/Crescent Mezzanine Partners II, L.P., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Leveraged Income Trust IV, TCW Shared Opportunity Fund II, Shared Opportunity Fund IIB, L.L.C., TCW Shared Opportunity Fund III, L.P., Geneseo Communications, Inc., Cambridge Telcom, Inc., Cass Communications, Inc., Technology Group, LLC, Montrose Mutual PCS, Inc., Gridley Enterprises, Inc., Timothy M. Yager and Kelly M. Yager (Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by AirGate with the Commission on August 31, 2001 (SEC File No. 000-27455)

         10.36 Services Agreement dated as of January 1, 2002 by and among AirGate PCS, Inc., AirGate Service Company, Inc., iPCS, Inc. and iPCS Wireless, Inc. (Incorporated by reference to Exhibit
                  10.34 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2002 for the quarter ended March 31, 2002 (SEC File No. 000-27455)).

         10.37 Technology License Agreement dated as of January 1, 2002 by and among AirGate PCS, Inc., AGW Leasing Company, Inc., AirGate Service Company, Inc., AirGate Network Services, Inc., iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc. (Incorporated by reference to Exhibit 10.35 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2002 for the quarter ended March 31, 2002 (SEC File No. 000-27455)).

         21       Subsidiaries of AirGate PCS, Inc.

         23       Consent of KPMG LLP

         24       Power of Attorney

         99.1 Certification of Thomas M. Dougherty pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. ss. 1350.

         99.2 Certification of William H. Seippel pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. ss. 1350.

iPCS Material Contracts

     Exhibit
      Number      Number description
      ------      ------------------

         2.1 Asset Purchase Agreement, dated as of January 10, 2001, by and among Sprint Spectrum L.P. and its subsidiaries Sprint Spectrum Equipment Company, L.P. and Sprint Spectrum Realty Company, L.P., and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by iPCS with the Commission on March 15, 2001)

         4.1 14% Senior Discount Notes due 2010 Indenture dated as of July 14,2000 by and among iPCS, Inc., as issuer, iPCS Equipment, Inc. and iPCS Wireless, Inc., as guarantors, and CTC Illinois Trust Company, as trustee (Incorporated by reference to Exhibit 4.2 to the registration statement on Form S-4 filed by iPCS with the Commission on October 10, 2000 (SEC File No. 333-47688))

         10.1* Sprint PCS Management Agreement, as amended, dated as of January 22, 1999 by and among Sprint Spectrum L.P., SprintCom, Inc., WirelessCo, L.P. and Illinois PCS, LLC, as amended by Addendum I, Addendum II, Amended and Restated Addendum III, Addendum IV, and Addendum V thereto (Incorporated by reference to exhibits to the registration statement on Form S-4/A filed by iPCS with the Commission on January 8, 2001 (SEC File No. 333-47688))

         10.2* Addendum VI to Sprint PCS Management Agreement dated February 28, 2001 by and among SprintCom, Inc., Sprint Communications Company, L.P., Sprint Spectrum, L.P., WirelessCo, L.P. and iPCS Wireless, Inc. (incorporated by reference to Exhibit
                  10.40 to the annual report on Form 10-K405 filed by iPCS with the Commission on March 29, 2001)

         10.3 Addendum VII to Sprint PCS Management Agreement dated August 26, 2002 by and among SprintCom, Inc., Sprint Communications Company, L.P., Sprint Spectrum L.P., WirelessCo, L.P. and iPCS Wireless, Inc.

         10.4 Schedule of Definitions to Sprint PCS Management Agreement by and among Sprint Spectrum, L.P., SprintCom, Inc., WirelessCo, L.P. and Illinois PCS, LLC.

         10.5 Sprint PCS Services Agreement dated as of January 22, 1999 by and between Sprint Spectrum L.P. and Illinois PCS, LLC (Incorporated by reference to Exhibit 10.2 to the registration statement on Form S-4/A filed by iPCS with the Commission on January 8, 2001 (SEC File No. 333-47688))

         10.6 Sprint Trademark and Service Mark License Agreement dated as of January 22, 1999 by and between Sprint Communications Company, LP and Illinois PCS, LLC (Incorporated by reference to Exhibit 10.3 to the registration statement on Form S-4/A filed by iPCS with the Commission on January 8, 2001 (SEC File No. 333-47688))

         10.7 Sprint Spectrum Trademark and Service Mark License Agreement dated as of January 22, 1999 by and between Sprint Spectrum L.P. and Illinois PCS, LLC (Incorporated by reference to
                  Exhibit 10.4 to the registration statement on Form S-4/A filed by iPCS with the Commission on December 1, 2000 (SEC File No. 333-47688))

         10.8 Amended and Restated Consent and Agreement dated as of July 12, 2000 by and between Sprint Spectrum L.P., SprintCom, Inc., Sprint Communications Company, LP, WirelessCo, L.P., and Toronto Dominion (Texas), Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.5 to the registration statement on Form S-4/A filed by iPCS with the Commission on December 1, 2000 (SEC File No. 333-47688))

         10.9 Amended and Restated Credit Agreement dated as of July 12, 2000 by and among iPCS Wireless, Inc., as borrower, iPCS, Inc. and iPCS Equipment, Inc. as guarantors, the lenders named therein, Toronto Dominion (Texas), Inc., as administrative agent, and GE Capital Corporation, as syndication agent, for a $140.0 million credit facility (Incorporated by reference to Exhibit 10.6 to the registration statement on Form S-4 filed by iPCS with the Commission on October 10, 2000 (SEC File No. 333-47688))

     Exhibit
      Number      Number description
      ------      ------------------

         10.10 First Amendment to Amended and Restated Credit Agreement and Consent dated as of February 23, 2001, by and among iPCS Wireless, Inc., as borrower, iPCS, Inc. and iPCS Equipment, Inc. as guarantors, and lenders named therein and Toronto Dominion (Texas), Inc., as administrative agent (Incorporated by reference to Exhibit 10.37 to the annual report on Form 10-K405 filed by iPCS with the Commission on March 29, 2001)

         10.11 Second Amendment to Amended and Restated Credit Agreement and Consent dated as of September 28, 2001, by and among iPCS Wireless, Inc., as borrower, iPCS, Inc. and iPCS Equipment, Inc. as guarantors, and lenders named therein and Toronto Dominion (Texas), Inc., as administrative agent (Incorporated by reference to Exhibit 10.40 to the quarterly report on Form 10-Q filed by iPCS with the Commission on November 14, 2001)

         10.12 Third Amendment to Amended and Restated Credit Agreement dated December 19, 2001, by and among iPCS Wireless, Inc., as borrower, iPCS, Inc. and iPCS Equipment, Inc. as guarantors, and lenders named therein and Toronto Dominion (Texas), Inc., as administrative agent

         10.13 Fourth Amendment to Amended and Restated Credit Agreement and Consent dated February 14, 2002, by and among iPCS Wireless, Inc., as borrower, iPCS, Inc. and iPCS Equipment, Inc. as guarantors, and lenders named therein and Toronto Dominion (Texas), Inc., as administrative agent (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by iPCS with the Commission on February 22, 2002)

         10.14 Fifth Amendment to Amended and Restated Credit Agreement and Waiver dated November 1, 2002, by and among iPCS Wireless, Inc., as borrower, iPCS, Inc. and iPCS Equipment, Inc. as guarantors, and lenders named therein and Toronto Dominion (Texas), Inc., as administrative agent

         10.15 Purchase Agreement dated as of July 12, 2000 for $300,000,000 of 300,000 units consisting of 14% Senior Discount Notes Due 2010 and warrants to purchase 2,982,699 shares of Common Stock (Incorporated by reference to Exhibit 10.18 to the registration statement on Form S-4 by iPCS with the Commission on October 10, 2000 (SEC File No. 333-47688))

         10.16 A/B Exchange Registration Rights Agreement dated as of July 12, 2000 by and among iPCS Equipment, Inc., iPCS Wireless, Inc. and Donaldson Lufkin & Jenrette Securities Corporation and TD Securities (USA) Inc. (Incorporated by reference to
                  Exhibit 10.24 to the registration statement on Form S-4 filed by iPCS with the Commission on October 10, 2000 (SEC File No. 333-47688))

         10.17    Form of Global Notes (Incorporated by reference to Exhibit
                  10.25 to the registration statement on Form S-4 filed by iPCS with the Commission on October 10, 2000 (SEC File No. 333-47688))

         10.18 Amended and Restated Employment Agreement effective as of January 1, 2001 by and between iPCS Wireless, Inc., Timothy M. Yager and iPCS, Inc. (Incorporated by reference to Exhibit
                  10.8 to the quarterly report on Form 10-Q filed by iPCS with the Commission on May 15, 2001)

         10.19 Amended and Restated Employment Agreement effective as of July 1, 2000 by and between Illinois PCS, LLC, Patricia M. Greteman and iPCS, Inc. (Incorporated by reference to Exhibit 10.19 to the registration statement on Form S-4 filed by iPCS with the Commission on October 10, 2000 (SEC File No. 333-47688))

         10.20 Lease dated as of June 1, 1999 by and between Gridley Enterprises, Inc. and Illinois PCS, LLC (Incorporated by reference to Exhibit 10.12 to the registration statement on Form S-1 filed by iPCS with the Commission on July 19, 2000 (SEC File No. 333-32064))

         10.21 Lease dated August 17, 2000 between Investment Lease Corporation and iPCS Wireless, Inc., as amended by the Lease Amendment dated October 4, 2000 and the Lease Amendment dated June 4, 2002.

     Exhibit
      Number      Number description
      ------      ------------------

         10.22 Lease dated May 5, 2000 between Barden Associates I, L.L.C. and Illinois PCS LLC, as amended by the Addendum dated August 30, 2000 and the Lease Addendum dated April 8, 2001.

         10.23 Master Lease Agreement, dated as of August 31, 2000, by and between iPCS Wireless, Inc. and Trinity Wireless Towers, Inc. (Incorporated by reference to Exhibit 10.43 to the annual report on Form 10-K405 filed by iPCS with the Commission on March 29, 2001)

         10.24 Agreement Regarding Construction, Sale and Leaseback of Towers dated as of May 28, 1999 between Illinois PCS, LLC and American Tower Corporation (Incorporated by reference to
                  Exhibit 10.11 to the registration statement on Form S-4 filed by iPCS with the Commission on October 10, 2000 (SEC File No. 333-47688))

         10.25 First Amendment to Agreement Regarding Construction, Sale and Leaseback of Towers dated as of November 2000 by and between America Tower Corporation and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.44 to the annual report on Form 10-K405 filed by iPCS with the Commission on March 29, 2001)

         10.26* CDMA 1900 SprintCom Additional Affiliate Supply Agreement dated as of May 24, 1999 between Illinois PCS, LLC and Nortel Networks, Inc. (Incorporated by reference to Exhibit 10.20 to the registration statement on Form S-4/A filed by iPCS with the Commission on January 8, 2001 (SEC File No. 333-47688))

         10.27* Amendment No. 1 to 1900 CDMA Additional Affiliate Supply Agreement dated as of July 11, 2000 between Illinois PCS, LLC and Nortel Networks, Inc. (Incorporated by reference to Exhibit 10.21 to the registration statement on Form S-4/A filed by iPCS with the Commission on January 8, 2001 (SEC File No. 333-47688))

         10.28* Amendment No. 2 to 1900 CDMA Additional Affiliate Supply Agreement by and among iPCS Wireless, Inc. and iPCS Equipment, Inc. and Nortel Networks Inc. (Incorporated by reference to
                  Exhibit 10.38 to the annual report on Form 10-K405 filed by iPCS with the Commission on March 29, 2001)

         10.29 Asset Purchase Agreement dated as of July 12, 2000 by and among Sprint Spectrum L.P., Sprint Spectrum Equipment Company, LP, Sprint Spectrum Realty Company, LP and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.30 to the registration statement on Form S-4 filed by iPCS with the Commission on October 10, 2000 (SEC File No. 333-47688))

         10.30 Interim Network Operating Agreement dated as of July 12, 2000 by and between Sprint Spectrum L.P. and iPCS Wireless, Inc. (Incorporated by reference to Exhibit 10.32 to the registration statement on Form S-4 filed by iPCS with the Commission on October 10, 2000 (SEC File No. 333-47688))

         10.31 Additional Affiliate Agreement dated as of July 12, 2000 by and between iPCS Wireless, Inc. and Lucent Technologies Inc. (Incorporated by reference to Exhibit 10.36 to the registration statement on Form S-4/A filed by iPCS with the Commission on December 1, 2000 (SEC File No. 333-47688))

         10.32 Amended and Restated Interim Network Operating Agreement, dated as of March 1, 2001 by and between Sprint Spectrum LP and iPCS Wireless, Inc. (Incorporated by reference to Exhibit
                  10.39 to the annual report on Form 10-K405 filed by iPCS with the Commission on March 29, 2001)

----------
   * Confidential treatment has been requested on portions of these documents

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 15, 2003.

                                          AIRGATE PCS, INC.



                                          By:  /S/ WILLIAM H. Sieppel
                                              ----------------------------------
                                                      William H. Sieppel
                                                    Chief Financial Officer
                                                   (Principal Financial and
                                                      Accounting Officer)

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

                       Name                                             Title                                     Date
                       ----                                             -----                                     ----
             /S/  THOMAS M. DOUGHERTY                 Chief Executive Officer and Director            January 15, 2003
---------------------------------------------------      (Principal Executive Officer)
               Thomas M. Dougherty

            /S/    WILLIAM H. SIEPPEL                 Chief Financial Officer (Principal              January 15, 2003
---------------------------------------------------      Financial and Accounting Officer)
                William H. Sieppel

                      /S/ *                           Chairman of the Board of Directors              January 15, 2003
---------------------------------------------------
                 Barry Schiffman

                      /S/ *                           Director                                        January 15, 2003
---------------------------------------------------
                Robert A. Ferchat

                                                      Vice President, General Counsel and             January 15, 2003
By:          /S/   BARBARA L. BLACKFORD                Corporate Secretary
---------------------------------------------------
                    Barbara L. Blackford
                      Attorney-in-fact

* Barbara L. Blackford, by signing her name hereto, does sign this document on behalf of the above noted individuals pursuant to powers of attorney duly executed by such individuals, which have been filed as an exhibit to this Report.

                                 CERTIFICATIONS

I, Thomas M. Dougherty, certify that:

1. I have reviewed this annual report on Form 10-K of AirGate PCS, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 15, 2003

                           /s/ Thomas M. Dougherty
                           -------------------------
                           Thomas M. Dougherty
                           Chief Executive Officer

I, William H. Sieppel, certify that:

1. I have reviewed this annual report on Form 10-K of AirGate PCS, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 15, 2003

                           s/ William H. Sieppel
                           ------------------------
                           William H. Sieppel
                           Chief Financial Officer

Independent Auditors' Report

The Board of Directors
AirGate PCS, Inc.:

    We have audited the accompanying consolidated balance sheets of AirGate PCS, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AirGate PCS, Inc. and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in notes 1 and 6 to the consolidated financial statements, the Company's wholly-owned, unrestricted subsidiary, iPCS, Inc., is in default under provisions of its credit agreements, and substantially all of its debt is classified as a current liability. iPCS, Inc. has been unable to restructure its debt and secure additional financing necessary to fund its operations and, accordingly, iPCS, Inc. intends to file for reorganization and protection from its creditors under Chapter 11 of the United States Bankruptcy Code in early 2003 either as a part of a consensual restructuring or in an effort to effect a court administered reorganization. iPCS, Inc. represents approximately 32% of total consolidated revenues for the year ended September 30, 2002 and 50% of the total consolidated assets at September 30, 2002. AirGate PCS, Inc. and its restricted subsidiaries are generally precluded by its credit agreements from providing financial support to iPCS, Inc. Although the ultimate impact of the planned iPCS, Inc. bankruptcy filing is not presently determinable, management believes that the bankruptcy proceedings will not have a significant adverse effect on the liquidity of AirGate PCS, Inc. and its restricted subsidiaries through fiscal 2003.


/S/ KPMG LLP


Atlanta, Georgia
January 10, 2003

                       AIRGATE PCS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)


                                                                                                     September 30,  September 30,
                                                                                                         2002            2001
                                                                                                     ------------   -------------
Assets:
Current assets:
     Cash and cash equivalents ....................................................................  $     32,475   $      14,290
     Accounts receivable, net of allowance for doubtful accounts of $11,256 and $2,759,
         respectively .............................................................................        38,127          23,798
     Receivable from Sprint (note 4) ..............................................................        44,953          10,200
     Inventories ..................................................................................         6,733           4,639
     Prepaid expenses .............................................................................         7,159           3,428
     Other current assets .........................................................................           326              91
                                                                                                     ------------   -------------
         Total current assets .....................................................................       129,773          56,446
Property and equipment, net of accumulated depreciation and amortization of $112,913 and
    $43,621, respectively (note 5) ................................................................       399,155         209,326
Financing costs ...................................................................................         8,118           9,088
Direct subscriber activation costs ................................................................         8,409           3,693
Intangible assets, net of accumulated amortization of $39,378 and $46, respectively (note 10) .....        28,327             113
Other assets ......................................................................................           512           2,344
                                                                                                     ------------   -------------
                                                                                                     $    574,294   $     281,010
                                                                                                     ============   =============

Liabilities and Stockholders' Equity (Deficit):
Current liabilities:
     Accounts payable .............................................................................  $     18,152   $      10,210
     Accrued expenses .............................................................................        20,950          13,840
     Payable to Sprint (note 4) ...................................................................        88,360          32,564
     Deferred revenue .............................................................................        11,775           5,384
     Current maturities of long-term debt and capital lease obligations (note 6) ..................       354,936              --
                                                                                                     ------------   -------------
         Total current liabilities ................................................................       494,173          61,998
Deferred subscriber activation fee revenue ........................................................        14,973           5,101
Other long-term liabilities .......................................................................         3,267             309
Long-term debt and capital lease obligations, excluding current maturities (note 6) ...............       354,828         266,326
                                                                                                     ------------   -------------
         Total liabilities ........................................................................       867,241         333,734
                                                                                                     ------------   -------------
           Commitments and contingencies (notes 1, 6, and 12) .....................................            --              --

Stockholders' equity (deficit) (notes 6 and 8):
     Preferred stock, par value, $.01 per share;
         5,000,000 shares authorized; no shares issued and outstanding ............................            --              --
     Common stock, par value, $.01 per share; 150,000,000 shares authorized; 25,806,520 and
         13,364,980 shares issued and outstanding at September 30, 2002 and 2001, respectively ....           258             134
     Additional paid-in-capital ...................................................................       924,008         168,255
     Accumulated deficit ..........................................................................    (1,216,184)       (219,567)
     Unearned stock compensation ..................................................................        (1,029)         (1,546)
                                                                                                     ------------   -------------
         Total stockholders' equity (deficit) .....................................................      (292,947)        (52,724)
                                                                                                     ------------   -------------
                                                                                                       $  574,294      $  281,010
                                                                                                     ============   =============

        See accompanying notes to the consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)

                                                                                             Years Ended September 30,
                                                                                --------------------------------------------------
                                                                                      2002             2001              2000
                                                                                ---------------  ---------------   ---------------
Revenues (note 4):
      Service revenue ........................................................  $      327,365   $      105,976    $        9,746
      Roaming revenue ........................................................         111,162           55,329            12,338
      Equipment revenue ......................................................          18,030           10,782             2,981
                                                                                ---------------  ---------------   ---------------
                    Total revenues ...........................................         456,557          172,087            25,065
                                                                                ---------------  ---------------   ---------------
Operating expenses (note 4):
       Cost of service and roaming (exclusive of depreciation and
          amortization, as shown separately below) ...........................        (311,135)        (116,732)          (27,770)
       Cost of equipment .....................................................         (43,592)         (20,218)           (5,685)
       Selling and marketing .................................................        (116,521)         (71,617)          (28,357)
       General and administrative ............................................         (25,339)         (15,742)          (14,078)
       Non-cash stock compensation (In 2002, $512 related to general and administrative, $168 related to cost of service and roaming, and $89 related to selling and marketing. In 2001, $1,399 related to general and administrative, $177 related to cost of service and roaming, and
          $89 related to selling and marketing. In 2000, $1,260 related to general and administrative, $223 related to cost of service and
          roaming, and $182 related to selling and marketing.) ...............            (769)          (1,665)           (1,665)
       Depreciation and amortization of property and equipment (note 5) ......         (70,197)         (30,621)          (12,034)
       Amortization of intangible assets (note 10) ...........................         (39,332)             (46)              ---
       Loss on disposal of property and equipment ............................          (1,074)             ---               ---
       Impairment of goodwill (note 2) .......................................        (460,920)             ---               ---
       Impairment of property and equipment (note 2) .........................         (44,450)             ---               ---
       Impairment of intangible assets (note 2) ..............................        (312,043)             ---               ---
                                                                                ---------------  ---------------   ---------------
                    Total operating expenses .................................      (1,425,372)        (256,641)          (89,589)
                                                                                ---------------  ---------------   ---------------
                    Operating loss ...........................................        (968,815)         (84,554)          (64,524)
Interest income ..............................................................             590            2,463             9,321
Interest expense .............................................................         (57,153)         (28,899)          (26,120)
                                                                                ---------------  ---------------   ---------------
                    Loss before income tax benefit ...........................      (1,025,378)        (110,990)          (81,323)
                    Income tax benefit .......................................          28,761              ---               ---
                                                                                ---------------  ---------------   ---------------
                    Net loss .................................................  $     (996,617)  $     (110,990)   $      (81,323)
                                                                                ===============  ===============   ===============
Basic and diluted net loss per share of common stock .........................  $       (41.96)  $        (8.48)   $        (6.60)
                                                                                ===============  ===============   ===============
Basic and diluted weighted-average outstanding common shares .................      23,751,507       13,089,285        12,329,149
                                                                                ===============  ===============   ===============

        See accompanying notes to the consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  (Dollars in thousands, except share amounts)

                 Years ended September 30, 2002, 2001, and 2000

                                                                                                                           Total
                                                             Common Stock     Additional                  Unearned     stockholders
                                                          ------------------   paid-in    Accumulated      stock          equity
                                                            Shares    Amount   capital      deficit     compensation     (deficit)
                                                          ---------- -------  ----------  ------------  ------------   ------------
Balance at September 30, 1999 ........................... 11,957,201  $ 120    $157,880   $  (27,254)    $  (2,900      $  127,846
  Conversion of notes payable to stockholders to
    common stock including beneficial conversion feature
    (note 8) ............................................     12,533    --          213          --            --              213
  Exercise of common stock purchase warrants (note 8) ...    762,444      8          (3)         --            --                5
  Unearned compensation related to grant of compensatory
    stock options (note 8) ..............................        --     --        2,231          --         (2,231)            --
  Issuance of stock purchase warrants in connection with
    senior credit facility (note 8) .....................        --     --          282          --            --              282
  Exercise of stock options (note 8) ....................     84,605    --         1,185         --            --            1,185
  Forfeiture of compensatory stock options (note 8) .....        --     --          (213)        --            213             --
  Stock option compensation (note 8) ....................        --                 --           --          1,665           1,665
  Net loss ..............................................        --                 --       (81,323)          --          (81,323)
                                                          ----------  -----    --------   ----------     ---------      ----------
Balance at September 30, 2000 ........................... 12,816,783    128     161,575     (108,577)       (3,253)         49,873
                                                          ----------  -----    --------   ----------     ---------      ----------
  Exercise of common stock purchase warrants (note 8) ...     80,641      1        --            --            --                1
  Exercise of stock options (note 8) ....................    467,556      5       6,722          --            --            6,727
  Forfeiture of compensatory stock options (note 8) .....        --     --          (81)         --             81             --
  Stock compensation expense (note 8) ...................        --     --           39          --          1,626)          1,665
  Net loss ..............................................        --     --          --      (110,990)          --         (110,990)
                                                          ----------  -----    --------   ----------     ---------      ----------
Balance at September 30, 2001 ........................... 13,364,980    134     168,255     (219,567)       (1,546)        (52,724)
                                                          ----------  -----    --------   ----------     ---------      ----------
  Issuance of common stock in merger with iPCS, Inc.
    (note 11) ........................................... 12,362,571    124     706,521          --            --          706,645
  Stock options and warrants assumed in merger with
    iPCS, Inc. (notes 8 and 11) .........................        --     --       47,727          --            --           47,727
  Exercise of stock options (note 8) ....................     33,558    --          685          --            --              685
  Issuance of restricted common stock (note 8) ..........     12,067    --          252          --           (252)            --
  Exercise of common stock purchase warrants (note 8) ...     15,001    --          --           --            --              --
  Issuance of common stock to employee stock purchase
     plan (note 8) ......................................     18,343    --          568          --            --              568
  Stock compensation expense (note 8) ...................        --     --          --           --            769              769
  Net loss ..............................................        --     --          --      (996,617)          --         (996,617)
                                                          ----------  -----    --------   ----------     ---------      ----------
Balance at September 30, 2002 ........................... 25,806,520  $ 258    $924,008  $(1,216,184)    $  (1,029)     $ (292,947)
                                                          ==========  =====    ========  ===========     =========      ==========

        See accompanying notes to the consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                             Years Ended September 30
                                                                                    --------------------------------------
                                                                                        2002          2001         2000
                                                                                    -----------    ----------   ----------
Cash flows from operating activities:
     Net loss ....................................................................  $  (996,617)   $ (110,990)  $  (81,323)
     Adjustments to reconcile net loss to net cash used in operating activities:
      Impairment of goodwill .....................................................      460,920            --           --
      Impairment of property and equipment .......................................       44,450            --           --
      Impairment of intangible assets ............................................      312,043            --           --
      Loss on disposal of property and equipment .................................        1,074            --           --
      Depreciation and amortization of property and equipment ....................       70,197        30,621       12,034
      Amortization of intangible assets ..........................................       39,332            46           --
      Amortization of financing costs into interest expense ......................        1,211         1,210        1,192
      Provision for doubtful accounts ............................................       26,933         8,125          563
      Interest expense associated with accretion of discounts ....................       50,670        23,799       23,043
      Non-cash stock compensation ................................................          769         1,665        1,665
      Deferred income tax benefit ................................................      (28,761)           --           --
        Changes in assets and liabilities:
          Accounts receivable ....................................................      (29,669)      (26,995)      (5,491)
          Receivable from Sprint .................................................      (36,008)       (6,432)      (3,768)
          Inventories ............................................................        2,985        (1,737)      (2,902)
          Prepaid expenses, other current and non-current assets .................       (2,708)       (4,470)      (2,473)
          Accounts payable, accrued expenses and other long term liabilities .....      (15,777)        8,741        8,060
          Payable to Sprint ......................................................       45,397        27,272        5,292
          Deferred revenue .......................................................        8,317         8,295        2,499
                                                                                    -----------    ----------   ----------
                     Net cash used in operating activities .......................      (45,242)      (40,850)     (41,609)
                                                                                    -----------    ----------   ----------
Cash flows from investing activities:
     Purchases of property and equipment .........................................      (97,060)      (71,270)    (152,397)
     Cash acquired from iPCS, Inc. ...............................................       24,402            --           --
     Acquisition of iPCS, Inc. ...................................................       (6,058)           --           --
     Purchase of business assets .................................................           --          (502)          --
                                                                                    -----------    ----------   ----------
                     Net cash used in investing activities .......................      (78,716)      (71,772)    (152,397)
                                                                                    -----------    ----------   ----------
Cash flows from financing activities:
     Proceeds from borrowings under senior credit facilities .....................      141,200        61,800           --
     Payments made under capital lease obligations ...............................           (4)           --           --
     Proceeds from stock issued to employee stock purchase plan ..................          568            --           --
     Payments of note payable to Sprint PCS ......................................           --            --       (7,700)
     Payments for iPCS credit facility amendment .................................         (306)           --           --
     Proceeds from exercise of common stock purchase warrants ....................           --             1            5
     Proceeds from exercise of employee stock options ............................          685         6,727        1,185
                                                                                    -----------    ----------   ----------
                     Net cash provided by (used in) financing activities .........      142,143        68,528       (6,510)
                                                                                    -----------    ----------   ----------
                     Net increase (decrease) in cash and cash equivalents ........       18,185       (44,094)    (200,516)
Cash and cash equivalents at beginning of period .................................       14,290        58,384      258,900
                                                                                    -----------    ----------   ----------
Cash and cash equivalents at end of period .......................................  $    32,475    $   14,290   $   58,384
                                                                                    ===========    ==========   ==========
Supplemental disclosure of cash flow information - cash paid for interest ........  $    10,176    $    3,846   $    2,609
                                                                                    ===========    ==========   ==========
Supplemental disclosure of non-cash investing and financing activities:
     Capitalized interest ........................................................  $     7,118    $    2,917   $    5,938
     Grant of common stock purchase warrants related to senior credit facility ...           --            --          282
     Convertible notes payable to stockholders and accrued interest converted to
        equity ...................................................................           --            --          102
     Beneficial conversion feature of convertible notes payable to stockholders ..           --            --          111
     Grant of restricted common stock and compensatory stock options .............          252            --        2,231
     Forfeiture of compensatory stock options ....................................           --           (81)        (213)
     Modification of stock options ...............................................           --            39           --
     Purchases of property and equipment under capital leases ....................          191            --           --
     iPCS acquisition (note 11):
       Fair value of stock issued ................................................  $   706,645    $       --   $       --
       Fair value of common stock options and warrants assumed ...................       47,727            --           --
       Liabilities assumed .......................................................      394,165            --           --
       Fair value of tangible assets acquired ....................................      313,843            --           --


        See accompanying notes to the consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(1)  Business, Basis of Presentation and Liquidity

(a)  Business and Basis of Presentation

AirGate PCS, Inc. and its restricted and unrestricted subsidiaries (the "Company") were created for the purpose of providing wireless Personal Communication Services ("PCS"). AirGate PCS, Inc. and its restricted subsidiaries ("AirGate") collectively are a network partner of Sprint with the exclusive right to market and provide Sprint PCS products and services in a defined network territory. AirGate is licensed to use the Sprint brand names in its original 21 markets located in the southeastern United States.

On November 30, 2001, AirGate acquired iPCS, Inc. (together with its subsidiaries, "iPCS"), a network partner of Sprint with 37 markets in the midwestern United States. The accompanying consolidated financial statements include the accounts of AirGate PCS, Inc. and its wholly-owned restricted subsidiaries, AGW Leasing Company, Inc., AirGate Service Company, Inc., and AirGate Network Services, LLC for all periods presented. The accounts of iPCS are included as of September 30, 2002, and for the period from November 30, 2001 through September 30, 2002. These consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation.

The PCS market is characterized by significant risks as a result of rapid changes in technology, intense competition and the costs associated with the build-out of a PCS network. The Company's operations are dependent upon Sprint's ability to perform its obligations under the agreements between the Company and Sprint (see note 4) under which the Company has agreed to construct and manage its Sprint PCS networks (the "Sprint Agreements"). Additionally, the Company's ability to attract and maintain a subscriber base of sufficient size and credit quality is critical to achieving sufficient positive cash flow to meet its financial covenants under its credit agreements. Changes in technology, increased competition, economic conditions or inability to achieve sufficient positive cash flow to meet its financial covenants under its credit agreements, among other factors, could have an adverse effect on the Company's financial position, results of operations, and liquidity.

(b)  Liquidity

The Company has generated significant net losses since inception. For the year ended September 30, 2002, the Company's net loss amounted to $996.6 million, including goodwill and asset impairment charges of $817.4 million. As of September 30, 2002, the Company had a working capital deficit of $366.4 million. As of December 31, 2002, AirGate has available credit amounting to approximately $12.0 million under its senior credit facility.

As described in Note 6, iPCS is not in compliance with certain provisions of its debt agreements and has no remaining credit availability under its senior credit facility. As a result of these covenant defaults, substantially all of iPCS' debt is classified as a current liability.

iPCS also has incurred significant net losses during the year ended September 30, 2002, which are included in the accompanying consolidated financial statements (see note 16 for condensed consolidating financial information of the Company's restricted and unrestricted subsidiaries, which does not reflect push-down accounting with respect to the iPCS financial information). Because current conditions in the capital markets make additional financing unlikely, iPCS has undertaken efforts to restructure its relationship with its secured lenders, its public noteholders and Sprint, and we have begun restructuring discussions with informal committees of these creditors. While the lenders and noteholders have expressed willingness to work with iPCS, Sprint has informed us it is unwilling to restructure its agreements with iPCS. iPCS, Inc. has been unable to restructure its debt and secure additional financing necessary to fund its operations and, accordingly iPCS, Inc. intends to file for reorganization and protection from its creditors under Chapter 11 of the United States Bankruptcy Code in early 2003 either as part of a consensual restructuring or in an effort to effect a court administered reorganization.

Because iPCS is an unrestricted subsidiary, AirGate is generally unable to provide capital or other financial support to iPCS. Further, iPCS lenders, noteholders and creditors do not have a lien on or encumbrance on assets of AirGate. We believe AirGate operations will continue independent of the outcome of the iPCS restructuring. However, it is likely that AirGate's ownership interest in iPCS will have no value after the restructuring is complete.

The carrying value of iPCS' long-lived assets in these consolidated financial statements (principally property and equipment, goodwill and intangible assets) has been written down to reflect impairment charges as required by SFAS No. 144 and SFAS No. 142. See note 2 for a discussion of these impairment charges.

While the ultimate and long-term affect on AirGate of iPCS' proposed bankruptcy proceedings cannot be determined, management believes that AirGate and its restricted subsidiaries will continue to operate and that iPCS' bankruptcy proceedings, and related outcomes, will not have a material adverse effect on the liquidity of AirGate.

In addition to its capital needs to fund operating losses, the Company has invested large amounts to build-out its networks and for other capital assets. For the three years ended September 30, 2002, the Company invested $320.7 million to purchase property and equipment. While much of the Company's networks are now complete, and capital expenditures are expected to decrease significantly in the future, such expenditures will continue to be necessary.

                       AIRGATE PCS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FNANCIAL STATEMENTS--(Continued)

AirGate has initiated a number of action steps to lower its operating costs and capital needs. The following are some of the more significant steps:

   o a plan to improve the credit quality of new subscribers and its subscriber base by restricting availability of programs for sub-prime subscribers;
   o        a plan to reduce subscriber churn;
   o        the elimination of certain personnel positions;
   o        a significant reduction in capital expenditures; and
   o        a reduction in spending for advertising and promotions.


In addition to these steps, AirGate is initiating or investigating a number of other actions that could further reduce operating expenses and capital needs. These include additional reductions in staff; the outsourcing of certain functions now performed by AirGate; further deferrals or reductions in capital spending and seeking ways to lower fees and charges from services now provided by Sprint. AirGate management believes that existing cash, fiscal 2003 results of operations and cash flows, and credit available under its senior credit facility will provide sufficient resources to fund its activities through fiscal 2003.

The following reflects condensed balance sheet information and statement of operations information of AirGate and its unrestricted subsidiary, iPCS, Inc. as of and for the year ended September 30, 2002 representing consolidated information excluding the historical equity basis loss of iPCS ($133,192) and the related effects of purchase accounting ($764,903) including the income tax benefit ($28,761).

              Condensed Balance Sheet Information:

              Cash and cash equivalents                        $   4,887
              Other current assets                                62,819
                                                               ---------
                       Total current assets                       67,706

              Property and equipment, net                        213,777
              Investment in iPCS                                 (97,816)
              Other noncurrent assets                              4,956
                                                               ---------
                                                               $ 188,623
                                                               =========

              Current liabilities                              $ 125,723
              Long-term debt                                     354,264
              Other long-term liabilities                          1,583
                                                               ---------
                    Total liabilities                            481,570

              Stockholders' deficit                             (292,947)
                                                               ---------
                                                               $ 188,623
                                                               =========
              Condensed Statement of Operations
              Information:

              Revenues                                         $ 313,544

              Costs of revenues                                 (231,763)
              Selling and marketing expenses                     (79,010)
              General and administrative expenses                (17,631)
              Depreciation and amortization                      (76,481)
              Other expense, net                                 (35,942)
                                                               ---------
                    Total expenses                              (440,827)
                                                               ---------

              Loss before equity in loss of iPCS and
                  effects of purchase accounting,
                  including the related income tax benefit      (127,283)
              Equity in loss of iPCS                            (133,192)
              Effects of purchase accounting                    (764,903)
              Income tax benefit                                  28,761
                                                               ---------
              Net loss                                         $(996,617)
                                                               =========

                       AIRGATE PCS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


       Depreciation and amortization ..............................        76,481
       Impairment of goodwill and property and equipment ..........       764,903
       Interest expense, net ......................................        33,821
       Other ......................................................         2,121
                                                                      -----------
             Total expenses .......................................     1,205,730
                                                                      -----------

       Net loss ...................................................   $ (892,186)
                                                                      ==========



(2) Goodwill and Asset Impairments

On November 30 2001, the Company completed the acquisition of iPCS. Significant amounts of goodwill and other intangible assets were recorded as part of this acquisition (note 11). The original purchase price allocation of this acquisition was made in the quarter ended December 31, 2001. In the quarter ended March 31, 2002, the original purchase price allocation was adjusted, which resulted in a reclassification of amounts between goodwill, deferred income tax liabilities, the amount assigned to the right to provide service under the Sprint Agreements and other assets and liabilities. The Company recorded a goodwill impairment charge of $261.2 million during the quarter ended March 31, 2002, and $199.7 million during the quarter ended September 30, 2002. During the quarter ended September 30, 2002, the Company recorded an impairment of property and equipment totaling $44.5 million and intangible assets totaling $312.0 million. The purchase of iPCS and the accounting that resulted from this acquisition are described below and in notes 10 and 11.

The wireless telecommunications industry has experienced significant declines in market capitalization throughout most of 2002. These significant declines in market capitalization resulted from concerns surrounding anticipated weakness in future subscriber growth, increased subscriber churn, anticipated future lower average revenue per unit (ARPU) and liquidity concerns. As a result of these industry trends, the Company experienced significant declines in its market capitalization subsequent to its acquisition of iPCS. Additionally, there have been significant adverse changes to the business plan for iPCS. These changes include lower new subscribers, lower ARPU, increased service and pass through costs from Sprint and lower roaming margins from Sprint. Wireless industry acquisitions subsequent to the Company's acquisition of iPCS have been valued substantially lower on a price per population and price per subscriber basis. As a result of these transactions and industry trends, the Company believed that the fair value of iPCS and its assets had been reduced. Accordingly, the Company engaged a nationally recognized valuation expert on two occasions during 2002 to perform fair value assessments of iPCS and its assets. The Company recorded goodwill impairments of approximately $261.2 million and $199.7 million during the quarter ended March 31, 2002 and the quarter ended September 30, 2002, respectively, as a result of these fair value assessments.

During the quarter ended September 30, 2002, the Company recorded an intangible asset impairment of $312.0 million associated with iPCS' right to provide service under the Sprint Agreements and the acquired subscriber base. The right to provide service under iPCS' Sprint Agreements and the acquired subscriber base were recorded by the Company as a result of the purchase price allocation for the acquisition of iPCS . The values and lives assigned to these intangibles were $323.3 million and 205 months and $52.4 million and 30 months, respectively. As discussed above, these impairments arose from significant adverse changes to the business plan for iPCS. As a result, the Company adjusted the carrying value of the right to provide service under the Sprint Agreements and the acquired subscriber base to their fair values at September 30, 2002. The Company engaged a nationally recognized valuation expert to assist the Company in determining the fair value of the right to provide services under the Sprint Agreements.

During the quarter ended September 30, 2002, the Company recorded an asset impairment of $44.5 million associated with property and equipment (principally network assets) of iPCS. As discussed above, this impairment arose from significant adverse changes to the business plan for iPCS as well as a generally weak secondary market for telecommunications equipment. The Company engaged a nationally recognized valuation expert to assist the Company in determining the fair value of iPCS' property and equipment.

(3)     Summary of Significant Accounting Policies

(a)  Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. The Company's

                       AIRGATE PCS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

revenue recognition polices are consistent with the guidance in Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" promulgated by the Securities and Exchange Commission.

The Company records equipment revenue from the sale of handsets and accessories to subscribers in its retail stores and to local distributors in its territories upon delivery. The Company does not record equipment revenue on handsets and accessories purchased from national third-party retailers such as Radio Shack, Best Buy and Circuit City, or directly from Sprint by subscribers in our territories. The Company believes the equipment revenue and related cost of equipment associated with the sale of wireless handsets and accessories is a separate earnings process from the sale of wireless services to subscribers. For industry competitive reasons, the Company sells wireless handsets at a loss. Because such arrangements do not require a customer to subscribe to the Company's wireless services and because the Company sells wireless handsets to existing customers at a loss, the Company accounts for these transactions separately from agreements to provide customers wireless service.

The Company's subscribers pay an activation fee to the Company when they initiate service. The Company defers activation fee revenue over the average life of its subscribers, which is estimated to be 30 months. The Company recognizes service revenue from its subscribers as they use the service. The Company provides a reduction of recorded revenue for billing adjustments, first payment default customers, late payment fees, and early cancellation fees. The Company also reduces recorded revenue for rebates and discounts given to subscribers on wireless handset sales in accordance with Emerging Issues Task Force ("EITF") Issue No. 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." The Company participates in the Sprint national and regional distribution programs in which national retailers such as Radio Shack, Best Buy and Circuit City sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for Sprint PCS products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Company's Sprint Agreements, when a national retailer sells a handset purchased from Sprint to a subscriber in the Company's territories, the Company is obligated to reimburse Sprint for the handset subsidy. The Company does not receive any revenues from the sale of handsets and accessories by national retailers. The Company classifies these handset subsidy charges as a selling and marketing expense for a new subscriber handset sale and classifies these subsidies as a cost of service and roaming for a handset upgrade to an existing subscriber. Handset subsidy charges included in selling and marketing for the years ended September 30, 2002, 2001, and 2000 were $19.1 million, $12.8 million, and $3.7 million, respectively. Excluding sales commissions, handset subsidy upgrade charges in cost of service and roaming for the year ended September 30, 2002 were $4.8 million. The Company did not incur handset subsidy upgrade charges for the years ended September 30, 2001 and 2000.

Sprint retains 8% of collected service revenues from subscribers based in the Company's markets and from non-Sprint subscribers who roam onto the Company's network. The amount of affiliation fees retained by Sprint is recorded as cost of service and roaming. Revenues derived from the sale of handsets and accessories by the Company and from certain roaming services (outbound roaming and roaming revenues from Sprint PCS and its PCS network partner subscribers) are not subject to the 8% affiliation fee from Sprint.

The Company defers direct subscriber activation costs when incurred and amortizes these costs using the straight-line method over 30 months, which is the estimated average life of a subscriber. Direct subscriber activation costs also include credit check fees and loyalty welcome call fees charged to the Company by Sprint and costs incurred by the Company to operate a subscriber activation center.

For the years ended September 30, 2002, 2001 and 2000 the Company recognized approximately $6.3, $3.4 and $0.1 million, respectively, of activation fee revenue. For the years ended September 30, 2002, 2001 and 2000 the Company recognized approximately $3.7, $2.8 and $0.1 million, respectively, of direct subscriber activation costs. As of September 30, 2002, the Company has deferred approximately $15.0 million of subscriber activation fee revenue and $8.4 million of direct subscriber activation costs to future periods.

(b)  Allowance for Doubtful Accounts

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection and write-off experience, current trends, credit policies and accounts receivable by aging category. In determining these estimates, the Company compares historical write-offs in relation to the estimated period in which the subscriber was originally billed. The Company also looks at the average length of time that elapses between the original billing date and the date of write-off in determining the adequacy of the allowance for doubtful accounts by aging category. From this information, the Company provides specific amounts to the aging categories. The Company provides an allowance for substantially all receivables over 90 days old.

                       AIRGATE PCS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The allowance for doubtful accounts as of September 30, 2002 and September 30, 2001 was $11.3 million and $2.8 million, respectively. At September 30, 2002, $6.8 million and $4.5 million was attributable to AirGate and iPCS, respectively.

The Company also reviews current trends in the credit quality of its subscriber base and periodically changes its credit policies. As of September 30, 2002, 35% of the combined Company's, 36% of AirGate's and 35% of iPCS' subscriber base consisted of sub-prime credit quality subscribers. From May 2001 to February 2002, Sprint required AirGate and iPCS to remove the deposit requirement for most sub-prime credit quality subscribers under certain Sprint PCS programs. On February 24, 2002, Sprint allowed the Company to re-institute the deposit requirement across all new sub-prime credit quality subscribers. The Company removed the deposit requirement in iPCS' territory from all but the lowest sub-prime credit quality subscribers at certain times during the period between June 2002 and November 2002. During November 2002, the Company re-instituted the deposit requirement in iPCS' territory across all new sub-prime credit quality subscribers. The deposit requirement is currently in effect for most of AirGate's and iPCS' markets.

(c)  Reserve for First Payment Default Subscribers

The Company reserves a portion of its new subscribers and provides a reduction in revenues from those subscribers that it anticipates will never pay a bill. Using historical information of the percentage of subscribers whose service was cancelled for non-payment without ever making a payment, the Company estimates the number of subscribers activated in the current period that will never pay a bill. For these subscribers, the Company provides a reduction of revenue and removes them from subscriber additions and churn. At September 30, 2002 and September 30, 2001, the Company had approximately 7,126 and 7,811 such subscribers, respectively.

(d)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and money market accounts with original maturities of three months or less.

(e)  Inventories

Inventories consist of wireless handsets and related accessories held for resale. Inventories are carried at the lower of cost or market determined using replacement costs.

(f)  Property and Equipment

Property and equipment are stated at original cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives used by the Company are as follows:

                                                            Estimated
                                                           Useful Life
                                                           -----------

     Network assets .....................................     7 years
     Computer equipment .................................     3 years
     Furniture, fixtures, and office equipment ..........     5 years
     Towers (included within network assets) ............    15 years

Assets held under capital lease obligations are amortized over their estimated useful life or the lease term, whichever is shorter. Amortization of assets held under capital lease obligations is included in depreciation and amortization of property and equipment.

Construction in progress includes expenditures for the purchase of network assets. The Company capitalizes interest on its construction in progress activities. Interest capitalized for the years ended September 30, 2002, 2001 and 2000 totaled $7.1 million, $2.9 million and $5.9 million, respectively.

When network assets are placed in service, the Company transfers the related assets from construction in progress to network assets and depreciates those assets over their estimated useful life.

(g)  Financing Costs

Costs incurred in connection with both the AirGate and iPCS credit facilities and AirGate notes were deferred and are amortized into interest expense over the term of the respective financing using the straight-line method.

                       AIRGATE PCS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(h)  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred income tax assets based upon the Company's assessment of whether it is more likely than not that the deferred income tax assets will be realized.

(i)  Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. All potentially dilutive securities have been excluded from the computation of dilutive net loss per share for all periods presented because their effect would have been antidilutive. The effect of potentially dilutive common stock equivalents computed using the treasury stock method excluded from the dilutive net loss per share computations because they were antidilutive are as follows:

                                            Years ended September 30,
                                            -------------------------
                                          2002          2001           2000
                                          ----          ----           ----
     Common stock options ............  222,671       510,620         777,758
     Stock purchase warrants .........   50,345        65,346         145,987
                                        -------       -------         -------
              Total ..................  273,016       575,966         923,745
                                        =======       =======         =======

(j)  Impairment of Long-Lived Assets and Goodwill

The Company accounts for long-lived assets and goodwill in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets.

Purchase price accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets acquired and liabilities assumed. In recording the purchase of iPCS, the Company engaged a nationally recognized valuation expert to assist in determining the fair value of these assets and liabilities. Included in the asset valuation for this purchase was the valuation of three intangible assets: the iPCS subscriber base, non-compete agreements for certain former iPCS employees, and the right to be the exclusive provider of Sprint PCS products and services in the 37 markets in which iPCS operates. For the subscriber base, the non-compete agreements, and the right to provide Sprint PCS products and services in the iPCS territory, finite useful lives of 30 months, six months and 205 months, respectively, have been assigned. The Company evaluates its intangible assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

(k)  New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS No. 123. The Company currently does not anticipate adopting the provisions of SFAS No. 148.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires

                       AIRGATE PCS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS No. 146 by the Company on October 1, 2002 is not expected to have a material impact on the Company's financial position, results of operations, or cash flows as the Company has not recorded any significant restructurings in past periods, but the adoption may impact the timing of charges in future periods.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The adoption of SFAS No. 145 by the Company on October 1, 2002 is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The Company occasionally offers rebates to subscribers that purchase wireless handsets in its retail stores. The Company's historical policy regarding the recognition of these rebates in the consolidated statement of operations is a reduction in the revenue recognized on the sale of the wireless handset by an estimate of the amount of rebates expected to be redeemed. The Company's policy is in accordance with the guidance set forth in EITF 01-9. Therefore, the adoption of EITF 01-9 by the Company on January 1, 2002 did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company elected early adoption of SFAS No. 144 as of the beginning of its fiscal year on October 1, 2001. The Company's adoption of SFAS No. 144 did not have a material impact on the Company's financial position, results of operations, or cash flows. However, as discussed in note 2, the application of the provisions of SFAS No. 144 resulted in a $356.5 million impairment during the quarter ended September 30, 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 on October 1, 2002 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company met the criteria for early application and adopted SFAS No. 142 on October 1, 2001. The Company's adoption of the provisions of SFAS No. 142 did not have a material impact on the Company's financial position, results of operations or cash flows. However, as discussed in note 2, the application of the provisions of SFAS No. 142 resulted in an impairment charge of $460.9 million during the fiscal year ended September 30, 2002.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding

                       AIRGATE PCS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


business combinations and allocation of purchase price. The Company adopted SFAS No. 141 as of July 1, 2001, prior to AirGate recording any significant business acquisitions and such adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

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

(m)  Concentration of Risk

The Company's cell sites are located on towers which are leased from a limited number of tower companies, with one company owning approximately 20% of the Company's leased towers. Additionally, the Company derives substantial revenues and expenses from Sprint and Sprint PCS (see note 4).

The Company maintains cash and cash equivalents in accounts with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. Management does not believe there is significant credit risk associated with deposits in excess of federally insured amounts. Further, the Company maintains accounts with nationally recognized investment managers. Such deposits are not insured by the Federal Deposit Insurance Corporation. Management does not believe there is significant credit risk associated with these uninsured deposits.

A significant amount of the Company's financial transactions result from the Company's relationship with Sprint. Additionally, Sprint holds approximately four to eleven days of the Company's subscriber lockbox receipts prior to remitting those receipts to the Company weekly. Refer to note 4 for information on the Company's transactions with Sprint.

Concentrations of credit risk with respect to accounts receivables are limited due to a large subscriber base. Initial credit evaluations of subscribers' financial condition are performed and security deposits are generally obtained for subscribers with a high credit risk profile. The Company maintains an allowance for doubtful accounts for potential credit losses.

(n)  Comprehensive Income (Loss)

No statements of comprehensive income (loss) have been included in the accompanying consolidated financial statements since the Company does not have any elements of other comprehensive income (loss) to report.

(o)  Advertising Expenses

The Company expenses advertising costs when the advertisement occurs. Total advertising expenses amounted to approximately $30.9 million in 2002, $13.0 million in 2001 and $7.5 million in 2000 and are included in selling and marketing expenses in the accompanying consolidated statements of operations.

(p)  Segments

AirGate and its unrestricted subsidiary, iPCS, provide wireless PCS services as network partners of Sprint. Both AirGate and iPCS offer similar products and services through similar retail channels to a broad range of wireless customers in their respective markets. Consequently, these entities have been aggregated into a single operating segment in accordance with the provisions of SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information."

(q)  Stock Compensation

The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed stock option grants. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

                       AIRGATE PCS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



(r)  Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(4)    Sprint Agreements

Under the Sprint Agreements, Sprint provides the Company significant support services such as billing, collections, long distance, customer care, network operations support, inventory logistics support, use of the Sprint and Sprint PCS brand names, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue and expenses when Sprint's and Sprint's network partners' PCS wireless subscribers incur minutes of use in the Company's territories and when the Company's subscribers incur minutes of use in Sprint and other Sprint network partners' PCS territories. These transactions are recorded in roaming revenue, cost of service and roaming, cost of equipment and selling and marketing expense captions in the accompanying consolidated statements of operations. Cost of service and roaming transactions include the 8% affiliation fee, long distance charges, roaming expense and the costs of services such as billing, collections, and customer service and other pass-through expenses. Cost of equipment transactions relate to inventory purchased by the Company from Sprint under the Sprint Agreements. Selling and marketing transactions relate to subsidized costs on handsets and commissions paid by the Company under Sprint's national distribution program. Amounts recorded relating to the Sprint Agreements for the years ended September 30, 2002, 2001 and 2000, are as follows (dollars in thousands):

                                                                                       Years Ended September 30,

                                                                                ----------------------------------------
                                                                                    2002          2001         2000
                                                                                    ----          ----         ----

Amounts included in the Consolidated Statement of Operations:

     AirGate roaming revenue .................................................. $   70,002     $  53,863    $   11,798
                                                                                ==========     =========    ==========
     AirGate cost of service and roaming:
          Roaming ............................................................. $   52,746     $  40,472    $    3,171
          Customer service ....................................................     40,454        15,526         1,542
          Affiliation fees ....................................................     15,815         7,603           757
          Long distance .......................................................     13,846         6,556         1,119
          Other ...............................................................      2,115         1,252           145
                                                                                -----------   ----------    -----------
     Total cost of service and roaming ........................................  $ 124,976     $  71,409    $    6,734
                                                                                 =========     =========    ==========
     AirGate purchased inventory .............................................. $   23,662     $  19,405    $    7,571
                                                                                ==========     =========    ==========
     AirGate selling and marketing ............................................ $   21,728     $  20,827    $    5,716
                                                                                ==========     =========    ==========
     iPCS roaming revenue ..................................................... $   33,137     $       -    $        -
                                                                                ==========     =========    ==========
     iPCS cost of service and roaming:
          Roaming ............................................................. $   25,723     $       -    $        -
          Customer service ....................................................     19,367             -             -
          Affiliation fees ....................................................      8,011             -             -
          Long distance .......................................................      7,686             -             -
          Other ...............................................................        781             -             -
                                                                                ----------     ---------    ----------
     Total cost of service and roaming ........................................ $   61,568     $       -    $        -
                                                                                ==========     =========    ==========
     iPCS purchased inventory ................................................. $   17,097     $       -    $        -
                                                                                ==========     =========    ==========
     iPCS selling and marketing ............................................... $    9,970     $       -    $        -
                                                                                ==========     =========    ==========

Amounts included in the Consolidated Balance Sheet:

                                                                                As of
                                                                             September 30,
                                                                 -----------------------------------
                                                                      2002                  2001
                                                                      ----                  ----
           Receivable from Sprint                                  $ 44,953              $ 10,200
           Payable to Sprint                                        (88,360)              (32,564)

The Sprint Agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. The Company was in compliance in all material respects with these requirements at September 30, 2002.

                       AIRGATE PCS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The Company has reclassified approximately $10.0 million of subscriber accounts receivable for the fiscal year ended September 30, 2002 to a receivable from Sprint. The Company believes at least $10.0 million is payable from Sprint, but Sprint has acknowledged only $5.8 million is owed to AirGate. The Company is in discussions with Sprint regarding the differences and has provided for these discussions in our consolidated financial statements.

(5)    Property and Equipment

      Property and equipment consists of the following at September 30 (dollars in thousands):

                                                                                           2002                2001
                                                                                           ----                ----
      Network assets .................................................................   $ 461,806         $ 217,788
      Computer equipment .............................................................      10,723             3,684
      Furniture, fixtures, and office equipment ......................................      14,985            11,592
      Vehicles .......................................................................         891                --
      Construction in progress .......................................................      23,663            19,883
                                                                                        ------------       -----------
            Total property and equipment .............................................     512,068           252,947
      Less accumulated depreciation and amortization .................................    (112,913)          (43,621)
                                                                                        ------------       -----------
            Total property and equipment, net ........................................   $ 399,155         $ 209,326
                                                                                        ============       ===========


      Depreciation and amortization of property and equipment for the years ended September 30, 2002, 2001, and 2000 was $70,197, $30,621, and
      $12,034, respectively.

      Costs and accumulated amortization associated with assets held under capital lease obligations as of September 30, 2002 are as follows:

                          Cost                                           $ 571
                          Accumulated amortization                         (28)
                                                                  -------------
                                                                         $ 543
                                                                  =============
(6)    Long Term Debt and Capital Lease Obligations

      Long-term debt includes the assumption of the iPCS long term debt on November 30, 2001 and consists of the following at September 30 (dollars in thousands):

                                                                                                 2002            2001
                                                                                                 ----            ----

      AirGate credit facility, net of unaccreted original issue discounts of $376 and
         $574, respectively ................................................................   $ 136,124       $  74,726
      AirGate notes, $300,000 due at maturity:
            Accreted carrying value ........................................................     228,813         201,124
            Unaccreted original issue discount .............................................      (8,649)         (9,524)
                                                                                              ------------    ------------
                 Net AirGate notes .........................................................     220,164         191,600
      iPCS credit facility .................................................................     130,000              --
      iPCS notes, $300,000 due at maturity, at accreted carrying value, net of
         unamortized premium of $38,060 ....................................................     222,908              --
      iPCS capital lease obligations .......................................................         568              --
                                                                                              ------------    ------------
            Total long-term debt and capital lease obligations .............................     709,764         266,326
            Current maturities of long-term debt and capital lease obligations .............     354,936              --
                                                                                              ------------    ------------
            Long-term debt and capital lease obligations, excluding current maturities .....   $ 354,828       $ 266,326
                                                                                              ============    ============


As of September 30, 2002, future scheduled principal payments under indebtedness and future minimum capital lease payments for the next five years and thereafter are as follows (in thousands):

Years Ending September 30,                    AirGate
                                               credit          AirGate        iPCS credit       iPCS          Capital
                                              facility          notes          facility         notes         leases      Total
                                              --------          -----          --------         -----         ------      -----
2003 .....................................  $      2,024       $     -        $        -       $        -    $      4   $     2,028
2004 .....................................        15,863             -             9,750                -          74        25,687
2005 .....................................        21,150             -            17,875                -          77        39,102
2006 .....................................        26,920             -            29,250                -          81        56,251
2007 .....................................        35,400             -            32,500                -          84        67,984
Thereafter ...............................        35,143       300,000            40,625          300,000         965       676,733
                                             -----------   -------------   -------------     ------------   -----------  -----------

                       AIRGTAE PCS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Total future principal payments on
      long-term debt and future minimum
      lease payments on capital leases ....    $136,500      $ 300,000   $   130,000        $ 300,000   $    1,285    $ 867,785
  Less amount representing interest and
      unaccreted discounts ................        (376)       (79,836)            -          (77,092)        (717)    (158,021)
                                            ------------  ------------   -----------    -------------   ----------- -----------
Total future principal payments on
  long-term debt, net of unaccreted
  discounts, and present value of future
  lease payments on capital leases .......      136,124        220,164       130,000          222,908          568      709,764
Less current maturities* .................       (2,024)             -      (130,000)        (222,908)          (4)    (354,936)
                                            -----------   ------------   -----------    -------------   ----------  -----------
Long-term debt and capital lease
  obligations, excluding current
  maturities .............................   $  134,100      $ 220,164   $         -        $       -   $      564  $   354,828
                                             ==========      =========   ===========    =============   =========== ===========


*Amounts in this table do not reflect the current classifiation of the iPCS credit facility and iPCS notes as discussed below, except in the classification of current maturities.

AirGate Credit Facility

On August 16, 1999, AirGate entered into a $153.5 million senior credit facility. The AirGate credit facility provides for (i) a $13.5 million senior secured term loan (the "Tranche I Term Loan") which matures on June 6, 2007, and
(ii) a $140.0 million senior secured term loan (the "Tranche II Term Loan") which matures on September 30, 2008. Mandatory quarterly payments of principal are required beginning December 31, 2002 for the Tranche I Term Loan and March 31, 2004 for the Tranche II Term Loan initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. A commitment fee of 1.50% on unused borrowings under the AirGate credit facility is payable quarterly and included in interest expense. For the years ended September 30, 2002, 2001 and 2000, commitment fees totaled $0.6 million, $1.5 million and $6.0 million, respectively. $17.0 million remained available for borrowing under the AirGate credit facility as of September 30, 2002 and $12.0 million as of December 31, 2002. The AirGate credit facility is secured by all the assets of AirGate, other than assets of its unrestricted subsidiary, iPCS. In connection with this financing, AirGate issued to Lucent Technologies, in its capacity as administrative agent and arranger, warrants to purchase 139,035 shares of common stock that were exercisable upon issuance. Additionally, AirGate incurred origination fees and expenses of $5.0 million, which have been recorded as financing costs and are amortized to interest expense using the straight-line method, over the life of the agreement. The interest rate for the AirGate credit facility is determined on a margin above either the prime lending rate in the United States or the London Interbank Offer Rate. At September 30, 2002 and 2001, the weighted average interest rate on outstanding borrowings was 5.6% and 7.3%, respectively.

The AirGate credit facility contains ongoing financial covenants, including reaching defined subscriber growth and covered population targets, maximum annual spending on capital expenditures, attaining minimum subscriber revenues, and maintaining certain leverage and other ratios such as debt to total capitalization, debt to EBITDA and EBITDA to fixed charges. The AirGate credit facility restricts the ability of AirGate and its subsidiaries, other than iPCS to: create liens; incur indebtedness; make certain payments, including payments of dividends and distributions in respect of capital stock; consolidate, merge and sell assets; engage in certain transactions with affiliates; and fundamentally change its business. As of September 30, 2002, AirGate was in compliance with all operational and financial covenants governing the AirGate credit facility. As discussed in Note 15, however, AirGate was in default as of December 30, 2002, which is cured with the filing of these consolidated financial statements.

AirGate Notes

On September 30, 1999, the Company received proceeds of $156.1 million from the issuance of 300,000 units, each unit consisting of $1,000 principal amount at maturity of 13.5% senior subordinated discount notes due 2009 (the "AirGate notes") and one warrant to purchase 2.148 shares of common stock at a price of $0.01 per share (see Note 8). The accreted value outstanding as of September 30, 2002 of the AirGate notes was $220.2 million. The Company incurred expenses, underwriting discounts and commissions of $6.6 million related to the notes, which have been recorded as financing costs and are amortized to interest expense using the straight-line method, over the life of the agreement. The notes contain certain covenants relating to limitations on AirGate's ability to, among other acts, sell assets, incur additional indebtedness, and make certain payments. The AirGate notes restrict the ability of AirGate and its subsidiaries, other than iPCS to: create liens; incur indebtedness; make certain payments, including payments of dividends and distributions in respect of capital stock; consolidate, merge and sell assets; engage in certain transactions with affiliates; and fundamentally change its business. As of September 30, 2002, AirGate was in compliance with all covenants governing the AirGate notes. As discussed in Note 15, however, AirGate was in default as of December 30, 2002, which is cured with the filing of these consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

iPCS Credit Facility

The iPCS credit facility provides for a $80.0 million senior secured term loan which matures on December 31, 2008, which is the first installment of the loan, or tranche A. The second installment, or tranche B, under the iPCS credit facility is for a $50.0 million senior secured term loan, which also matures on December 31, 2008. The iPCS credit facility requires quarterly payments of principal beginning March 31, 2004 for tranche A and tranche B, initially in the amount of 2.5% of the loan balance then outstanding and increasing thereafter. The commitment fee on unused borrowing ranges from 1.00% to 1.50%, payable quarterly and is included in interest expense. For the ten months ended September 30, 2002 commitment fees totaled $0.5 million. iPCS' obligations under the iPCS credit facility are secured by all of iPCS' operating assets, but not any assets of AirGate. The interest rate for the iPCS credit facility is determined on a margin above either the prime lending rate in the United States or the London Interbank Offer Rate. At September 30, 2002 and 2001, the weighted average interest rate on outstanding borrowings was 5.7% and 6.8%, respectively.

Following the merger with iPCS, the Company proposed a new business plan for iPCS for fiscal year 2002 which would have violated the EBITDA loss covenants of the iPCS credit facility in the second half of the fiscal year 2002. On February 14, 2002, iPCS entered into an amendment, which provided relief under the EBITDA covenant and modified certain other requirements. The iPCS credit facility was also amended during November 2002, reducing the availability of the iPCS credit facility by $10.0 million to $130.0 million. In exchange, iPCS' liquidity covenant was waived, as well as the minimum subscriber covenant at December 31, 2002.

The iPCS credit facility contains ongoing financial covenants, including reaching defined subscriber levels, maximum annual spending on capital expenditures, attaining minimum subscriber revenues and certain levels of EBITDA, and maintaining certain leverage and other ratios such as debt to total capitalization, debt to EBITDA and EBITDA to fixed charges. The iPCS credit facility restricts the ability of iPCS and its subsidiaries to: create liens; incur indebtedness; make certain payments, including payments of dividends and distributions in respect of capital stock; consolidate, merge and sell assets; engage in certain transactions with affiliates; and fundamentally change its business. As of September 30, 2002, iPCS was in compliance in all material respects with all operational and financial covenants governing the iPCS credit facility. As discussed in Note 15, however, as of December 30, 2002, iPCS was in default of certain of these covenants. Because of iPCS' inability to cure such default, all amounts under the iPCS credit facility have been classified as current liabilities in the accompanying consolidated balance sheet.

iPCS Notes

On July 12, 2000, iPCS received proceeds of $152.3 million from the issuance of 300,000 units, each unit consisting of $1,000 principal amount at maturity of 14.0% senior subordinated discount notes due 2010 (the "iPCS notes") and warrants to purchase 2,982,699 shares of common stock at $5.50 per share. These warrants were subsequently exchanged for warrants on approximately 475,351 shares of the Company's common stock (see note 8(b)). The accreted value outstanding as of September 30, 2002 of the iPCS notes was $222.9 million. The iPCS notes contain certain covenants relating to limitations on iPCS's ability to, among other acts, sell assets, incur additional indebtedness, and make certain payments.

The iPCS notes restrict the ability of iPCS and its subsidiaries to: create liens; incur indebtedness; make certain payments, including payments of dividends and distributions in respect of capital stock; consolidate, merge and sell assets; engage in certain transactions with affiliates; and fundamentally change its business. As of September 30, 2002, iPCS was in compliance in all material respects with all covenants governing the iPCS notes. As discussed in
Note 15, however, as of December 30, 2002, iPCS was in default of certain of these covenants. Because of iPCS' inability to cure such default, all amounts under the iPCS notes have been classified as a current liability in the accompanying consolidated balance sheet.

(7)  Fair Value of Financial Instruments

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

                                  September 30, 2002           September 30, 2001
                               -------------------------    ------------------------
                                Carrying      Estimated      Carrying     Estimated
                                 amount      fair value       amount      fair value
                               ------------ -------------   ----------   -----------

Cash and cash equivalents .... $   32,475    $  32,475      $  14,290     $   14,290
Accounts receivable, net .....     38,127       38,127         23,798         23,798

                       AIRGATE PCS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Receivable from Sprint PCS ........  44,953     44,953     10,200     10,200
Accounts payable ..................  18,152     18,152     10,210     10,210
Accrued expenses ..................  20,950     20,950     13,840     13,840
Payable to Sprint PCS .............  88,360     88,360     32,564     32,564
AirGate credit facility ........... 136,124    112,302     74,726     74,726
iPCS credit facility .............. 130,000     81,250          -          -
AirGate notes ..................... 220,164     25,125    191,600    192,574
iPCS notes ........................ 222,908     13,500          -          -

(a) Cash and cash equivalents, accounts receivable net, receivable from Sprint PCS, accounts payable, accrued expenses and payable to Sprint PCS.

Management believes that the carrying amounts of these items are a reasonable estimate of their fair value due to the short-term nature of the instruments.

(b)  Long-term debt

Long-term debt is comprised of the AirGate credit facility, AirGate notes, iPCS credit facility and iPCS notes. The fair value of the AirGate notes and the iPCS notes are stated at quoted market prices as of September 30, 2002 and 2001. As there is no active market for the AirGate and iPCS credit facilities, management has estimated the fair values of the AirGate and iPCS credit facilities based upon the Company's analysis and discussions with individuals knowledgeable about such matters.

(8)  Stockholders' Equity (Deficit)

(a)  Common stock

On May 26, 2000, at a Special Meeting of the stockholders of AirGate, the stockholders voted to amend AirGate's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of its common stock, par value $0.01 per share, from 25,000,000 to 150,000,000 shares.

In October 1999, the Company's Board of Directors authorized the issuance of 12,533 additional shares of common stock to the affiliates of Weiss, Peck & Greer Venture Partners and the affiliates of JAFCO America Ventures, Inc. pursuant to a previously authorized promissory note issued by the Company. The shares were authorized for issuance in consideration of $0.1 million of interest that accrued from the period June 30, 1999 to September 28, 1999 on promissory notes issued to the affiliates of Weiss, Peck & Greer Venture Partners and the affiliates of JAFCO America Ventures, Inc. The promissory notes and related accrued interest were converted into shares of common stock at a price 48% less than the price of a share of common stock sold in the Company's initial public offering of common stock in accordance with their original terms. The amount related to the fair value of the beneficial conversion feature of $0.1 million has been recorded as additional paid-in-capital and recognized as interest expense in the year ended September 30, 2000.

(b)  Common Stock Purchase Warrants

In August 1998, the Company issued stock purchase warrants to stockholders in consideration for: (1) loans made by the stockholders to the Company which have been converted to common stock, (2) guarantees of certain bank loans provided by the stockholders, and (3) in connection with $4.8 million in convertible notes provided by the stockholders.

In connection with a refinancing of the convertible notes payable to stockholders in May 1999, the Company cancelled the August 1998 warrants and issued new warrants to Weiss, Peck & Greer Venture Partners Affiliated Funds to purchase shares of common stock for an aggregate amount up to $2.7 million at an exercise price 25% less than the price of a share of common stock sold in the initial public offering, or $12.75 per share. The warrants for 214,413 shares were exercisable upon issuance. The Company allocated $1.7 million of the proceeds (calculated using the Black-Scholes option pricing model) from this refinancing to the fair value of the warrants and recorded a discount on the related debt, which was recognized as interest expense from the date of issuance (May 1999) to the expected date of conversion (August 1999). In July 2000, all of such warrants were exercised.

On August 16, 1999, AirGate issued stock purchase warrants to Lucent Technologies in consideration of the AirGate credit facility. The exercise price of the warrants equals 120% of the price of one share of common stock at the closing of the initial public offering, or $20.40 per share, and the warrants were exercisable for an aggregate of 128,860 shares of AirGate's common stock. AirGate allocated $0.7 million of the proceeds from the AirGate credit facility to the fair value of the warrants calculated using the Black-Scholes option pricing model and recorded an original issue discount on the AirGate credit facility, which is recognized as interest expense over the period from the date of issuance to the maturity date using the effective interest method. In September 2000, all of such warrants were exercised.

                       AIRGATE PCS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

In June 2000, AirGate issued stock purchase warrants to Lucent Technologies to acquire 10,175 shares of common stock on terms identical to those discussed in the previous paragraph, all of which were outstanding as of September 30, 2002. These warrants expire on August 15, 2004. The Company recorded a discount on the AirGate credit facility of $0.3 million, which represents the fair value of the warrants on the date of grant using a Black-Scholes option pricing model. The discount is recognized as interest expense over the period from the date of issuance to maturity using the effective interest method.

Interest expense relating to both grants of Lucent Technologies warrants for the year ended September 30, 2002 was $0.2 million and for each of the years ended September 30, 2001 and 2000 was $0.2 million.

On September 30, 1999, as part of offering the AirGate notes, the Company issued warrants to purchase 2.148 shares of common stock for each unit at a price of $0.01 per share. In January 2000, the Company's registration statement on Form S-1 relating to warrants to purchase 644,400 shares of common stock issued together, as units, with AirGate's $300 million of 13.5% senior subordinated discount notes due 2009, was declared effective by the Securities and Exchange Commission. The Company allocated $10.9 million of the proceeds from the units offering to the fair value of the warrants and recorded an original issue discount on the notes, which is recognized as interest expense over the period from issuance to the maturity date using the effective interest method. For the years ended September 30, 2002, 2001 and 2000, accretion of the discount from the warrants totaling $0.9 million, $0.8 million and $0.7 million, respectively, was recorded as interest expense. The warrants became exercisable beginning upon the effective date of the registration statement registering such warrants, for an aggregate of 644,400 shares of common stock. The warrants expire October 1, 2009. As of September 30, 2002, warrants representing 604,230 shares of common stock had been exercised (15,001 in 2002, 80,641 in 2001 and 508,588 in 2000),
and warrants representing 40,170 shares of common stock remain outstanding.

As part of the acquisition of iPCS by AirGate, AirGate assumed warrants previously issued by iPCS in connection with the iPCS notes in exchange for warrants on 475,351 shares of Company common stock with an exercise price of $34.51 per share, all of which were outstanding on September 30, 2002. Additionally, the Company assumed warrants on 183,584 shares of the Company's common stock previously issued by iPCS in connection with iPCS' amendment of its management agreement with Sprint with an exercise price of $31.06 per share. The warrants related to the iPCS notes became exercisable on July 15, 2001 for a period of ten years after the date of issuance. The warrants related to the Sprint Agreements were issued as part of an amendment to the management agreement iPCS had with Sprint in connection with iPCS' purchase of Sprint owned PCS territories in Michigan, Iowa and Nebraska and became exercisable by Sprint on July 15, 2001 and expire on July 15, 2007.

The following is a summary of activity in the Company's warrants from date of issuance through September 30, 2002:

                        Warrants as of September 30, 2002

                                                                                    Outstanding as of
                                                        Issued       Exercised         September 30
                                                     ---------      -----------     -----------------
AirGate Weiss, Peck & Greer - May 1999 .............   214,413       (214,413)                -
AirGate Lucent Warrants - August 1999 ..............   128,860       (128,860)                -
AirGate Lucent Warrants - June 2000 ................    10,175              -            10,175
AirGate note warrants - September 1999 .............   644,400       (604,230)           40,170
iPCS note warrants - July 2000 .....................   475,351              -           475,351
iPCS Sprint Warrants - July 2000 ...................   183,584              -           183,584
                                                     ---------      ----------          -------
         Total warrants outstanding ................ 1,656,783       (947,503)          709,280
                                                     =========      =========           =======

(c)  Stock Compensation Plans

In July 1999, the Board of Directors approved the 1999 Stock Option Plan, an incentive stock option plan whereby 2,000,000 shares of common stock were reserved for issuance to current and future employees. Options issued under the plan vest at various terms up to a five-year period beginning at the grant date and expire ten years from the date of grant. During the year ended September 30, 2000, unearned stock compensation of $2.2 million was recorded for grants of common stock options made during that period representing the difference between the exercise price at the date of grant and the fair value at the date of grant. Non-cash stock compensation is recognized over the period in which the related services are rendered.

The Company issued 12,067 shares of restricted stock to employees of the Company during fiscal year 2002. The shares vest at various rates over a 5-year period. The Company has recorded the fair value of the shares issued of $252,000 as unearned stock compensation and is amortizing such amount to non-cash stock compensation over the vesting period.

                       AIRGATE PCS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

On January 31, 2001, the Board of Directors approved the 2001 Non-Executive Stock Option Plan, whereby 150,000 shares of common stock were reserved for issuance to current and future employees who were not eligible for grants under the 1999 Stock Option Plan. Options issued under the plan vest ratably over a four-year period beginning at the grant date and expire ten years from the date of grant.

On July 31, 2001, the Board of Directors approved the AirGate PCS, Inc. 2001 Non-Employee Director Compensation Plan. Pursuant to the plan, non-employee directors receive an annual retainer, which may be comprised of cash, restricted stock or options to purchase shares of Company common stock. For each plan year, each non-employee director of the Company that chairs one or more committees of the board of directors receives an annual retainer of $12,000 and all other non-employee directors receive an annual retainer of $10,000. The recipient may elect to receive up to 50% of such amount in the form of restricted stock or options to purchase shares of Company common stock.

Each non-employee director that joins the Company's Board of Directors also receives an initial grant of options to acquire 5,000 shares of Company common stock. The options vest in three equal annual installments beginning on the first day of the plan year following the year of grant. In addition, each participant receives an annual grant of options to acquire 5,000 shares of Company common stock. In lieu of this annual grant, the recipient may elect to receive three year's worth of annual option grants in a single upfront grant of options to acquire 15,000 shares of Company common stock that vest in three equal annual installments. All options are issued at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The Company also reimburses each of the non-employee directors for reasonable travel expenses to board and committee meetings.

On December 18, 2001, the Board of Directors approved the AirGate PCS, Inc. 2002 Long-Term Incentive Plan (the "2002 Plan"), whereby 1,500,000 shares of Company common stock were reserved for issuance as incentive awards to select employees and officers, directors and consultants of the Company, on such vesting terms as the Company's compensation committee determines. The 2002 Plan was approved by shareholders and became effective on February 26, 2002. Upon approval of the 2002 Plan by the Company's shareholders, no future issuances of options under the 1999 Stock Option Plan or 2001 Non-Executive Stock Option Plan were permitted, and shares issued under the Non-Employee Director Plan are reserved under the authority of the 2002 Plan.

On January 31, 2001, the Board of Directors approved the 2001 Employee Stock Purchase Plan, which made available for issuance 200,000 shares of common stock. The 2001 Employee Stock Purchase Plan allows employees to make voluntary payroll contributions towards the purchase of Company common stock. At the end of the offering period, initially the calendar year, the employee will be able to purchase common stock at a 15% discount to the market price of the Company's common stock at the beginning or end of the offering period, whichever is lower. For the year ended September 30, 2002, 18,343 shares of common stock were issued to the 2001 Employee Stock Purchase Plan in exchange for $568,000 in cash, and 181,657 shares remain reserved for future issuance.

The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Had compensation costs for the Company's stock option plans been determined in accordance with SFAS No. 123, the Company's net loss and basic and diluted net loss per share of common stock for the year ended September 30, 2002, 2001 and 2000 would have increased to the pro forma amounts indicated below (dollars in thousands, except for per share amounts):

                                                                        Years Ended September 30,
                                                                   2002           2001          2000
                                                                   ----           ----          ----
   Net loss:
       As reported ........................................... $  (996,617)  $ (110,990)    $(81,323)
       Pro forma ............................................. $(1,005,755)  $ (117,017)    $(84,521)
   Basic and diluted net loss per share of common stock:

       As reported ........................................... $    (41.96)  $    (8.48)    $  (6.60)
       Pro forma ............................................. $    (42.34)  $    (8.94)    $  (6.86)

The fair value of stock option grants for the years ended September 30, 2002, 2001, and 2000 was $26.29, $31.10, and $20.02, respectively. The fair value of stock options granted was estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

                                                                         Years Ended September 30,
                                                                         -------------------------
                                                                   2002           2001          2000
                                                                   ----           ----          ----
   Risk-free interest return .................................     2.3%           3.5%           6.5%
   Volatility ................................................    180.0%         100.0%         120.0%

                       AIRGATE PCS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      Dividend yield ...........................     0%     0%      0%
      Expected life in years ...................     4      4       5

The following table summarizes activity under the Company's stock option plans:

                                                                    Weighted-
                                                     Number of       average
                                                      options     exercise price
                                                    -----------   --------------
Options outstanding as of September 30, 1999 ......  1,075,000     $  14.00
   Granted ........................................    600,500        51.63
   Exercised ......................................    (84,605)       14.00
   Forfeited ......................................    (86,250)       19.15
                                                    ----------     --------
Options outstanding as of September 30, 2000 ......  1,504,645        28.72
   Granted ........................................    502,587        41.35
   Exercised ......................................   (467,556)       14.39
   Forfeited ......................................    (82,741)       36.66
                                                    ----------     --------
Options outstanding as of September 30, 2001 ......  1,456,935        37.23
    Options assumed in acquisition of iPCS ........    478,069        31.99
    Granted .......................................    637,689        27.45
    Exercised .....................................    (33,558)       26.86
    Forfeited .....................................   (279,372)       35.30
                                                    ----------     --------
Options outstanding as of September 30, 2002 ......  2,259,763       $33.95
                                                    ==========     ========

As previously discussed, the Company maintains several stock option plans with total reserved shares of approximately 3,500,000. Shares of the Company's common stock available for future grant under the Company's stock option plans were 1,268,961 at September 30, 2002.

The following table summarizes information for stock options outstanding and exercisable at September 30, 2002:

                         Options outstanding                               Options exercisable
                      ----------------------------------------------     -------------------------
                                          Weighted
                                    average remaining     Weighted                        Weighted
     Range of           Number       contractual life      average        Number          average
  exercise prices     outstanding       (in years)     exercise price    exercisable   exercise price
 ----------------     -----------   -----------------  --------------    -----------   --------------

   $0.88 - 14.00        734,937           7.91          $11.48            239,320        $ 14.00
   15.95 - 34.52        379,249           6.99           31.57            266,617          32.02
   35.63 - 36.75        231,266           8.12           36.65             62,527          36.61
   39.22 - 46.62        230,912           7.83           42.86            102,788          42.94
   46.66 - 46.88        256,577           9.01           46.71             16,275          46.88
   47.50 - 65.13        266,822           8.09           55.94             94,069          54.20
       66.94            150,000           7.92           66.94             67,499          66.94
       98.50             10,000           7.44           98.50              5,750          98.50
                     ----------          -----          ------           --------        -------
  $0.88 - $98.50      2,259,763           7.91          $33.95            854,845        $ 34.59
                     ==========          =====          ======           ========        =======


At September 30, 2001, 406,445 options were exercisable and the weighted average exercise price was $30.05. At September 30, 2000, 285,395 options were exercisable and the weighted average exercise price was $14.00.

(d)  Preferred Stock

The Company's articles of incorporation authorize the Company's Board of Directors to issue up to 5 million shares of preferred stock without stockholder approval. The Company has not issued any preferred stock as of September 30, 2002.

(9)  Income Taxes

The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future and any increase or decrease in the valuation allowance for deferred income tax assets.

                       AIRGATE PCS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Income tax benefit for the years ended September 30, 2002, 2001 and 2000, differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 34% to loss before income tax benefit as a result of the following (dollars in thousands):

                                                                                         Years ended September 30,

                                                                                   2002             2001            2000
                                                                                   ----             ----            ----
Computed "expected" income tax benefit ......................................... $(348,629)       $(37,737)      $(27,650)
(Increase) decrease in income tax benefit resulting from:
Stock option deductions ........................................................    (1,585)         (2,224)           --
State income tax benefits, net of Federal effect ...............................   (23,466)         (6,120)        (5,116)
Increase in the valuation allowance for deferred income tax assets .............   184,197          44,697         31,000
Nondeductible interest expense .................................................     4,244           1,308          1,224
Asset impairments ..............................................................   154,015             --             --
Other, net .....................................................................     2,463              76            542
                                                                                  --------        --------       --------
            Total income tax benefit ........................................... $ (28,761)       $    --        $    --
                                                                                 =========        ========       ========


Differences between financial accounting and tax bases of assets and liabilities giving rise to deferred income tax assets and liabilities are as follows at September 30 (in thousands):

                                                                                                     2002              2001
                                                                                                     ----              ----
Deferred income tax assets:
      Net operating loss carryforwards .........................................................    $56,544           $67,818
      Capitalized start-up costs ...............................................................      2,576             3,942
      Accrued expenses .........................................................................     14,145               409
      Deferred interest expense ................................................................     36,133            15,735
                                                                                                   --------          --------
      Gross deferred income tax assets .........................................................    209,398            87,904
      Less valuation allowance for deferred income tax assets ..................................   (184,197)          (81,459)
                                                                                                   --------          --------
      Net deferred income tax assets ...........................................................     25,201             6,445
Deferred income tax liabilities, principally due to differences in depreciation and
      amortization .............................................................................    (25,201)           (6,445)
                                                                                                   --------          --------
      Net deferred income tax assets ...........................................................    (25,201)           (6,445)
                                                                                                    $    --            $   --
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

The valuation allowance for deferred income tax assets as of September 30, 2002 and 2001 was $184.2 million and $81.5 million, respectively. The net change in the total valuation allowance for the years ended September 30, 2002, 2001 and 2000 was an increase of $184.2 million, $44.7 million and $31.0 million, respectively. The increase in valuation allowance is offset by $81.5 million of valuation allowance associated with the acquisition of iPCS.

At September 30, 2002, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $445 million, which will expire in various amounts beginning in the year 2019. The net operating loss carryforwards that the Company may use to offset taxable income in future years is limited as a result of an ownership change, as defined under Internal Revenue Code Section 382, which occurred effective with the Company's acquisition of iPCS on November 30, 2001. The amount of this annual limitation is approximately $74.3 million per year. At September 30, 2002, the Company also has a South Carolina general business credit carryforward of approximately $0.5 million available to offset income tax expense from this state that will expire in the year 2009.

The net operating loss carryforward of $445 million includes deductions of approximately $8.6 million related to the exercise of stock options, which will be credited to additional paid in capital if recognized.

                       AIRGATE PCS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(10)  Goodwill and intangible assets

The changes in the carrying amount of goodwill between September 30, 2001 and September 30, 2002 are as follows (dollars in thousands):

Balance of goodwill as of September 30, 2001 .................................................................... $     -
   Goodwill acquired on November 30, 2001 (preliminary purchase price allocation) ...............................  387,392
   Adjustments to preliminary purchase price allocation during period ended March 31, 2002 ......................   73,528
   Goodwill impairments ......................................................................................... (460,920)
                                                                                                                  --------
Balance as of September 30, 2002 ................................................................................ $     -
                                                                                                                  ========

The amortization of intangible assets for the years ended September 30, 2002 and 2001 was $39,332 and $46 (dollars in thousands), respectively.

The adjustment to the preliminary purchase price resulted from the receipt of the final purchase price allocation report from the Company's valuation expert. These adjustments reduced the intangible assigned to the right to provide service under the Sprint Agreements by $94 million, increased goodwill by $73.5 million, adjusted other assets and liabilities by $6.9 million, and reduced the deferred income tax liability by $27.4 million.

The amortization period, gross carrying amount, impairments, accumulated amortization, and net carrying amount of intangible assets at September 30, 2002, are as follows (dollars in thousands):

                                                                  Gross                                          Net
                                               Amortization      carrying                      Accumulated     carrying
                                                  period          amount      Impairments     amortization      amount
                                               ------------       -------     -----------     ------------     ---------
Non-competition agreements - iPCS
    acquisition ............................... 6 months          $ 3,900     $      -          $ (3,900)      $    -
Non-competition agreements -
    AirGate store acquisitions ................ 24 months             159            -              (127)           32
Acquired subscriber base - iPCS acquisition ... 30 months          52,400        (6,640)         (17,465)       28,295
Right to provide service under the Sprint
    agreements - iPCS acquisition ............ 205 months         323,289      (305,403)         (17,886)           -
                                                                 --------     ---------         --------       -------
      Total ..................................                   $379,748     $(312,043)        $(39,378)      $28,327
                                                                 ========     =========         ========       =======

The weighted average estimated useful lives of intangibles assets was approximately 178.7 months or 14.9 years for the year ended September 30, 2002 with remaining useful lives of 20 months or 1.7 years for future periods as a result of the impairments described in note 2.

      Estimated future amortization expense on intangible assets for the fiscal years ended September 30,

     2003 ............................................................  $ 17,009
                                                                          ======
     2004 ............................................................  $ 11,318
                                                                          ======

(11)  Merger with iPCS, Inc.

On November 30, 2001, the Company completed the acquisition of iPCS. In light of consolidation in the wireless communications industry in general and among Sprint PCS network partners in particular, the Company's Board of Directors believed that the merger represented a strategic opportunity to significantly expand the size and scope of the Company's operations. The Company's Board of Directors believed that, following the merger, the Company would have greater financial flexibility, operational efficiencies and growth potential than the Company would have on its own. In connection with the iPCS acquisition, the Company issued 12.4 million shares of Company common stock valued at $57.16 per share on November 30, 2001, which totaled $706.6 million. The Company reserved an additional 1.1 million shares for issuance upon exercise of outstanding iPCS options and warrants valued at $47.7 million using a Black-Scholes option pricing model. The transaction was accounted for under the purchase method of accounting. Accordingly, the Company engaged a nationally recognized valuation expert to assist in the allocation of purchase price to the fair value of identifiable assets and liabilities. Subsequently, certain

                       AIRGATE PCS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

former shareholders of iPCS sold 4.0 million shares of Company common stock in an underwritten offering on December 18, 2001. The accounts of iPCS are included in the Company's consolidated financial statements as of September 30, 2002 and the results of operations subsequent to November 30, 2001.

The Company considers itself the acquiring entity for the following reasons. The Company was the issuer of the equity shares in the merger, Company stockholders, subsequent to the merger, held 53 percent of the combined entity, senior management of the combined entity subsequent to the merger is comprised of former senior management of the Company, Company stockholders, subsequent to the merger, have the majority voting rights to elect the governing body of the combined company, and the Company was the larger of the two entities prior to the merger.

The total purchase price and the fair values of identifiable assets and liabilities as of November 30, 2001 are summarized below (dollars in thousands).

     Stock issued .................................................  $ 706,645
     Value of options and warrants converted ......................     47,727
     Costs associated with acquisition ............................      7,730
     Liabilities assumed ..........................................    394,165
                                                                    ----------
              Total purchase price ................................ $1,156,267
                                                                    ==========

     Tangible assets ..............................................  $ 313,843
     Intangible assets ............................................    379,589
     Goodwill .....................................................    462,835
                                                                    ----------
              Total ............................................... $1,156,267
                                                                    ==========

As a result of the acquisition of iPCS, the Company recorded goodwill of $462,835 and intangible assets of $379,589 (dollars in thousands):



                                                                              Value         Amortization
                                                                            Assigned           Period
                                                                            --------        ------------

     Acquired subscriber base ............................................   $52,400          30 months
     Non-competition agreements ..........................................     3,900           6 months
     Right to provide service under the Sprint Agreements ................   323,289         205 months
                                                                            --------
                                                                            $379,589
                                                                            ========


The weighted average estimated useful lives of intangibles assets was approximately 178.7 months or 14.9 years for the year ended September 30, 2002 and approximately 20 months or 1.6 years for future periods as a result of the impairments described in note 2.

All of the goodwill and the majority of the intangibles were subsequently impaired (see Note 2).

The unaudited pro forma condensed consolidated statements of operations for the years ended September 30, 2002 and 2001, set forth below, present the results of operations as if the acquisition had occurred at the beginning of each period and are not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of each period (dollars in thousands).


                                                                                      Years Ended September 30,
                                                                                  ----------------------------------
                                                                                        2002             2001
                                                                                        ----             ----

    Total revenues .............................................................    $   483,612        $ 259,214
                                                                                    ===========        =========
    Net loss ...................................................................    $(1,045,361)       $(246,032)
                                                                                    ===========        =========
    Basic and diluted net loss per share .......................................    $    (40.57)       $   (9.67)
                                                                                    ===========        =========

                       AIRGATE PCS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(12) Commitments and Contingencies

(a) Operating Leases

The Company is obligated under non-cancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Future minimum annual lease payments under non-cancelable operating lease agreements with remaining terms greater than one year for the next five years and in the aggregate at September 30, 2002, are as follows (dollars in thousands):

        Years ending September 30,
        --------------------------

        2003 ..............................................  $ 32,310
        2004 ..............................................    30,906
        2005 ..............................................    25,374
        2006 ..............................................    17,462
        2007 ..............................................    11,860
        Thereafter ........................................    28,401
                                                             --------
           Total future minimum annual lease payments .....  $146,313
                                                             ========

Rental expense for all operating leases was $30.0 million, $15.2 million and $9.8 million for the years ended September 30, 2002, 2001 and 2000, respectively.

(b) Employment Agreements

The Company has entered into employment agreements with certain employees that define employment terms including salary, bonus and benefits to be provided to the respective employees.

In May 2000, the Company entered into a retention bonus agreement with Thomas M. Dougherty, its Chief Executive Officer. So long as Mr. Dougherty is not terminated for cause or does not voluntarily terminate employment, the Company must make on specified payment dates, generally quarterly, extending to January 15, 2004, periodic retention bonuses totaling $3.6 million. For the years ended September 30, 2002, 2001 and 2000, the Company has recorded compensation expense of $0.7 million, $0.7 million and $1.2 million, respectively, related to amounts earned under the retention bonus agreement. Under the terms of the agreement, partial acceleration of the future payments would occur upon a change in control of the Company. The Company's commitment with respect to future payments at September 30, 2002 was $1 million.

(c) Litigation

On July 3, 2002 the Federal Communications Commission (the "FCC") issued an order in Sprint PCS v. AT&T for declaratory judgment holding that PCS wireless carriers could not unilaterally impose terminating long distance access charges pursuant to FCC rules. This FCC order did not preclude a finding of a contractual basis for these charges, nor did it rule whether or not Sprint PCS had such a contract with carriers such as AT&T. AirGate and iPCS have previously received $3.9 and $1.0 million, respectively. This is comprised of $4.3 and $1.1 million, respectively, of terminating long distance access revenues, less $0.4 and $0.1 million, respectively, of associated affiliation fees held by Sprint PCS and Sprint PCS has asserted its right to recover these revenues net of the affiliation fees. As a result of this ruling, and our assessment of this contingency under SFAS No. 5, "Accounting for Contingencies", the Company recorded a charge to revenues during the quarter ended June 30, 2002 to fully accrue for these amounts. However, we will continue to assess the ability of Sprint, Sprint PCS or other carriers to recover these charges and the Company is continuing to review the availability of defenses it may have against Sprint PCS' claim to recover these revenues.

In May 2002, putative class action complaints were filed in the United States District Court for the Northern District of Georgia against AirGate PCS, Inc., Thomas M. Dougherty, Barbara L. Blackford, Alan B. Catherall, Credit Suisse First Boston, Lehman Brothers, UBS Warburg LLC, William Blair & Company, Thomas Wiesel Partners LLC and TD Securities. The complaints do not specify an amount or range of damages that the plaintiffs are seeking. The complaints seek class certification and allege that the prospectus used in connection with the secondary offering of Company stock by certain former iPCS shareholders on December 18, 2001 contained materially false and misleading statements and omitted material information necessary to make the statements in the prospectus not false and misleading. The alleged omissions included (i) failure to disclose that in order to complete an effective integration of iPCS, drastic changes would have to be made to the Company's distribution channels, (ii) failure to disclose that the sales force in the acquired iPCS markets would require extensive restructuring and (iii) failure to disclose that the "churn" or "turnover" rate for subscribers would increase as a result of an increase in the amount of sub-prime credit quality subscribers the Company added from its merger with iPCS. On July 15, 2002, certain plaintiffs and their counsel

                       AIRGATE PCS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

filed a motion seeking appointment as lead plaintiffs and lead counsel. On November 26, 2002, the Court entered an Order requiring the Plaintiffs to provide additional information in connection with their Motion for Appointment as Lead Plaintiff and in December 2002, Plaintiffs submitted Declarations in Support of Motion for Appointment of Lead Plaintiff. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend against these claims. However, no assurance can be given as to the outcome of the litigation.

(d)  401(k) Plan

Employer contributions under the Company's 401(k) plans for the years ended September 30, 2002, 2001 and 2000 were $0.7, $0.6, and $0.2 million, respectively.

(e)  Other

The Company is committed to make expenditures for certain outdoor advertising and marketing sponsorships subsequent to September 30, 2002 totaling $1.1 million and $250,000, respectively. Additionally, the Company is committed to making a future payment under a consulting contract of $580,000.

(13) Related Party Transactions and Transactions between AirGate and iPCS

See Note 4 for a discussion of transactions with Sprint.

Transactions between AirGate and iPCS

The Company formed AirGate Service Company, Inc. ("ServiceCo") to provide management services to both AirGate and iPCS. ServiceCo is a wholly-owned restricted subsidiary of AirGate. Personnel who provide general management services to AirGate and iPCS have been leased to ServiceCo, which includes 190 employees at September 30, 2002. Generally, the management personnel include the corporate staff in the Company's principal corporate offices in Atlanta and the accounting staff in Geneseo, Illinois. ServiceCo expenses are allocated between AirGate and iPCS based on the percentage of subscribers they contribute to the total number of Company subscribers (the "ServiceCo Allocation"), which is currently 60% AirGate and 40% iPCS. Expenses that are related to one company are allocated to that company. Expenses that are related to ServiceCo or both companies are allocated in accordance with the ServiceCo Allocation. For the year ended September 30, 2002, iPCS paid ServiceCo a net total of $1.7 million for ServiceCo expenses.

AirGate has completed transactions at arms-length in the normal course of business with its unrestricted subsidiary iPCS. These transactions are comprised of roaming revenue and expenses, inventory sales and purchases and sales of network operating equipment as further described below.

In the normal course of business under AirGate's and iPCS' Sprint agreements, AirGate's subscribers incur minutes of use in iPCS' territory causing AirGate to incur roaming expense. In addition, iPCS' subscribers incur minutes of use in AirGate's territory for which AirGate receives roaming revenue. AirGate received $0.4 million of roaming revenue from iPCS and incurred $0.4 million of roaming expense to iPCS during the year ended September 30, 2002. The reciprocal roaming rate charged and other terms are established under AirGate's and iPCS' Sprint agreements.

In order to optimize the most efficient use of certain models of handset inventories in relation to regional demand, AirGate sold approximately $0.1 million of wireless handset inventories to iPCS. Additionally AirGate purchased approximately $0.2 million of wireless handset inventories from iPCS. These transactions were completed at fair value. At September 30, 2002, neither AirGate nor iPCS were carrying any wireless handset inventory purchased from each other.

AirGate sold approximately $0.2 million of network operating equipment to iPCS in fiscal 2002 at fair value. Additionally, iPCS sold to AirGate approximately $0.7 million of network operating equipment at fair value.

All of these transactions are eliminated in consolidation.

The terms and conditions of each of the transactions described above are comparable to those that could have been obtained in transactions with unaffiliated entities.

Transactions Involving Board Members

AirGate purchases certain telecommunication services for its network from New South Communications. James Akerhielm, a member of AirGate's board of directors during the year ended September 30, 2002, is the president and chief executive officer and a member of the board of directors of New South Communications, Inc. Mr. Akerhielm was elected to the board of directors of AirGate during May 2002. For the year ended September 30, 2002, AirGate purchased $0.7 million of telecommunication

                       AIRGATE PCS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

services from New South Communications, less than 1% of AirGate's revenues. The terms and conditions of such transactions are comparable to those that could have been obtained in transactions with unaffiliated entities.

Pursuant to his employment agreement, iPCS purchases consulting services from Tim Yager who served on AirGate's Board of Directors during the year ended September 30, 2002. For the year ended September 30, 2002, iPCS purchased $0.3 million of consulting services from Tim Yager.

Messrs. Akerhielm and Yager have both recently resigned from the Company's Board of Directors.


(14)  Selected Quarterly Financial Data (Unaudited):

                                                        First           Second          Third         Fourth
                                                       Quarter(a)      Quarter(b)      Quarter       Quarter(c)      Total
                                                       -------         -------         -------       -------         -----
Year ended September 30, 2002:

      Total revenue ............................      $  81,699       $  114,897      $ 122,809     $  137,152     $  456,557
      Operating loss ...........................        (36,724)        (298,856)       (34,592)      (598,643)      (968,815)
      Net loss .................................        (29,644)        (301,910)       (50,079)      (614,984)      (996,617)
   Net loss per share--basic and diluted .......          (1.68)          (11.71)         (1.94)        (23.91)        (41.96)
Year ended September 30, 2001:
      Total revenue ............................      $  23,019       $   37,078      $  49,738     $   62,252     $  172,087
      Operating loss ...........................        (27,404)         (21,338)       (16,295)       (19,517)       (84,554)
      Net loss .................................        (33,863)         (28,372)       (23,743)       (25,012)      (110,990)
   Net loss per share--basic and diluted .......          (2.64)           (2.18)         (1.80)         (1.88)         (8.48)

(a) Includes the acquisition of iPCS (see note 11)
(b) Includes a $261.2 million goodwill impairment charge (see note 2)
(c) Includes impairment charges of $312.0 million related to intangible assets, $199.7 million related to goodwill and $44.5 million related to property and equipment (see notes 2 and 11)

(15)  Subsequent Events

During November 2002, the Company completed an amendment to the iPCS credit facility that waived the minimum subscriber covenant for December 31, 2002 and eliminated the $10.0 million liquidity requirement. The amount of the credit facility was reduced by the same amount to $130.0 million and eliminated any further availability under the iPCS credit facility.

On October 8, 2002 iPCS retained Houlihan Lokey Howard & Zukin Capital to review iPCS' revised long range business plan, the strategic alternatives available to iPCS and to assist iPCS in developing and implementing a plan to improve its capital structure. Because current conditions in the capital markets make additional financing unlikely, iPCS has undertaken efforts to restructure its relationship with its secured lenders, its public noteholders and Sprint, and we have begun restructuring discussions with informal committees of these creditors. While the lenders and noteholders have expressed willingness to work with iPCS, Sprint has informed us it is unwilling to restructure its agreements with iPCS. Because of its deteriorating financial condition, iPCS expects to seek protection under the federal bankruptcy laws in an effort to effect a court-administered reorganization.

iPCS failed to deliver on December 30, 2002 the audited financial statements and audit opinion required by the iPCS credit facility and the indenture under which its notes are issued. Because of these events of default, the senior lenders will have the ability to accelerate iPCS' payment obligations under the iPCS credit facility and the holders of the iPCS notes will have the ability to accelerate iPCS' payment obligations under iPCS' indenture, after giving notice and the expiration of applicable cure periods. iPCS is working with its lenders and noteholders on a forbearance agreement, however there is no assurance that these negotiations will be successful. In any event, we anticipate that iPCS will default on certain financial covenants as of March 31, 2003 and it is probable that iPCS will file for bankruptcy in the near term. Such events are also events of default under the iPCS credit facility.

On November 4, 2002, the Company was notified by Sprint that it intends to reduce the reciprocal roaming rate from its current $0.10 per minute to $0.058 per minute in 2003. Currently the roaming revenue that the Company receives from Sprint for Sprint and its network partners PCS subscribers using the Company's network exceed those that the Company pays to Sprint and its PCS network partners for the Company's subscribers using their networks. The change in the roaming rate will decrease the Company's revenues, expenses and the Company's net roaming margin, which is the difference between roaming revenue and roaming expense, increase the Company's net loss and decrease cash flow from operations.

AirGate's credit facility requires that AirGate deliver audited financial statements accompanied by an unqualified opinion of its independent auditors by December 30, 2002, along with certain related documents. Similarly, AirGate's notes require that

                       AIRGATE PCS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

AirGate deliver an audit opinion of its independent auditors, along with certain related documents, by December 30, 2002. Because AirGate did not deliver the required information on December 30, 2002, AirGate was in default under its credit facility and the indenture governing its notes. Under the AirGate credit facility and indenture, the default did not constitute an event of default until the giving of notice and expiration of the applicable cure period. AirGate is curing any defaults under the AirGate credit facility and indenture with the filing of these consolidated financial statements.

On December 31, 2002, Standard & Poor's ("S&P") downgraded AirGate's corporate rating from CCC+ to CCC- and its rating of the AirGate notes from CCC- to CC. In addition, S&P downgraded iPCS' corporate rating from CCC- to CC and has placed AirGate on credit watch with negative implications pending the cure of a default under its credit facility and its notes.

In October 2002, the Company entered into a separation agreement and release with its former Chief Financial Officer, who resigned as an officer of the Company effective October 21, 2002, and as an employee of the Company effective October 31, 2002. Pursuant to the separation agreement, the Company will pay to the former Chief Financial Officer a severance payment in the amount equal to $300,000, half of which will be paid bi-weekly for the first six months of fiscal 2003. The remainder will be paid in a lump sum payment at the end of the six-month period.

In addition, in connection with a reduction in workforce in October and December 2002, the Company became obligated in the three month period ended December 31, 2002 to pay a total of $1.1 million in severance payments.

(16)  Condensed Consolidating Financial Information

AGW Leasing Company, Inc. ("AGW") is a wholly-owned restricted subsidiary of AirGate. AGW has fully and unconditionally guaranteed the AirGate notes and the AirGate credit facility. AGW was formed to hold the real estate interests for the Company's PCS network and retail operations. AGW also was a registrant under the Company's registration statement declared effective by the Securities and Exchange Commission on September 27, 1999. AGW jointly and severably guarantees the Company's long-term debt.

AirGate Network Services LLC ("ANS") was created as a wholly-owned restricted subsidiary of AirGate. ANS has fully and unconditionally guaranteed the AirGate notes and AirGate credit facility. ANS was formed to provide construction management services for the Company's PCS network. ANS jointly and severably guarantees AirGate's long-term debt.

AirGate Service Company, Inc. ("Service Co") is a wholly-owned restricted subsidiary of AirGate. Service Co has fully and unconditionally guaranteed the AirGate notes and the AirGate credit facility. Service Co was formed to provide management services to AirGate and iPCS. Service Co jointly and severably guarantees AirGate's long-term debt.

iPCS is a wholly-owned unrestricted subsidiary of AirGate and operates as a separate business. As an unrestricted subsidiary, iPCS provides no guarantee to either the AirGate notes or the AirGate credit facility and AirGate and its restricted subsidiaries provide no guarantee to the iPCS notes or the iPCS credit facility.

                       AIRGATE PCS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

AGW, ANS, Service Co and iPCS are 100% owned by AirGate and no other persons have equity interests in such entities.

The condensed consolidating financial information for AirGate, AGW, ANS, Service Co and iPCS as of September 30, 2002 and for the year ended September 30, 2002 is as follows (dollars in thousands):

                                       AGW     AirGate   AirGate                            iPCS
                                     Leasing   Network   Service              AirGate       Non-               Combined
                           AirGate   Company, Services,  Company,   Elimi-    Consol-     Guarantor  Elimi-     Company
                          PCS, Inc.    Inc.     LLC       Inc.      nation    idated(1)   Subsidiary  nations  Consolidated
                         ---------- --------- ---------  -------- --------- -----------  ----------- -------- ------------
Cash and cash
  equivalents ......... $     4,769  $     --  $    118  $     --  $     --  $     4,887  $  27,588  $     --  $    32,475
Other current assets ..     122,869        --       529        --   (60,579)      62,819     35,593    (1,114)      97,298
                        -----------  --------  --------  --------  --------  -----------  ---------  --------  -----------
Total current assets ..     127,638        --       647        --   (60,579)      67,706     63,181    (1,114)     129,773
Property and
  equipment, net ......     168,163        --    45,614        --        --      213,777    185,378        --      399,155
Intangible assets,
  net .................       1,428        --        --        --        --        1,428     26,899        --       28,327
Investment in
  subsidiaries ........    (183,778)       --        --        --    84,506      (99,212)        --    99,212          --
Other noncurrent
  assets ..............       4,924        --        --        --        --        4,924     12,115        --       17,039
                        -----------  --------  --------  --------  --------  -----------  ---------  --------  -----------
Total assets .......... $   118,435  $     --  $ 46,261  $     --  $ 23,927  $   188,623  $ 287,573  $ 98,098  $   574,294
                        ===========  ========  ========  ========  ========  ===========  =========  ========  ===========

Current liabilities ... $    55,535  $ 44,859  $ 60,579  $ 25,329  $(60,579) $   125,723    369,564  $ (1,114) $   494,173
Long-term debt ........     354,264        --        --        --        --      354,264  $     564        --      354,828
Other long-term
  liabilities .........       1,583        --        --        --        --        1,583     16,657        --       18,240
                        -----------  --------  --------  --------  --------  ----------   ---------  --------  -----------
Total liabilities .....     411,382    44,859    60,579    25,329   (60,579)     481,570    386,785    (1,114)     867,241
                        -----------  --------  --------  --------  --------  -----------  ---------  --------  -----------

Stockholders' equity ..    (292,947)  (44,859)  (14,318)  (25,329)   84,506     (292,947)   (99,212)   99,212     (292,947)
                        -----------  --------  --------  --------  --------  -----------  ---------  --------  -----------
Total liabilities and
  stockholders' equity
  (deficit) ........... $   118,435  $     --  $ 46,261  $     --  $ 23,927  $   188,623  $ 287,573  $ 98,098  $  574,294
                        ===========  ========  ========  ========  ========  ===========  =========  ========  ===========

Total revenues ........ $   313,544  $     --  $     --  $     --  $     --  $   313,544  $ 144,080  $ (1,067) $   456,557

Cost of revenues ......    (214,546)  (15,219)       --    (3,140)    1,142     (231,763)  (124,031)    1,067     (354,727)
Selling and marketing .     (73,603)   (2,754)       --    (4,169)    1,516      (79,010)   (37,511)       --     (116,521)
General and
  administrative ......      (5,580)     (585)       --   (18,020)    6,554      (17,631)    (7,708)       --      (25,339)
Depreciation and
  amortization ........     (68,124)       --    (8,357)       --        --      (76,481)   (33,048)       --     (109,529)
Other, net ............     (36,759)       --     1,891        --        --      (34,868)   (22,464)       --      (57,332)
Loss on disposal of
  property and
  equipment ...........        (717)       --      (357)       --        --       (1,074)        --        --       (1,074)
Impairment of goodwill     (452,860)       --        --        --        --     (452,860)    (8,060)       --     (460,920)
Impairment of
  property and
  equipment ...........          --        --        --        --        --           --    (44,450)       --      (44,450)
Impairment of
  intangible assets ...    (312,043)       --        --        --        --     (312,043)        --        --     (312,043)
                        -----------  --------  --------  --------   -------  -----------  ---------  --------  -----------
Total expenses ........  (1,164,232)  (18,558)   (6,823)  (25,329)    9,212   (1,205,730)  (277,272)    1,067   (1,481,935)
                        -----------  --------  --------  --------  --------  -----------  ---------  --------  -----------

Loss in subsidiaries ..    (174,690)       --        --        --    41,498     (133,192)        --   133,192           --
Loss before income
  tax benefit .........  (1,025,378)  (18,558)   (6,823)  (25,329)   50,710   (1,025,378)  (133,192)  133,192   (1,025,378)
Income tax benefit ....      28,761        --        --        --        --       28,761         --        --       28,761
                        -----------  --------  --------  --------   -------  -----------  ---------  --------  -----------
Net loss .............. $  (996,617) $(18,558) $ (6,823) $(25,329) $ 50,710  $  (996,617) $(133,192) $133,192  $  (996,617)
                        ===========  ========  ========  ========  ========  ===========  =========  ========  ===========

Operating activities ..     (24,735)       --       275        --        --      (24,460)   (20,782)       --      (45,242)
Investing activities ..     (22,993)       --        --        --        --      (22,993)   (55,722)       --      (78,716)
Financing activities ..      62,452        --        --        --        --       62,452     79,691        --      142,143
                        -----------  --------  --------  --------   -------  -----------  ---------   -------  -----------

Increase in cash or
  cash equivalents ....      14,724        --       275        --        --       14,999      3,186        --       18,185
Cash and cash
  equivalents at
  beginning of year ...      (9,955) $     --      (157)       --        --      (10,112)    24,402        --       14,290
                        -----------  --------  --------  --------   -------  -----------  ---------   -------  -----------
Cash and cash
  equivalents at end
  of year ............. $     4,769  $     --  $    118  $     --  $     --   $    4,887  $  27,588   $    --  $    32,475
                        ===========  ========  ========  ========  ========   ==========  =========  ========  ===========

(1) Amounts in the column for AirGate consolidated include the effects of purchase accounting related to the iPCS acquisition.

                       AIRGATE PCS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The condensed consolidating financial information for the Company as of September 30, 2001 and for the year ended September 30, 2001 is as follows (dollars in thousands):

                                                                       AGW          AirGate
                                                                     Leasing        Network
                                                      AirGate        Company,       Services,
                                                     PCS, Inc.         Inc.            LLC        Eliminations     Consolidation
                                                    ----------       --------       ---------     ------------     -------------

Cash and cash equivalents ........................  $    14,447     $      --      $      (157)   $        --      $       14,290
Other current assets .............................

Property and equipment, net ......................      160,203            --           49,123             --             209,326
Investment in subsidiaries .......................       37,540            --             --            (37,540)             --
Other assets .....................................      142,738            --              501          (85,845)           57,394
                                                    ------------    ------------   ------------   --------------   ---------------
      Total assets ...............................  $   354,928     $      --      $    49,467    $    (123,385)   $      281,010
                                                    ============    ============   ============   ==============   ===============
Current liabilities ..............................  $    64,580     $    26,301    $    56,962    $     (85,845)   $       61,998
Long-term debt ...................................      266,326            --             --               --             266,326
Other long-term liabilities ......................        5,410            --             --               --               5,410
                                                    ------------    ------------   ------------   --------------   ---------------
      Total liabilities ..........................      336,316          26,301         56,962          (85,845)          333,734
                                                    -----------     -----------    -----------    -------------    --------------
Stockholders' equity (deficit) ...................       18,612         (26,301)        (7,495)         (37,540)          (52,724)
                                                    ------------    ------------   ------------   --------------   ---------------
      Total liabilities and stockholders'
         equity (deficit) ........................  $   354,928     $      --      $    49,467    $    (123,385)   $      281,010
                                                    ============    ============   ============   ==============   ===============



                                                                        AGW          AirGate
                                                                      Leasing        Network
                                                      AirGate        Company,       Services,
                                                     PCS, Inc.         Inc.            LLC        Eliminations     Consolidation
                                                    ----------       --------       ---------     ------------     -------------

Total revenues ...................................  $   172,087     $      --      $      --      $       --       $      172,087
Cost of revenues .................................     (124,022)        (12,928)          --              --             (136,950)
Selling and marketing ............................      (69,833)         (1,784)          --              --              (71,617)
General and administrative .......................      (14,563)           (866)          (313)           --              (15,742)
Depreciation and amortization ....................      (23,354)           --           (7,313)           --              (30,667)
Other, net .......................................      (30,092)           --            1,991            --              (28,101)
                                                    ------------    ------------   ------------   -------------    ---------------
      Total expenses .............................     (261,864)        (15,578)        (5,635)           --             (283,077)
                                                    ------------    ------------   ------------   -------------    ---------------
Loss in subsidiaries .............................      (21,213)           --             --             21,213               --
                                                    ------------    ------------   ------------   -------------    ---------------
Net loss .........................................  $  (110,990)    $   (15,578)   $    (5,635)   $       --       $     (110,990)
                                                    ============    ============   ============   =============    ===============
Operating activities .............................  $   (53,024)           --      $    12,174            --       $      (40,850)
Investing activities .............................      (59,693)           --          (12,079)           --              (71,772)
Financing activities .............................       68,528            --             --              --               68,528
                                                    ------------    ------------   ------------   -------------    ---------------
Decrease in cash or cash equivalents .............      (44,189)           --               95            --              (44,094)
Cash and cash equivalents at beginning of year ...       58,636            --             (252)           --               58,384
                                                    ------------    ------------   ------------   -------------    ---------------
Cash and cash equivalents at end of year .........  $    14,447     $      --      $      (157)   $       --       $       14,290
                                                    ============    ============   ============   =============    ===============

The condensed consolidating financial information for the Company for the year ended September 30, 2000 is as follows (dollars in thousands):

                                                                       AGW          AirGate
                                                                     Leasing        Network
                                                     AirGate        Company,       Services,
                                                     PCS, Inc.         Inc.            LLC        Eliminations     Consolidation
                                                    ----------       --------       ---------     ------------     -------------

Total revenues ...................................  $    25,065     $      --      $      --       $       --      $       25,065
Cost of revenues .................................      (24,598)         (8,857)          --               --             (33,455)
Selling and marketing ............................      (27,832)           (525)          --               --             (28,357)
General and administrative .......................      (12,108)         (1,440)          (530)            --             (14,078)
Depreciation and amortization ....................       (8,583)           --           (3,451)            --             (12,034
Other, net .......................................      (18,464)           --             --               --             (18,464)
                                                    ------------    ------------   ------------    -------------   ---------------
      Total expenses .............................      (91,585)        (10,822)        (3,981)            --            (106,388)
                                                    ------------    ------------   ------------    -------------   ---------------
Loss in subsidiaries .............................      (14,803)           --             --              14,803              --
                                                    ------------    ------------   ------------   -------------    ---------------
Net loss .........................................  $   (81,323)    $   (10,822)   $    (3,981)    $      14,803   $      (81,323)
                                                    ===========     ============   ============    =============   ===============
Operating activities .............................  $   (89,165)           --      $    47,556             --      $      (41,609)
Investing activities .............................     (104,589)           --          (47,808)            --            (152,397)
Financing activities .............................       (6,510)           --             --               --              (6,510)
                                                    ------------    ------------   ------------    -------------   ---------------
Decrease in cash or cash equivalents .............     (200,264)           --             (252)            --            (200,516)
Cash and cash equivalents at beginning of year ...      258,900            --             --               --             258,900
                                                    ------------    ------------   ------------    -------------   ---------------
Cash and cash equivalents at end of year .........  $    58,636     $      --      $      (252)            --      $       58,384
                                                    ===========     ============   ============    =============   ===============


Independent Auditors' Report

The Board of Directors
AirGate PCS, Inc.:

    Under date of January 10, 2003, we reported on the consolidated balance sheets of AirGate PCS, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended September 30, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule included in the annual report on Form 10-K, as listed in the index under Item 15(b). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in notes 1 and 6 to the consolidated financial statements, the Company's wholly-owned, unrestricted subsidiary, iPCS, Inc., is in default under provisions of its credit agreements, and substantially all of its debt is classified as a current liability. iPCS, Inc. has been unable to restructure its debt and secure additional financing necessary to fund its operations and, accordingly, iPCS, Inc. intends to file for reorganization and protection from its creditors under Chapter 11 of the United States Bankruptcy Code in early 2003 either as a part of a consensual restructuring or in an effort to effect a court administered reorganization. iPCS, Inc. represents approximately 32% of total consolidated revenues for the year ended September 30, 2002 and 50% of the total consolidated assets at September 30, 2002. AirGate PCS, Inc. and its restricted subsidiaries are generally precluded by its credit agreements from providing financial support to iPCS, Inc. Although the ultimate impact of the planned iPCS, Inc. bankruptcy filing is not presently determinable, management believes that the bankruptcy proceedings will not have a significant adverse effect on the liquidity of AirGate PCS, Inc. and its restricted subsidiaries through fiscal 2003.


/s/ KPMG LLP

Atlanta, Georgia
January 10, 2003

                       AIRGATE PCS, INC. AND SUBSIDIARIES

           CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended September 30, 2002, 2001 and 2000
                                 (in thousands)

                                                                     Additions
                                                             ------------------------
                                              Balance at        Charges to                                Balance
                                             Beginning of       Costs and                                at End of
               Classification                  Period           Expenses      Other        Deductions    a Period
              ----------------              -------------    -------------  ---------     ------------  -----------
September 30, 2002
      Allowance for Doubtful Accounts ....  $   2,759           26,933(1)   23,406(2)      (45,888)(3)  $   11,256
                                                                             4,046(4)
      Income Tax Valuation Allowance .....  $  81,459          184,197(6)       --         (81,459)(5)  $  184,197
September 30, 2001
      Allowance for Doubtful Accounts ....  $     563            8,125(1)    2,874(2)       (8,803)(3)  $    2,759
      Income Tax Valuation Allowance .....  $  36,762           44,697(6)       --              --      $   81,459
September 30, 2000
      Allowance for Doubtful Accounts ....  $     --               563(1)       --              --      $      563
      Income Tax Valuation Allowance .....  $   5,762           31,000(6)       --              --      $   36,762


(1) Amounts represent provisions for doubtful accounts charged to cost of service and roaming.
(2) Amounts represent provisions for late payment fees, early cancellation fees, first payment default customers, and other billing adjustments charged to subscriber revenues.
(3)  Amounts represent write-offs of uncollectible customer accounts.
(4) Amount represents the allowance for doubtful accounts of iPCS, Inc. as of November 30, 2001, the date of acquisition.
(5) Amount represents a decrease in the valuation allowance associated with acquisition of iPCS, Inc. on November 30, 2001.
(6) Amounts represent increases in the valuation allowance for deferred income tax assets to reduce them to the amount believed to be realizable.