Form 10-K/A
period 2002-09-30
AIRGATE PCS INC /DE/
filed 2003-01-17
CIK 1086844

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A

                                 Amendment No. 1

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

================================================================================

                                EXPLANATORY NOTE

This Form 10-K/A is being amended solely for the purpose of correcting parenthetical errors in the Consolidated Statements of Stockholders' Equity (Deficit), and mechanical errors in the financial information in Note 1(b) and the Selected Quarterly Financial Data (Unaudited) with respect to Net loss per share--basic and diluted for the fourth quarter of fiscal 2002 in Note 14, and to update the signature page and the certifications required by the Sarbanes-Oxley Act of 2002 in Item 15 and Exhibits 99.1 and 99.2, and to update KPMG LLP's report on the financial statement schedule to reference this 10-K/A and the consent of KPMG LLP in Exhibit 23. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect these changes.

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

----------
   * Confidential treatment has been requested on portions of these documents

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 16, 2003.

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

                       Name                                             Title                                     Date
                       ----                                             -----                                     ----
             /S/  THOMAS M. DOUGHERTY                 Chief Executive Officer and Director            January 16, 2003
---------------------------------------------------      (Principal Executive Officer)
               Thomas M. Dougherty

            /S/    WILLIAM H. SIEPPEL                 Chief Financial Officer (Principal              January 16, 2003
---------------------------------------------------      Financial and Accounting Officer)
                William H. Sieppel

                      /S/ *                           Chairman of the Board of Directors              January 16, 2003
---------------------------------------------------
                 Barry Schiffman

                      /S/ *                           Director                                        January 16, 2003
---------------------------------------------------
                Robert A. Ferchat

                                                      Vice President, General Counsel and             January 16, 2003
By:          /S/   BARBARA L. BLACKFORD                Corporate Secretary
---------------------------------------------------
                    Barbara L. Blackford
                      Attorney-in-fact

* Barbara L. Blackford, by signing her name hereto, does sign this document on behalf of the above noted individuals pursuant to powers of attorney duly executed by such individuals, which have been filed as an exhibit to this Report.

                                 CERTIFICATIONS

I, Thomas M. Dougherty, certify that:

1. I have reviewed this annual report on Form 10-K/A of AirGate PCS, Inc.;

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

Date:  January 16, 2003

                           /s/ Thomas M. Dougherty
                           -------------------------
                           Thomas M. Dougherty
                           Chief Executive Officer

I, William H. Sieppel, certify that:

1. I have reviewed this annual report on Form 10-K/A of AirGate PCS, Inc.;

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

Date:  January 16, 2003

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

                       AIRGATE PCS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  (Dollars in thousands, except share amounts)

                 Years ended September 30, 2002, 2001, and 2000

                                                                                                                           Total
                                                             Common Stock     Additional                  Unearned     stockholders
                                                          ------------------   paid-in    Accumulated      stock          equity
                                                            Shares    Amount   capital      deficit     compensation     (deficit)
                                                          ---------- -------  ----------  ------------  ------------   ------------
Balance at September 30, 1999 ........................... 11,957,201  $ 120    $157,880   $  (27,254)    $  (2,900)     $  127,846
  Conversion of notes payable to stockholders to
    common stock including beneficial conversion feature
    (note 8) ............................................     12,533    --          213          --            --              213
  Exercise of common stock purchase warrants (note 8) ...    762,444      8          (3)         --            --                5
  Unearned compensation related to grant of compensatory
    stock options (note 8) ..............................        --     --        2,231          --         (2,231)            --
  Issuance of stock purchase warrants in connection with
    senior credit facility (note 8) .....................        --     --          282          --            --              282
  Exercise of stock options (note 8) ....................     84,605    --         1,185         --            --            1,185
  Forfeiture of compensatory stock options (note 8) .....        --     --          (213)        --            213             --
  Stock option compensation (note 8) ....................        --                 --           --          1,665           1,665
  Net loss ..............................................        --                 --       (81,323)          --          (81,323)
                                                          ----------  -----    --------   ----------     ---------      ----------
Balance at September 30, 2000 ........................... 12,816,783    128     161,575     (108,577)       (3,253)         49,873
                                                          ----------  -----    --------   ----------     ---------      ----------
  Exercise of common stock purchase warrants (note 8) ...     80,641      1        --            --            --                1
  Exercise of stock options (note 8) ....................    467,556      5       6,722          --            --            6,727
  Forfeiture of compensatory stock options (note 8) .....        --     --          (81)         --             81             --
  Stock compensation expense (note 8) ...................        --     --           39          --          1,626           1,665
  Net loss ..............................................        --     --          --      (110,990)          --         (110,990)
                                                          ----------  -----    --------   ----------     ---------      ----------
Balance at September 30, 2001 ........................... 13,364,980    134     168,255     (219,567)       (1,546)        (52,724)
                                                          ----------  -----    --------   ----------     ---------      ----------
  Issuance of common stock in merger with iPCS, Inc.
    (note 11) ........................................... 12,362,571    124     706,521          --            --          706,645
  Stock options and warrants assumed in merger with
    iPCS, Inc. (notes 8 and 11) .........................        --     --       47,727          --            --           47,727
  Exercise of stock options (note 8) ....................     33,558    --          685          --            --              685
  Issuance of restricted common stock (note 8) ..........     12,067    --          252          --           (252)            --
  Exercise of common stock purchase warrants (note 8) ...     15,001    --          --           --            --              --
  Issuance of common stock to employee stock purchase
     plan (note 8) ......................................     18,343    --          568          --            --              568
  Stock compensation expense (note 8) ...................        --     --          --           --            769              769
  Net loss ..............................................        --     --          --      (996,617)          --         (996,617)
                                                          ----------  -----    --------   ----------     ---------      ----------
Balance at September 30, 2002 ........................... 25,806,520  $ 258    $924,008  $(1,216,184)    $  (1,029)     $ (292,947)
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

                       AIRGATE PCS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

The following reflects condensed balance sheet information and statement of operations information of AirGate and its unrestricted subsidiary, separately identifying the investment in iPCS including the effects of purchase accounting as of September 30, 2002 and the historical equity basis loss of iPCS, the related effects of purchase accounting, and income tax benefit for the year ended September 30, 2002.

              Condensed Balance Sheet Information:

              Cash and cash equivalents                        $   4,887
              Other current assets                                62,819
                                                               ---------
                       Total current assets                       67,706

              Property and equipment, net                        213,777
              Investment in iPCS                                (141,543)
              Other noncurrent assets                             13,732
                                                               ---------
                                                               $ 153,672
                                                               =========

              Current liabilities                              $  82,175
              Long-term debt                                     354,264
              Other long-term liabilities                         10,180
                                                               ---------
                    Total liabilities                            446,619

              Stockholders' deficit                             (292,947)
                                                               ---------
                                                               $ 153,672
                                                               =========
              Condensed Statement of Operations
              Information:

              Revenues                                         $ 313,544

              Costs of revenues                                 (231,763)
              Selling and marketing expenses                     (79,010)
              General and administrative expenses                (17,631)
              Depreciation and amortization                      (40,758)
              Other expense, net                                 (37,162)
                                                               ---------
                    Total expenses                              (406,324)
                                                               ---------

              Loss before equity in loss of iPCS and
                  effects of purchase accounting, and
                  income tax benefit                             (92,780)
              Historical equity basis loss of iPCS              (133,192)
              Effects of purchase accounting                    (799,406)
              Income tax benefit                                  28,761
                                                               ---------
              Net loss                                         $(996,617)
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


(14)  Selected Quarterly Financial Data (Unaudited):

                                                        First           Second          Third         Fourth
                                                       Quarter(a)      Quarter(b)      Quarter       Quarter(c)      Total
                                                       -------         -------         -------       -------         -----
Year ended September 30, 2002:

      Total revenue ............................      $  81,699       $  114,897      $ 122,809     $  137,152     $  456,557
      Operating loss ...........................        (36,724)        (298,856)       (34,592)      (598,643)      (968,815)
      Net loss .................................        (29,644)        (301,910)       (50,079)      (614,984)      (996,617)
   Net loss per share--basic and diluted .......          (1.68)          (11.71)         (1.94)        (23.83)        (41.96)
Year ended September 30, 2001:
      Total revenue ............................      $  23,019       $   37,078      $  49,738     $   62,252     $  172,087
      Operating loss ...........................        (27,404)         (21,338)       (16,295)       (19,517)       (84,554)
      Net loss .................................        (33,863)         (28,372)       (23,743)       (25,012)      (110,990)
   Net loss per share--basic and diluted .......          (2.64)           (2.18)         (1.80)         (1.88)         (8.48)

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
                                                    ===========     ============   ============    =============   ===============


Independent Auditors' Report

The Board of Directors
AirGate PCS, Inc.:

     Under date of January 10, 2003, we reported on the consolidated balance sheets of AirGate PCS, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended September 30, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule included in the annual report on Form 10-K/A, as listed in the index under Item 15(b). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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