Form 10-Q
period 2003-02-14
AIRGATE PCS INC /DE/
filed 2003-02-14
CIK 1086844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002.

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     25,944,903 shares of common stock, $0.01 par value per share, were outstanding as of February 10, 2003.

                                AIRGATE PCS, INC.
                              THIRD QUARTER REPORT

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements............................................... 3
          Consolidated Balance Sheets at December 31, 2002 and
             September 30, 2002 (unaudited).................................. 3
          Consolidated Statements of Operations for the three months ended
             December 31, 2002 and 2001 (unaudited).......................... 4
          Consolidated Statements of Cash Flows for the three months ended
             December 31, 2002 and 2001 (unaudited).......................... 5
          Notes to the Consolidated Financial Statements (unaudited)......... 6
Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................... 16
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........31
Item 4.   Controls and Procedures........................................... 32
PART II   OTHER INFORMATION................................................. 33
Item 1.   Legal Proceedings................................................. 33
Item 2.   Changes in Securities and Use of Proceeds......................... 33
Item 3.   Defaults Upon Senior Securities................................... 33
Item 4.   Submission of Matters to a Vote of Security Holders............... 33
Item 5.   Other Information................................................. 33
Item 6.   Exhibits and Reports on Form 8-K.................................. 45

                          PART I. FINANCIAL INFORMATION
                         Item 1. -- FINANCIAL STATEMENTS
                       AIRGATE PCS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                  (dollars in thousands, except share amounts)

                                                                                                     December 31,  September 30,
                                                                                                         2002          2002
                                                                                                         ----          ----
Assets
Current assets:

     Cash and cash equivalents..................................................................        $  3,010      $  32,475
     Accounts receivable, net of allowance for doubtful accounts of $11,455
       and $11,256, respectively................................................................          37,430         38,127
     Receivable from Sprint.....................................................................          42,334         44,953
     Inventories................................................................................           6,555          6,733
     Prepaid expenses...........................................................................          10,647          7,159
     Other current assets.......................................................................             293            326
                                                                                                            ----           ----
         Total current assets...................................................................         100,269        129,773
Property and equipment, net of accumulated depreciation of $133,262 and $112,913, respectively..         383,720        399,155
Financing costs.................................................................................           7,867          8,118
Intangible assets, net of accumulated amortization of $21,856 and $17,592, respectively.........          24,063         28,327
Direct subscriber activation costs..............................................................           8,341          8,409
Other assets....................................................................................           1,369            512
                                                                                                           -----          -----
       Total assets.............................................................................        $525,629       $574,294
                                                                                                        ========       ========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Accounts payable...........................................................................        $  5,681      $  18,152
     Accrued expenses...........................................................................          18,575         20,950
     Payable to Sprint..........................................................................          82,011         88,360
     Deferred revenue...........................................................................          11,923         11,775
     Current maturities of long-term debt and capital lease obligations.........................          361,828       354,936
                                                                                                          -------       -------
         Total current liabilities..............................................................         480,018        494,173
Deferred subscriber activation fee revenue......................................................          15,200         14,973
Other long-term liabilities.....................................................................           3,565          3,267
Long-term debt and capital lease obligations, excluding current maturities......................         367,291        354,828
                                                                                                        --------       --------
         Total liabilities......................................................................         866,074        867,241
                                                                                                        --------       --------
           Commitments and contingencies........................................................              --             --
                                                                                                        --------       --------
Stockholders' equity (deficit):
     Preferred stock, par value, $.01 per share;
        5,000,000 shares authorized; no shares issued and outstanding..........................               --             --
     Common stock, par value, $.01 per share; 150,000,000 shares authorized; 25,836,520 and
        25,806,520 shares issued and outstanding at December 31, 2002 and September 30, 2002,                258            258
        respectively............................................................................
     Additional paid-in-capital.................................................................         924,030        924,008
     Unearned stock compensation................................................................            (875)        (1,029)
     Accumulated deficit........................................................................      (1,263,858)    (1,216,184)
                                                                                                      -----------    -----------
         Total stockholders' equity (deficit)...................................................        (340,445)      (292,947)
                                                                                                      -----------    -----------
         Total liabilities and stockholders' equity (deficit)...................................      $  525,629     $  574,294
                                                                                                      ===========   ============

See accompanying notes to the unaudited consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
           (dollars in thousands, except share and per share amounts)

                                                                           Three Months Ended
                                                                              December 31,
                                                                    ----------------------------------
                                                                         2002               2001
                                                                    ---------------     --------------
Revenues:

     Service revenues..........................................           $ 96,328           $ 55,849
     Roaming revenues..........................................             31,991             21,303
     Equipment revenues........................................              4,782              4,545
                                                                         ---------          ---------
           Total  revenues.....................................            133,101             81,697

Operating Expenses:
     Cost of services and roaming (exclusive
      of depreciation,  and amortization as shown separately
      below)...................................................            (88,006)           (57,757)
     Cost of equipment.........................................            (12,127)            (9,583)
     Selling and marketing.....................................            (28,903)           (29,845)
     General and administrative expenses.......................             (7,408)            (5,200)
     Non-cash stock compensation expense.......................               (176)              (231)
     Depreciation and amortization of property and equipment...            (20,626)           (11,266)
     Amortization of intangible assets.........................             (4,264)            (4,539)
                                                                         ----------         ----------
           Total operating expenses............................           (161,510)          (118,421)
                                                                         ----------         ----------
           Operating loss......................................            (28,409)           (36,724)
                                                                         ----------         ----------
Interest income................................................                 40                 99
Interest expense...............................................            (19,305)           (10,283)
Other expense..................................................                 --                (95)
                                                                         ----------         ----------
           Loss before income tax benefit......................            (47,674)           (47,003)
                                                                         ----------         ----------
           Income tax benefit..................................                 --             17,359

           Net loss............................................          $ (47,674)        $  (29,644)
                                                                        -----------        -----------
Basic and diluted net loss per share of common stock...........          $   (1.85)        $    (1.68)

Basic and diluted weighted-average outstanding common shares...         25,824,149         17,675,349


See accompanying notes to the unaudited consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                                                           Three Months Ended
                                                                                                              December 31,
                                                                                                       ---------------------------

                                                                                                          2002            2001

     Net loss......................................................................................        $ (47,674)     $(29,644)
     Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization of property and equipment......................................           20,626        11,266
      Amortization of intangible assets............................................................            4,264         4,539
      Amortization of financing costs into interest expense........................................              302           386
      Provision for doubtful accounts..............................................................            3,126         6,731
      Interest expense associated with accretion of discounts......................................           14,863         9,069
      Non-cash stock compensation..................................................................              176           231
      Deferred income tax benefit..................................................................               --       (17,359)
        Changes in assets and liabilities:
          Accounts receivable......................................................................           (2,103)       (9,540)
          Receivable from Sprint...................................................................            2,619           827
          Inventories..............................................................................                          1,066
                                                                                                                 178
          Prepaid expenses, other current and non-current assets...................................           (4,622)       (2,337)
          Accounts payable, accrued expenses and other long term liabilities.......................           (6,597)       (7,941)
          Payable to Sprint........................................................................           (6,349)       (1,841)
          Deferred revenue.........................................................................            1,282         3,426
                                                                                                          -----------    ----------
                     Net cash used in operating activities.........................................          (19,909)      (31,121)
                                                                                                          -----------    ----------

Cash flows from investing activities:
     Capital expenditures..........................................................................         (14,050)       (7,126)
     Cash acquired from iPCS, Inc..................................................................              --        24,401
     Purchase of business assets...................................................................              --        (5,880)
                                                                                                          ----------    -----------

                     Net cash (used in) provided by investing activities...........................         (14,050)       11,395
                                                                                                         -----------    -----------

Cash flows from financing activities:
     Proceeds from borrowings under senior credit facilities.......................................           5,000        30,000
     Payments for credit facility borrowings.......................................................            (506)           --
     Proceeds from exercise of employee stock options..............................................              --           585
                                                                                                         -----------    -----------
                     Net cash provided by financing activities.....................................           4,494        30,585
                                                                                                         -----------    -----------
                     Net (decrease) increase in cash and cash equivalents..........................         (29,465)       10,859
Cash and cash equivalents at beginning of period...................................................          32,475        14,290
                                                                                                         -----------   ------------
Cash and cash equivalents at end of period.........................................................     $     3,010    $   25,149
                                                                                                        ============   ============
Supplemental disclosure of cash flow information - cash paid for interest..........................     $     2,702    $    1,738
Supplemental disclosure for non-cash investing activities:
     Capitalized interest..........................................................................     $       522    $    1,317


See accompanying notes to the unaudited consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002
                                   (unaudited)

(1) Business, Basis of Presentation and Liquidity

(a) Business and Basis of Presentation

The accompanying unaudited quarterly financial statements of AirGate PCS, Inc. (the "Company") are presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, these statements reflect all adjustments, including recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements for the interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002, which is filed with the SEC and may be accessed via EDGAR on the SEC's website at http://www.sec.gov. The results of operations for the quarter ended December 31, 2002 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2003. Certain prior year amounts have been reclassified to conform to the current year's presentation. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated balance sheets and revenues and expenses during the reporting periods to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

AirGate PCS, Inc. and its restricted and unrestricted subsidiaries were created for the purpose of providing wireless Personal Communication Services ("PCS"). AirGate PCS, Inc. and its restricted subsidiaries ("AirGate") collectively are a network partner of Sprint with the exclusive right to market and provide Sprint PCS products and services in a defined network territory. AirGate is licensed to use the Sprint brand names in its original 21 markets located in the southeastern United States.

On November 30, 2001, AirGate acquired iPCS, Inc. (together with its subsidiaries, "iPCS"), a network partner of Sprint with 37 markets in the midwestern United States. The accompanying consolidated financial statements include the accounts of AirGate PCS, Inc. and its wholly-owned restricted subsidiaries, AGW Leasing Company, Inc., AirGate Service Company, Inc., and AirGate Network Services, LLC, and its unrestricted subsidiary iPCS since its acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

The PCS market is characterized by significant risks as a result of rapid changes in technology, intense competition and the costs associated with the build-out of a PCS network. The Company's operations are dependent upon Sprint's ability to perform its obligations under the agreements between the Company and Sprint (see note 3) under which the Company has agreed to construct and manage its Sprint PCS networks (the "Sprint Agreements"). Additionally, the Company's ability to attract and maintain a subscriber base of sufficient size and credit quality is critical to achieving sufficient positive cash flow to meet its financial covenants under its credit agreements. Changes in technology, increased competition, economic conditions or inability to achieve sufficient positive cash flow to meet its financial covenants under its credit agreements, among other factors, could have an adverse effect on the Company's financial position, results of operations, and liquidity.

(b)  Liquidity

The Company has generated significant net losses since inception. For the quarter ended December 31, 2002 and the year ended September 30, 2002, the Company's net loss amounted to $47.7 million and $996.6 million, including goodwill and asset impairment charges of $817.4 million. As of December 31, 2002, the Company had a working capital deficit of $379.7 million, and AirGate had available credit of $12.0 million under its $153.5 million senior secured credit facility (the "AirGate credit facility"). The majority of the Company's working capital deficit is attributable to the classification of iPCS' debt described below totaling $359.8 million as current.

iPCS has ceased making interest payments on its $130.0 million senior secured credit facility (the "iPCS credit facility") and is not in compliance with certain provisions of the iPCS credit facility or the indenture under which its $300.0 million senior subordinated discount notes (the "iPCS notes") were issued. iPCS has no remaining credit availability under its credit facility. As a result of these defaults, substantially all of iPCS' debt is classified as a current liability. The lenders under the iPCS credit facility and the trustee for the iPCS notes are entitled to accelerate the iPCS debt, subject to the forbearance agreement described in Note 10.

iPCS has also incurred significant net losses during the quarter ended December 31, 2002 and the year ended September 30, 2002, which are included in the accompanying consolidated financial statements. Because current conditions in the capital markets make additional financing unlikely, iPCS has undertaken efforts to restructure its relationship with its secured lenders, its public noteholders and Sprint. To date, iPCS has been unable to restructure its debt or secure additional financing necessary to fund its operations and, accordingly, iPCS expects to file for reorganization and protection from its creditors under Chapter 11 of the United States Bankruptcy Code in early 2003 either as part of a consensual restructuring or in an effort to effect a court administered reorganization.

Because iPCS is an unrestricted subsidiary, under AirGate's debt agreements AirGate is generally unable to provide capital or other financial support to iPCS. Further, iPCS lenders, noteholders and creditors do not have a lien on or encumbrance on assets of AirGate. We believe AirGate operations will continue independent of the outcome of the iPCS restructuring. However, it is likely that AirGate's ownership interest in iPCS will have no value after the restructuring is complete.

The carrying value of iPCS' long-lived assets in these consolidated financial statements (principally property and equipment, goodwill and intangible assets) was written down during the year ended September 30, 2002 to reflect impairment charges as required by Statement of Financial Accounting Standards ("SFAS") No. 144 and SFAS No. 142.

While the ultimate and long-term affect on AirGate of iPCS' proposed bankruptcy proceedings cannot be determined, management believes that AirGate and its restricted subsidiaries will continue to operate and that iPCS' bankruptcy proceedings, and related outcomes, will not have a material adverse effect on the liquidity of AirGate.

In addition to its capital needs to fund operating losses, the Company has invested large amounts to build-out its networks and for other capital assets. For the quarter ended December 31, 2002 and the three years ended September 30, 2002, the Company invested $14.1 million and $320.7 million respectively to purchase property and equipment. While much of the Company's networks are now complete, and capital expenditures are expected to decrease significantly in the future, such expenditures will continue to be necessary.

AirGate had only $12 million remaining available under the AirGate credit facility as of December 31, 2002. AirGate currently has no additional sources of working capital other than EBITDA. If AirGate's actual revenues are less than expected or operating or capital costs are more than expected, AirGate's financial condition and liquidity may be materially adversely affected. In such event, there is substantial risk that the Company could not access the credit or capital markets for additional capital.

AirGate's ability to borrow funds under the AirGate credit facility may be terminated if it is unable to maintain or comply with the restrictive financial and operating covenants contained in the AirGate credit facility. The AirGate credit facility contains covenants specifying the maintenance of certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum service revenues, maximum capital expenditures, and the maintenance of a ratio of total debt to annualized EBITDA, as defined in the AirGate credit facility.

If the Company is unable to operate the AirGate business within the covenants specified in the AirGate credit facility, and is unable to obtain future amendments to such covenants, AirGate's ability to make borrowings required to operate the AirGate business could be restricted or terminated. Such a restriction or termination would have a material adverse affect on AirGate's liquidity and capital resources.

AirGate has initiated a number of action steps to lower its operating costs and capital needs. The following are some of the more significant steps:

o a plan to improve the credit quality of new subscribers and its subscriber base and reduce churn by restricting availability of programs for sub-prime subscribers;

o    the elimination of certain personnel positions;

o    a significant reduction in capital expenditures; and

o    a reduction in spending for advertising and promotions.

In addition to these steps, AirGate is initiating or investigating a number of other actions that could further reduce operating expenses and capital needs. These include additional reductions in staff; the outsourcing of certain functions now performed by AirGate; further deferrals or reductions in capital spending and seeking ways to lower fees and charges from services now provided by Sprint. Although there can be no assurances, AirGate management believes that existing cash, expected results of operations and cash flows, and amounts available under the AirGate credit facility will provide sufficient resources to fund AirGate's activities through at least the end of calendar year 2003.

The following reflects condensed balance sheet information and statement of operations information of AirGate and its unrestricted subsidiary, iPCS, separately identifying the investment in iPCS including the effects of purchase accounting as of December 31, 2002 and September 30, 2002 and the historical equity basis loss of iPCS, the related effects of purchase accounting, and income tax benefit for the quarters ended December 31, 2002 and 2001.


                                                                                   As of
                                                                   December 31, 2002    September 30, 2002
Condensed Balance Sheet Information:

Cash and cash equivalents..................................               $     944             $   4,887
Other current assets.......................................                  63,650                62,819
                                                                            -------               -------
        Total current assets...............................                  64,594                67,706
Property and equipment, net................................                 203,644               213,777
Investment in iPCS ........................................                (169,789)             (141,543)
Other noncurrent assets....................................                  14,226                13,732
                                                                          ---------             ---------
                                                                          $ 112,675             $ 153,672
                                                                          =========             =========

Current liabilities........................................               $  76,036             $  82,175
Long-term debt.............................................                 366,728               354,264
Other long-term liabilities................................                  10,356                10,180
                                                                            -------               -------
      Total liabilities....................................                 453,120               446,619

Stockholders' deficit......................................                (340,445)             (292,947)
                                                                           ---------            ----------
                                                                          $ 112,675             $ 153,672
                                                                          =========             =========


                                                                        For the Three Months Ended
                                                                  December 31, 2002      December 31, 2001
Condensed Statement of Operations Information:

Revenues...................................................             $    81,865             $  67,671
Costs of revenues..........................................                 (58,278)              (53,243)
Selling and marketing expenses.............................                 (16,798)              (25,089)
General and administrative expenses........................                  (4,077)               (3,976)
Depreciation and amortization..............................                 (11,619)               (9,023)
Other expense, net (principally interest)..................                 (10,521)               (8,935)
                                                                          ----------            ----------
      Total expenses.......................................                (101,293)             (100,266)
                                                                          ----------            ----------
Loss before equity in loss of iPCS and effects of purchase
    accounting, and income tax benefit.....................                 (19,428)              (32,595)
Historical equity basis loss of iPCS.......................                 (25,763)              (10,319)
Effects of purchase accounting.............................                  (2,483)               (4,089)


Income tax benefit.........................................                      --                17,359
                                                                         -----------           -----------
Net loss...................................................              $  (47,674)            $ (29,644)
                                                                         ===========            ==========

  (c)  Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potentially dilutive securities of 41,790 for the quarter ended December 31, 2002 and 704,876 for the quarter ended December 31, 2001 have been excluded from the computation of dilutive net loss per share for the periods presented because their effect would have been antidilutive.


(2)  New Accounting Pronouncements

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

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the "Interpretation"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

The Company guarantees certain lease commitments of its restricted subsidiaries. The maximum amount of these guarantees is included in the consolidated operating lease disclosure commitment footnote included in the Company's Form 10-K/A. Also, the handsets sold by the Company are under a one-year warranty from Sprint. If a customer returns a handset for warranty, the Company sends the handset to Sprint for repair. Sprint provides a credit to the Company equal to the price of the refurbished handset, which is generally what is returned to the customer. The Company will apply the recognition and measurement provisions for all guarantees and warranties entered into or modified after December 31, 2002.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS No. 146 by the Company on October 1, 2002 is not expected to have a material impact on the Company's financial position, results of operations, or cash flows as the Company has not recorded any significant restructurings in the past periods, but the adoption may impact the timing of charges in future periods. As discussed in
Note 6, during the three months ended December 31, 2002 the Company recorded $0.7 million of costs related to staff reductions and retail store closings.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The adoption of SFAS No. 145 by the Company on October 1, 2002 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 by the Company on October 1, 2002 did not have a material impact on the Company's financial position, results of operations or cash flows.

(3) Sprint Agreements

Under the Sprint Agreements, Sprint provides the Company significant support services such as billing, collections, long distance, customer care, network operations support, inventory logistics support, use of Sprint brand names, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue and expenses when Sprint's and Sprint's network partners' wireless subscribers incur minutes of use in the Company's territories and when the Company's subscribers incur minutes of use in Sprint and other Sprint network partners' PCS territories. These transactions are recorded in roaming revenue, cost of service and roaming, cost of equipment and selling and marketing expense captions in the accompanying consolidated statements of operations. Cost of service and roaming transactions include the 8% affiliation fee, long distance charges, roaming expense and the costs of services such as billing, collections, customer service and pass-through expenses. Cost of equipment transactions relate to inventory purchased by the Company from Sprint under the Sprint Agreements. Selling and marketing transactions relate to subsidized costs on handsets and commissions paid by the Company under Sprint's national distribution programs. Amounts recorded relating to the Sprint Agreements for the quarters ended December 31, 2002 and 2001 are as follows (dollars in thousands):

                                                                                 For the Three Months
                                                                                  Ended December 31,
                                                                                2002             2001
Amounts included in the Consolidated Statement of Operations:

     AirGate roaming revenue...............................................   $  17,829       $  16,209
     AirGate cost of service and roaming:
          Roaming..........................................................   $  14,685       $  13,157
          Customer service.................................................      11,303           7,455
          Affiliation fee..................................................       4,836           3,386
          Long distance....................................................       2,785           3,310
          Other............................................................         494             498
                                                                              ----------       ---------

     AirGate cost of service and roaming:..................................   $  34,103       $  27,806
     AirGate purchased inventory...........................................   $   5,650       $   6,647
     AirGate selling and marketing.........................................   $   3,101       $   8,337
     iPCS roaming revenue..................................................   $  10,663       $   4,540
     iPCS cost of service and roaming
          Roaming..........................................................   $   8,362       $   3,647
          Customer service.................................................       7,526           1,290
          Affiliation fee..................................................       3,106             717
          Long distance....................................................       2,150             898
          Other............................................................       1,696             100
                                                                              ----------       ----------

     iPCS cost of service and roaming......................................   $  22,840       $   6,652
     iPCS purchased inventory..............................................   $   6,175       $   2,297
     iPCS selling and marketing............................................   $   3,014       $   3,534
Amounts included in the Consolidated Balance Sheet:

                                                             As of
                                                  December 31,     September 30,
                                                      2002              2002
                                                   ---------         ---------
 Receivable from Sprint                           $  42,334          $  44,953
 Payable to Sprint                                  (82,011)           (88,360)

Because approximately 96% of our revenues are collected by Sprint and 65% of costs of service and roaming in our financial statements are derived from fees and charges, including pass-through charges, from Sprint, we have a variety of settlement issues open and outstanding from time to time. These include, but are not limited to, the following items, all of which for accounting purposes have been reserved or otherwise provided for:

o Sprint PCS sought to recoup $4.9 million in long-distance access revenues previously paid by Sprint PCS to the Company, of which $3.9 million related to AirGate and $1.0 million related to iPCS. We have disputed these amounts (see Note 5).

o Sprint charged the Company approximately $1.2 million with respect to calendar year 2002 to reimburse Sprint for certain 3G related development expenses. We have disputed Sprint's right to collect these fees.

o In connection with the review of accounts receivable at September 30, 2002, the Company reclassified approximately $10.0 million of subscriber accounts receivable allowance for the fiscal year ended September 30, 2002 to a receivable from Sprint. We believe at least $10.0 million is payable from Sprint, but Sprint has acknowledged and paid only $5.1 million.

o We continue to discuss with Sprint whether we owe software maintenance fees to Sprint of approximately $3.0 million, of which $1.6 million relates to AirGate and $1.4 million relates to iPCS through December 31, 2002.

o Sprint asserted that iPCS owed $2.2 million in various fees, charges and revenue adjustments, which iPCS disputed. Sprint set-off $1.8 million with respect to these charges against other amounts owed to iPCS in the quarter ended December 31, 2002.

In addition, monthly Sprint service charges are set by Sprint at the beginning of each calendar year. Sprint takes the position that at the end of each year, it can determine its actual costs to provide these services to its network partners and require a final settlement against the charges actually paid. If the costs to provide these services are less than the amounts paid by Sprint's network partners, Sprint will issue a credit for these amounts. If the costs to provide the services are more than the amounts paid by Sprint's network partners, Sprint will debit the network partners for these amounts. Sprint notified us that a credit would be issued to the Company in a net amount of $2.0 million ($1.3 million for AirGate and $0.7 million for iPCS). This amount has been recorded as of December 31, 2002 as a reduction to the consolidated balance for Receivable from Sprint and a reduction of operating loss.

The Sprint Agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. AirGate was in compliance in all material respects with these requirements at December 31, 2002.

(4) Intangible Assets

The following table reflects the components of intangible assets at December 31, 2002:

                                                                          Gross                                         Net
                                                 Amortization            Carrying              Accumulated           Carrying
                                                    Period                Amount               Amortization            Amount
                                                 -------------         ------------         ----------------       ------------
Non-compete agreements, AirGate store               24 months          $    159               $    (146)             $     13
acquisitions
Acquired subscriber base                            30 months            45,760                 (21,710)               24,050
                                                                       --------               ----------             --------
     Total                                                             $ 45,919               $ (21,856)             $ 24,063
                                                                       ========               ==========             ========

(5) Litigation

On July 3, 2002 the Federal Communications Commission (the "FCC") issued an order in Sprint PCS v. AT&T for declaratory judgment holding that PCS wireless carriers could not unilaterally impose terminating long distance access charges pursuant to FCC rules. This FCC order did not preclude a finding of a contractual basis for these charges, nor did it rule whether or not Sprint PCS had such a contract with carriers such as AT&T. AirGate and iPCS have previously received $3.9 and $1.0 million, respectively, from Sprint PCS. This is comprised of $4.3 and $1.1 million, respectively, of terminating long distance access revenues, less $0.4 and $0.1 million, respectively, of associated affiliation fees held by Sprint PCS, and Sprint PCS has asserted its right to recover these revenues net of the affiliation fees. As a result of this ruling, and our assessment of this contingency under SFAS No. 5, "Accounting for Contingencies," the Company recorded a charge to revenues during the quarter ended June 30, 2002 to accrue for these amounts. However, we have not paid such amounts and have disputed the ability of Sprint PCS to recover these revenues.

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

(6) Staff Reduction and Retail Store Closings

As discussed in Note 1, the Company has initiated a number of actions in an attempt to lower its operating costs and capital needs. During the quarter ended December 31, 2002 the Company decided to reduce its workforce and to close a number of retail stores. Collectively, these actions, which took place in the quarter ended December 31, 2002 and are expected to continue in the quarter that will end on March 31, 2003, are referred to as the 2003 Plan.

During the quarter ended December 31, 2002, AirGate costs associated with termination benefits and contract terminations were $0.5 million and $0.04 million, respectively, and were associated principally with involuntary employee terminations and store closures. In the quarter that will end March 31, 2003, AirGate expects additional termination benefits and contract terminations to be at least $.05 million and $0.1 million, respectively. These charges are expected to result from additional involuntary employee terminations and store closures. Further charges may be necessary as AirGate services are terminated under the services agreement with iPCS as described in Note 8.

During the quarter ended December 31, 2002, iPCS costs associated with termination benefits were $0.1 million and were associated principally with involuntary employee terminations. In the quarter that will end March 31, 2003, iPCS expects additional termination benefits and contract terminations to be at least $0.5 million and $0.7 million respectively. These charges are expected to result from additional involuntary employee terminations and store closures (See
Note 10).

A summary of the aforementioned costs is as follows:

                                                            Contract
                                      Termination         Termination
                                       Benefits              Costs                 Total
                                     --------------      --------------         -----------
Liability at October 1, 2002         $      0             $     0             $      0
Total charges                             610                  43                  653
Cash paid                                 379                   0                  379
Liability at December 31, 2002            231                  43                  274


The Company determined the above costs in accordance with SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities."

There were no asset impairment charges associated with the 2003 Plan. However, during the fiscal year ended September 30, 2002, the Company reported impairment charges for iPCS' assets of $460.9 million for goodwill, $44.4 million for property and equipment, and $312.1 million for intangible assets.

(7)   Income Taxes

The Company recorded an income tax benefit of $17.4 million during the quarter ended December 31, 2001. No such amounts were recorded in the quarter ended December 31, 2002, nor will amounts be recognized in the future unless management believes the recoverability of deferred tax assets is more likely than not.

(8)   Transactions Between AirGate and iPCS

The Company formed AirGate Service Company, Inc. ("ServiceCo") to provide management services to both AirGate and iPCS. ServiceCo is a wholly-owned restricted subsidiary of AirGate. Personnel who provide general management services to AirGate and iPCS have been leased to ServiceCo, which includes 176 employees at December 31, 2002. Generally, the management personnel include the corporate staff in the Company's principal corporate offices in Atlanta and the accounting staff in Geneseo, Illinois. ServiceCo expenses are allocated between AirGate and iPCS based on the percentage of subscribers they contribute to the total number of Company subscribers (the "ServiceCo Allocation"), which is currently 60% AirGate and 40% iPCS. Expenses that are related to one company are allocated to that company. Expenses that are related to ServiceCo or both companies are allocated in accordance with the ServiceCo Allocation. For the quarter ended December 31, 2002, iPCS recorded a net total of $1.0 million for ServiceCo expenses.

To facilitate the orderly transition of management services, the boards of AirGate and iPCS have authorized an amendment to the Services Agreement that would allow individual services to be terminated by either party upon prior notice. This amendment requires the consent of each of the administrative agents for the AirGate and iPCS credit facilities and a request for these consents has been made. This could result in a significant change in the allocation of expense to AirGate and iPCS.

AirGate has completed transactions at arms-length in the normal course of business with its unrestricted subsidiary iPCS. These transactions are comprised of roaming revenue and expenses, inventory sales and purchases and sales of network operating equipment.

(9) Condensed Consolidating Financial Statements

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

AirGate Network Services LLC ("ANS") was created as a wholly-owned restricted subsidiary of AirGate. ANS has fully and unconditionally guaranteed the AirGate notes and AirGate credit facility. ANS was formed to provide construction management services for AirGate's PCS network.

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


             Unaudited Condensed Balance Sheets of AirGate and iPCS
                             As of December 31, 2002

                                                                                               iPCS
                                               AirGate                                         Non-
                             AirGate PCS,     Guarantor                       AirGate        Guarantor                     AirGate
                                  Inc.      Subsidiaries   Eliminations   Consolidated(1)   Subsidiary    Eliminations  Consolidated
                            -------------  --------------  -------------  ---------------  -------------  ------------- ------------
Cash and cash
 equivalents............      $     954      $     (10)   $        --        $      944     $    2,066      $     --    $     3,010
Other current assets....        124,078            529        (60,957)           63,650         33,924          (315)        97,259
                            -------------    ------------ --------------   ------------  -------------       ---------  ------------
Total current assets....      $ 125,032            519        (60,957)           64,594         35,990          (315)       100,269
Property and equipment,
  net...................        159,941         43,703            --            203,644        180,076            --        383,720
Intangible assets, net..         (1,457)           --             --             (1,457)        25,520            --         24,063
Investment in
  subsidiaries..........       (217,631)           --          92,656          (124,975)          --         124,975           --

Other noncurrent assets.          5,705            --            --               5,705        11,872             --         17,577
                           --------------- -------------  -------------- --------------- -------------    -----------    -----------
Total assets............       $ 71,590      $ 44,222        $ 31,699         $ 147,511     $ 253,458       $124,660      $ 525,629
                           =============== =============  ============== =============== ==============  ============    ===========
Current liabilities.....         43,201       136,878         (60,957)          119,122       361,211           (315)       480,018
Long-term debt..........        366,728           --              --            366,728           563             --        367,291
Other long-term                   2,106           --              --              2,106        16,659             --         18,765
  liabilities...........
                           -------------- --------------  ------------- ---------------  --------------- -------------   -----------
 Total liabilities.......     $  412,035    $136,878        $(60,957)         $ 487,956     $ 378,433       $  (315)     $ 866,074
                           -------------- -------------  -------------- ---------------  --------------- -------------   -----------
 Stockholders' equity....       (340,445)    (92,656)         92,656           (340,445)     (124,975)      124,975       (340,445)
                           -------------- --------------  ------------- ---------------  --------------- -------------  ------------
Total liabilities and
  stockholders' equity
  (deficit)............      $   71,590    $ 44,222         $ 31,699          $ 147,511     $ 253,458      $124,660      $ 525,629
                           ============================== ============  ===============  ==============  ============   ============


       Unaudited Condensed Consolidating Balance Sheet of AirGate and iPCS
                            As of September 30, 2002



                                              AirGate
                                             Guarantor                                    iPCS
                            AirGate PCS,    Subsidiaries   Eliminations   AirGate(1)  Non-Guarantor                     AirGate
                                Inc.                                    Consolidated    Subsidiary    Eliminations    Consolidated
                           -------------- ---------------- ------------ ------------ --------------- -------------- ---------------

Cash and cash               $  4,769        $  118         $   --       $ 4,887       $  27,588          $  --      $  32,475
  equivalents...........
Other current assets....     122,869           529          (60,579)     62,819          35,593         (1,114)        97,298
                           -------------- ---------------- ------------ ------------ --------------- -------------- ---------------

Total current assets....     127,638           647          (60,579)     67,706          63,181         (1,114)       129,773
Property and equipment,
  net.................       168,163        45,614               --     213,777         185,378             --        399,155
Intangible assets, net..       1,428            --               --       1,428          26,899             --         28,327
Investment in
  subsidiaries..........    (183,718)           --           84,506     (99,212)                         99,212           --
Other noncurrent assets.       4,924            --               --       4,924           12,115             --         17,039
                           -------------- ---------------- ------------ ------------ --------------- -------------- --------------

Total assets............   $ 118,435       $ 46,261        $ 23,927     $188,623       $ 287,573        $ 98,098     $ 574,294
                           ============== ================ ============ ============ =============== ============== ==============

Current liabilities.....   $  55,535      $  60,579        $(60,579)    $125,723       $ 369,564       $ (1,114)    $ 494,173
Long-term debt..........     354,264             --              --      354,264             564             --       354,828
Other long-term
  liabilities...........       1,583             --              --        1,583          16,657             --        18,240

                           -------------- ---------------- ------------ ------------ --------------- -------------- ---------------

Total liabilities.......     411,382         60,579         (60,579)    481,570          386,785         (1,114)      867,241
                           -------------- ---------------- ------------ ------------ --------------- -------------- ---------------


Stockholders' equity....    (292,947)       (14,318)         84,506    (292,947)         (99,212)        99,212      (292,947)
                           -------------- ---------------- ----------- ------------- --------------- -------------- ---------------

Total liabilities and
  stockholders' equity
  (deficit).............   $ 118,435       $ 46,261      $ 23,927     $188,623      $ 287,573        $ 98,098       $ 574,294
                           ============== ================ =========== ============= =============== ============== ===============

     (1) Amounts in the column for AirGate consolidated include the effects of purchase accounting related to the iPCS acquisition. Balance sheet information includes $43 million of debt and $1 million of net liabilities as of December 31, 2002, and $44 million of debt and $1 million of net assets as of September
30, 2002. The net loss of AirGate includes $2.5 million and $4.1 million of expenses related to the effects of purchase accounting for iPCS for the quarters ended December 31, 2002 and 2001, respectively. The quarter ended December 31, 2001 include a tax benefit of $17.4 million related to the iPCS acquisition.


  Unaudited Condensed Statement of Operations of AirGate and iPCS
                  For the Three Months Ended December 31, 2002


                                           AirGate                        AirGate        iPCS
                                          Guarantor                     Consolidated      Non-
                           AirGate PCS,   Subsidiaries   Eliminations                   Guarantor                       AirGate
                               Inc.                                                     Subsidiary                    Consolidated
                                                                                                     Eliminations
                           ------------- --------------- ------------- ------------- --------------- --------------- --------------


Total revenues..........    $  81,865    $  --          $  --         $  81,865       $  51,534       $  (298)       $  133,101
                               ------    -------       --------      -----------     -----------     ---------       -----------
Cost of revenues.........     (53,945)    (4,333)          --          (58,278)        (42,153)          298          (100,133)
Selling and marketing....     (16,040)     (758)           --          (16,798)        (12,105)           --           (28,903)
General and administrative.    (3,347)     (730)           --           (4,077)         (3,331)           --            (7,408)
Depreciation and
  amortization............    (12,041)    (2,443)          --           (14,484)        (10,406)           --           (24,890)
Other, net................    (10,253)       114           --           (10,139)         (9,302)           --           (19,441)
                           ------------ ---------------- ------------- ------------- --------------- -------------- ---------------

Total expenses............    (95,626)    (8,150)          --         (103,776)        (77,297)          298          (180,775)

Loss in subsidiaries......    (33,913)        --         8,150          (25,763)                       25,763
                                                                                             --                              --
Loss before income tax
  benefit.................    (47,674)    (8,150)        8,150          (47,674)        (25,763)       25,763           (47,674)

Income tax benefit........         --         --            --               --              --            --                --
                           ------------ --------------- -------------- ------------- --------------- -------------- ---------------
Net loss..................  $ (47,674)  $ (8,150)       $8,150        $ (47,674)      $ (25,763)     $ 25,763         $ (47,674)
                           ============================ ============== ============= =============== ============== ===============




  Unaudited Condensed Consolidating Statement of Operations of AirGate and iPCS
                  For the Three Months Ended December 31, 2001



                                          AirGate                        AirGate        iPCS
                                         Guarantor                     Consolidated      Non-
                          AirGate PCS,   Subsidiaries   Eliminations                   Guarantor                       AirGate
                              Inc.                                                     Subsidiary                    Consolidated
                                                                                                         Eliminations
                            ------------- --------------- ------------- ------------- --------------- --------------- --------------

Total revenues..........   $  67,671          $  --         $ --       $ 67,671       $ 14,026          $  --           $ 81,697
                           ------------- --------------- ------------- ------------- --------------- --------------- --------------
 Cost of revenues........     (49,498)      (3,745)              --      (53,243)        (14,097)           --            (67,340)
Selling and marketing...     (24,621)        (468)              --      (25,089)         (4,756)           --            (29,845)
General and                                                     --
  administrative........      (3,677)        (299)                       (3,976)         (1,224)           --             (5,200)
Depreciation and
  amortization..........     (11,941)      (1,541)              --      (13,482)         (2,323)           --           (15,805)
Other, net..............      (8,565)         --                --       (8,565)         (1,945)           --           (10,510)
                           ------------ --------------- -------------- ------------ --------------- --------------  --------------

Total expenses..........     (98,302)        (6,053)            --     (104,355)        (24,345)           --          (128,700)

Loss in subsidiaries......   (16,372)            --          6,053      (10,319)             --        10,319                --
Loss before income tax
  benefit...............     (47,003)        (6,053)         6,053      (47,003)        (10,319)       10,319           (47,003)
Income tax benefit......      17,359             --             --       17,359              --            --            17,359
                           ---------------- -------------- ------------ ----------- --------------- --------------- -------------

Net loss................   $ (29,644)       $ (6,053)      $ 6,053     $(29,644)      $ (10,319)       $10,319         $ (29,644)
                           ================ ============== ============ =========== =============== =============== =============




         Unaudited Condensed Statement of Cash Flow of AirGate and iPCS
                  For the Three Months Ended December 31, 2002


                                         AirGate                        AirGate        iPCS
                                        Guarantor                     Consolidated      Non-
                         AirGate PCS,   Subsidiaries   Eliminations                   Guarantor                       AirGate
                             Inc.                                                     Subsidiary                    Consolidated
                                                                                                   Eliminations
                         ------------- --------------- ------------- ------------- --------------- --------------- --------------

Operating activities,
 net...................    $ (2,683)      $  (128)        $  --       $ (2,811)    $ (17,098)          $  --          $ (19,909)

Investing activities,
  net..................      (5,626)           --            --         (5,626)       (8,424)                           (14,050)
Financing activities,
  net..................       4,494            --            --          4,494                            --              4,494
                          ------------- ---------------- ------------ ------------- --------------- --------------- --------------


Decrease in cash and
  cash equivalent......    $ (3,815)      $  (128)        $  --      $ (3,943)    $ (25,522)          $  --           $ (29,465)
Cash at beginning of
  period...............      4,769            118            --         4,887        27,588              --              32,475
                           ---------------- ------------- ----------- ------------ ---------------- ---------------- --------------

Cash at end of period...       954            (10)           --           944         2,066              --               3,010
                           ================ ============= =========== ============ ================ ================ ==============




            Unaudited Condensed Consolidating Statement of Cash Flows
                  For the Three Months Ended December 31, 2001



                                           AirGate                        AirGate        iPCS
                                          Guarantor                     Consolidated      Non-
                           AirGate PCS,   Subsidiaries   Eliminations                   Guarantor                       AirGate
                               Inc.                                                     Subsidiary                    Consolidated
                                                                                                     Eliminations
                           ------------- --------------- ------------- ------------- --------------- --------------- --------------

Operating activities,       $ (21,736)      $  1,193       $   --     $ (20,543)       $ (10,578)         $   --     $  (31,121)
  net...................
Investing activities,
  net...................       16,335         (1,061)          --        15,274           (3,879)             --         11,395
Financing activities,
  net...................       30,585             --           --        30,585             --                --         30,585
                           ------------- ---------------- ------------ ------------- --------------- --------------- --------------


Increase in cash and
  cash equivalent.......      25,184            132            --        25,316         (14,457)                --      10,859
Cash at beginning of
  period................      14,447           (157)           --        14,290          24,401           (24,401)      14,290
                           ---------------- ------------- ------------ ------------- -------------- ---------------- --------------

Cash at end of period...   $  39,631        $   (25)         $ --     $  39,606        $  9,944         $ (24,401)   $  25,149
                           ================ ============= ============ ============= ============== ================ ==============



(10)  Subsequent Events

iPCS

iPCS has continued to work with its lenders and noteholders on a restructuring and in connection with these efforts appointed Timothy M. Yager as the Chief Restructuring Officer of iPCS. Mr. Yager will be responsible for leading continued restructuring efforts and managing the day-to-day affairs of iPCS. Mr. Yager was the president and chief executive officers of iPCS prior to its acquisition by AirGate and was formerly a director of AirGate.

Since December 31, 2002, iPCS has (i) closed 16 retail locations and 6 administrative offices, reducing the number of retail locations from 27 to 11;
(ii) reconfigured support for national third party and local distributors, reducing the total number of employees supporting these channels and (iii) reduced support for the business-to-business channel. These actions resulted in the termination of approximately 160 employees. Charges associated with these actions are expected to be at least $1.2 million. Furthermore, additional charges for iPCS are expected as iPCS restructures its business.

To facilitate the orderly transition of management services, the boards of AirGate and iPCS have authorized an amendment to the Services Agreement that would allow individual services to be terminated by either party upon 60 days prior notice. This amendment requires the consent of each of the administrative agents for the AirGate and iPCS credit facilities, and a request for these consents has been made. This could result in a significant change in the allocation of expense to AirGate and iPCS.

On January 23, 2003, Sprint set-off against required weekly payments of collected revenues to iPCS $1.8 million in unrelated disputed fees and charges.

Due to its liquidity issues, iPCS has delayed payments to many of its vendors, including Sprint. iPCS has delayed payments to Sprint of approximately $6.0 million.

On January 30, 2003, iPCS ceased paying interest on the iPCS credit facility. As a result, the lenders under the iPCS credit facility are entitled to accelerate payments due under the iPCS credit facility. The failure to pay interest on the iPCS credit facility is also a default under the iPCS notes. iPCS has entered into a forbearance agreement with its senior lenders under the terms of which the senior lenders have agreed not to exercise their rights under the iPCS credit facility, including the right to accelerate, until the earlier of (i) March 15, 2003, (ii) a subsequent default by iPCS or (iii) the election of the administrative agent after written notice to iPCS. Based on continuing discussions with an ad hoc committee holding in excess of 50% of the iPCS notes, iPCS expects to enter into a forbearance agreement with such committee shortly.

AirGate

On February 10, 2003, the Board of Directors approved new forms of severance agreements for each of our executive officers. These agreements provide two levels of severance benefits based upon whether the termination occurs in connection with a change of control or not. If the executive terminates employment for good reason or is terminated by the Company other than for cause or disability, as such terms are defined in the agreements, in connection with a change of control or for two years following a change of control, the Company will pay the executive his or her unpaid base salary through the date of termination, a pro rata payment of the executive's target bonus for the year in which the termination occurs, any compensation previously deferred by the executive and any accrued vacation pay. In addition, the Company will make a severance payment to the executive equal to two times his or her annual base salary and bonus at target, or 2.5 times in the case of the Chief Executive Officer. The Company will also continue benefits for the executive for a period after termination and provide limited outplacement services for a period of six months to one year.

If the executive terminates employment for good reason or is terminated by the Company other than for cause or disability and such termination is not in connection with a change of control or within two years following a change of control, the Company will pay the executive his or her unpaid base salary through the date of termination, any compensation previously deferred by the executive and any accrued vacation pay. In addition, the Company will make a severance payment to the executive equal to six months annual base salary, plus one month for each year of service. The Company will also continue benefits for the executive for a period after termination and provide limited outplacement services for the severance period.

The agreements provide that in consideration of the payments and promises in the agreement, the executive releases the Company from all claims, liabilities, contracts, contractual obligations, attorney's fees, demands and causes of action, whether known or unknown, fixed or contingent. In addition, the executive agrees not to directly or indirectly (1) perform services for a competitor of the Company in our territory, (2) solicit our employees to terminate their employment with us or solicit certain of our customers to purchase competing products or (3) disclose or use the Company's confidential information and trade secrets, for a period of from 6 months to two years after termination of employment.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A") contains forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our liquidity, the wireless industry, our beliefs and management's assumptions. In addition, other written and oral statements that constitute forward looking statements may be made by us or on our behalf. Such forward looking statements include statements regarding expected financial results and other planned events, including but not limited to, anticipated liquidity, churn rates, ARPU, CPGA and CCPU (all as defined in the Key Operating Metrics), roaming rates, EBITDA (as defined in the Key Operating Metrics), and capital expenditures. Words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "seek", "project," "target," "goal," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. These risks and uncertainties include:

o   the impact of an iPCS insolvency;
o the competitiveness and impact of Sprint's pricing plans and PCS products and services;
o   subscriber credit quality;
o   the potential to experience a continued high rate of subscriber turnover;
o the ability of Sprint to provide back office billing, subscriber care and other services and the quality and costs of such services;
o   inaccuracies in data provided by Sprint;
o   new charges and fees, or increased charges and fees, charged by Sprint;
o   rates of penetration in the wireless industry;
o   our significant level of indebtedness;
o   adequacy of bad debt and other allowances;
o   the potential need for additional sources of liquidity;
o   anticipated future losses;
o   subscriber purchasing patterns;
o   potential fluctuations in quarterly results;
o   an adequate supply of subscriber equipment;
o   risks related to future growth and expansion; and
o   the volatility of the market price of AirGate's common stock.

These and other applicable risks and uncertainties are summarized under the captions "Future Trends That May Affect Operating Results, Liquidity and Capital Resources" included in this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this quarterly report on Form 10-Q and "Risk Factors" included in Part II under "Item 5 - Other Information" of this quarterly report on Form 10-Q and elsewhere in this report.

For a further list of and description of such risks and uncertainties, see the reports filed by us with the SEC. Except as required under federal securities law and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward looking statements after distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview

On July 22, 1998, AirGate entered into management and related agreements with Sprint whereby it became the network partner of Sprint with the right to provide 100% digital PCS products and services under the Sprint brand names in AirGate's original territory in the southeastern United States. In January 2000, AirGate began commercial operations with the launch of four markets covering 2.2 million residents in AirGate's territory. By September 30, 2000, AirGate had launched commercial PCS service in all of the 21 basic trading areas, referred to as markets, which comprise AirGate's original territory. On November 30, 2001,
AirGate acquired iPCS, a network partner of Sprint with 37 markets in the midwestern states of Michigan, Illinois, Iowa and Nebraska. The acquisition of iPCS increased the total resident population in the Company's markets from approximately 7.1 million to approximately 14.5 million. Additionally, iPCS served 149,119 subscribers as of November 30, 2001. At December 31, 2002, AirGate and iPCS provided Sprint PCS services to 352,809 and 236,628 subscribers, respectively. At December 31, 2002, AirGate had total network coverage of approximately 5.9 million residents and iPCS had total network coverage of approximately 5.6 million residents, of the 7.1 million and 7.4 million residents in its respective territory.

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

AirGate's notes impose certain affirmative and restrictive covenants on AirGate and its restricted subsidiaries and also include as events of default certain events, circumstances or conditions involving AirGate or its restricted subsidiaries. Because iPCS is an unrestricted subsidiary, the covenants and events of default under AirGate's notes do not apply to iPCS.

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

Allowance for Doubtful Accounts

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection and write-off experience, current trends, credit policies and accounts receivable by aging category. In determining these estimates, the Company compares historical write-offs in relation to the estimated period in which the subscriber was originally billed. The Company also looks at the average length of time that elapses between the original billing date and the date of write-off in determining the adequacy of the allowance for doubtful accounts by aging category. From this information, the Company provides specific amounts to the aging categories. The Company provides an allowance for substantially all receivables over 90 days old. The provision for doubtful accounts as a percentage of service revenues for the three months ended December 31 was as follows:

Provision for Doubtful Accounts                                        Combined
    As % of Service Revenue            AirGate           iPCS          Company
    -----------------------            -------           ----          -------
              2002                        3.7%           2.6%             3.3%
              2001                       11.9%          13.0%            12.1%


The allowance for doubtful accounts as of December 31, 2002 and September 30, 2002 was $11.5 million and $11.3 million, respectively. At December 31, 2002, $6.8 million and $4.7 million was attributable to AirGate and iPCS, respectively. If the allowance for doubtful accounts is not adequate, it could have a material adverse affect on our liquidity, financial position and results of operations.

The Company also reviews current trends in the credit quality of its subscriber base and periodically changes its credit policies. As of December 31, 2002, 34% of the combined Company's, 34% of AirGate's and 35% of iPCS' subscriber base consisted of sub-prime credit quality subscribers. Sprint has a program in which subscribers with lower quality credit or limited credit history may nonetheless sign up for service subject to certain account spending limits, if the subscriber makes a deposit ranging from $125 to $250. In May, 2001, Sprint introduced the no-deposit account spending limit program, in which the deposit requirement was waived except in very limited circumstances (the "NDASL program"). The NDASL program was replaced in late 2001 with the Clear Pay program. The Clear Pay program re-instituted the deposit for the lowest credit quality subscribers. The NDASL and Clear Pay programs and their associated lack of deposit requirements increased the number of the Company's sub-prime credit subscribers. At the end of February, 2002, Sprint allowed its network partners to re-institute deposits in a program called the Clear Pay II program. As described in our Annual Report on Form 10-K/A, the deposit was waived in the iPCS markets during certain times in 2002. The Clear Pay II program and its deposit requirements are currently in effect in most of AirGate's and iPCS' markets, which reinstates a deposit requirement of $125 for most sub-prime credit subscribers. In early February 2003, management began implementing a higher deposit threshold of $250 for all sub-prime customers in our markets.

Reserve for First Payment Default Subscribers, Late Payment Fees and Early Cancellation Fees

The Company reserves a portion of its new subscribers and provides a reduction in revenues from those subscribers that it anticipates will never pay a bill. Using historical information of the percentage of subscribers whose service was cancelled for non-payment without ever making a payment, the Company estimates the number of new subscribers activated in the current period that will never pay a bill. For these subscribers, the Company provides a reduction of revenue and removes them from subscriber additions and churn. As a result, these subscribers are not included in the churn statistics or subscriber count. The Company records reserves for late payment fees and early cancellation fees based on information about historical collection rates. The Company records the reserves for late payment fees and early cancellation fees as reductions of revenue.

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

Impairment of Long-Lived Assets and Goodwill

The Company accounts for long-lived assets and goodwill in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets. As of September 30, 2002, the Company recorded substantial write-offs of long lived assets and goodwill. Management does not believe that any significant changes occurred since year end and thus no additional write-offs have been made. Management will continue to monitor any triggering events and perform re-evaluations, as necessary.

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

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the "Interpretation"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

The Company guarantees certain lease commitments of its restricted subsidiaries. The maximum amount of these guarantees is included in the consolidated operating lease disclosure commitment footnoted included in the Company's Form 10-K/A. Also, the handsets sold by the Company are under a one-year warranty from Sprint. If a customer returns a handset for warranty, the Company sends the handset to Sprint for repair. Sprint provides a credit to the Company equal to the price of the refurbished handset, which is generally what is returned to the customer. The Company will apply the recognition and measurement provisions for all guarantees and warranties entered into or modified after December 31, 2002.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS No. 146 by the Company on October 1, 2002 is not expected to have a material impact on the Company's financial position, results of operations, or cash flows as the Company has not recorded any significant restructurings in the past periods, but the adoption may impact the timing of charges in future periods. As discussed in
Note 6, during the quarter ended December 31, 2002 the Company recorded $0.7 million of costs related to staff reductions and retail location closings.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The adoption of SFAS No. 145 by the Company on October 1, 2002 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 by the Company on October 1, 2002 did not have a material impact on the Company's financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

The following discussion of the results of operations includes the results of operations of iPCS subsequent to November 30, 2001 and therefore iPCS' results of operation for the quarter ended December 31, 2001 only include one month's results.

Key Operating Metrics Defined

Terms such as subscriber net additions, average revenue per user, churn, cost per gross addition and cash cost per user are important operating metrics used in the wireless telecommunications industry. Terms such as EBITDA are financial measures used by many companies. None of these terms, including EBITDA, are measures of financial performance under accounting principles generally accepted in the United States ("GAAP"). The Company believes that EBITDA serves as an important financial analysis tool for measuring and comparing financial information such as liquidity, operating performance and leverage. EBITDA should not, however, be considered an alternative to, or more meaningful than, net income, cash flow or operating loss as determined in accordance with GAAP. EBITDA and these other terms as used by the Company may not be comparable to a similarly titled measure of another company. We have included below a reconciliation of EBITDA to operating loss.

The following terms used in this report have the following meanings:

"EBITDA" means earnings before interest, taxes, depreciation and amortization.

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

"CCPU" is a measure of the cash costs to operate the business on a per user basis consisting of subscriber support, network operations, service delivery, roaming expense, bad debt expense, wireless handset upgrade subsidies (but not commissions) and other general and administrative costs, divided by average subscribers for the period, which is net of an adjustment for first payment default subscribers.

For the three months ended December 31, 2002 compared to the three months ended December 31, 2001:

iPCS was acquired on November 30, 2001. In accordance with purchase accounting, iPCS' results of operations are included only for the month of December 2001. The table below sets forth below key operating metrics for the Company for the quarters ended December 31, 2002 and 2001.


                                                               Quarter Ended December 31,
                                                   2002                                           2001
                                 ------------------------------------------    --------------------------------------------
                                    AirGate            iPCS       Combined         AirGate           iPCS       Combined
                                    -------            ----       --------         -------           ----       --------
Subscriber Gross Additions           55,621          45,299        100,920          83,012         17,681        100,693
Subscriber Net Additions             13,670          20,934         34,604          54,820         13,892         68,712
Total Subscribers                   352,809         236,628        589,437         289,844        163,514        453,358
ARPU                                    $58             $53            $56             $60            $55            $59
Churn (with subscriber reserve)       3.78%           3.18%          3.54%           3.19%          1.99%          2.24%
Churn (without subscriber             4.09%           3.62%          3.91%           4.40%          3.92%          3.24%
reserve)
CPGA                                   $369            $346           $359            $345           $365           $349
CCPU                                    $54             $59            $56             $64            $77            $66
Cap Ex (from cash flow statement)$5,626,000      $8,424,000    $14,050,000      $3,246,000     $3,880,000     $7,126,000
EBITDA                           $2,536,000    $(6,055,000)    $(3,519,000)   $(14,868,000)   $(6,051,000)   $(20,919,000)


The reconciliation of EBITDA to our reported operating loss, as determined in accordance with GAAP, is as follows (in thousands):


                                                                Quarter Ended December 31,
                                                   2002                                          2001
                                   --------------------------------------    ---------------------------------------------

                                  AirGate            iPCS        Combined        AirGate           iPCS        Combined
                                  -------            ----        --------        -------           ----        --------
EBITDA                               $2,536         $(6,055)        $(3,519)      $(14,868)       $(6,051)      $(20,919)
  Depreciation                     (11,599)          (9,027)        (20,626)        (9,003)        (2,263)       (11,266)
  Amortization of intangible                                         (4,264)                                      (4,539)
  assets                            (2,885)          (1,379)                        (4,479)           (60)
                                 -----------     -----------    ------------    -----------     ----------    ------------
Operating Loss                    $(11,948)        $(16,461)       $(28,409)      $(28,350)       $(8,374)      $(36,724)
                                 ===========     ===========    ============    ===========     ==========    ============


Subscriber Net Additions

For AirGate, net subscriber additions are down for the quarter ended December 31, 2002, compared to the same quarter in 2001. This decline is due to the re-institution of the deposit for sub-prime credit quality customers, actions taken to reduce acquisition costs, the increased number of subscribers who churn and slowing wireless subscriber growth in our markets. For iPCS, net subscriber additions increased in the quarter ended December 31, 2002 compared to the same quarter in 2001. This increase is due to the inclusion of only one month's results for iPCS in the quarter ended December 31, 2001.

The Company does not include in its subscriber base an estimate of first payment default subscribers. At December 31, 2002 and 2001, the estimated first payment default subscribers were 7,597 and 10,055, respectively. Estimated first payment default subscribers at December 31, 2002 for AirGate and iPCS were 4,187 and 3,410, respectively.

Subscriber Gross Additions

For AirGate, gross subscriber additions were down for the quarter ended December 31, 2002 compared to the same quarter in 2001. This decline is due to the re-institution of the deposit for sub-prime credit quality customers, actions taken to reduce costs and slowing wireless subscriber growth in our markets. For iPCS, gross subscriber additions increased in the quarter ended December 31, 2002 compared to the same quarter in 2001. This increase is due to the inclusion of only one month's results for iPCS in the quarter ended December 31, 2001.

EBITDA

EBITDA losses for the quarter ended December 31, 2002 have decreased from the same period in 2001. This reduction in total losses is a result of a substantially larger subscriber base over the period and increased net roaming margin. On a standalone basis, AirGate had positive EBITDA in the quarter ended December 31, 2002. While all financial transactions and estimates affect EBITDA, EBITDA for AirGate was favorably impacted by $1.3 million in credits provided by Sprint as a result of the final settlement of service fees as described in Note
3. The impact of this final settlement of service fees on EBITDA for iPCS was approximately $700,000. The EBITDA loss for iPCS was adversely impacted by a $1.4 million charge for disputed cash adjustments with Sprint associated with iPCS' purchase of Cedar Rapids and Iowa City subscribers.

Average  Revenue Per User

The decrease in ARPU for the Company for the quarter ended December 31, 2002 compared to the same quarter for 2001 is primarily the result of the acquisition of iPCS, cessation of recognizing terminating access revenue and declines in the average monthly recurring revenue per user. Until March 2002, the Company recorded terminating long-distance access revenues billed by Sprint PCS to long distance carriers.

Churn

Churn increased for the quarter ended December 31, 2002 compared to the same quarter in 2001 primarily as a result of increased competition among wireless carriers in our markets and the greater number of sub-prime credit quality subscribers in our subscriber base.

Cost Per Gross Addition

For AirGate, CPGA was higher for the quarter ended December 31, 2002 compared to the same quarter in 2001. The increase is due to greater handset sales incentives, rebates and marketing costs in 2002 than the prior year and fixed costs being spread over a fewer number of gross additions. For iPCS, CPGA was down for the quarter ended December 31, 2002, compared to the same quarter in 2001. This decrease is primarily attributable to fixed costs being spread over a larger number of gross subscriber additions as a result of having three months results included in the quarter ended December 31, 2002.

Cash Cost Per User

The decrease in CCPU for the quarter ended December 31, 2002 compared to the same quarter for 2001 is the result of the fixed network and administrative support costs being spread over a greater number of average subscribers, including, for the combined Company, those acquired in the merger with iPCS.

Revenues


                                                      Quarter Ended December 31,
                                              2002                                     2001
                             ---------------------------------------    ------------------------------------
                               AirGate        iPCS          Combined       AirGate       iPCS        Combined
Service Revenue                 $59,933     $36,395          $96,328      $47,240       $8,609       $55,849
Roaming Revenue                  18,910*     13,379*          31,991       16,618        4,685        21,303
Equipment Revenue                 3,021       1,761            4,782        3,813          732         4,545
                              -----------  ----------       ----------    ---------  ----------     ----------
Total                           $81,864*    $51,535*        $133,101      $67,671      $14,026       $81,697

* Amounts are reflected prior to the elimination of intercompany transactions

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

     Roaming. The Company receives roaming revenue at a per-minute rate from Sprint and other Sprint PCS network partners when Sprint PCS subscribers from outside of the Company's territory use the Company's network, which accounted for 89% of the roaming revenue recorded for the quarter ended December 31, 2002. The Company pays the same reciprocal roaming rate when subscribers from our territories use the network of Sprint or its other PCS network partners. The Company also receives non-Sprint roaming revenue when subscribers of other wireless service providers who have roaming agreements with Sprint roam on the Company's network.

Service revenue and equipment revenue for the quarter ended December 31, 2002 increased over the same period in the prior year. The increase in service revenue and equipment revenue for the combined Company reflect the substantially higher average number of subscribers using the Company's network, including subscribers acquired in the iPCS acquisition and the inclusion of only one month's activity for iPCS for the quarter ended December 31, 2001.

Roaming revenue for the quarter ended December 31, 2002 increased over the same period in the prior year. The increase is attributable to the larger wireless subscriber base for Sprint and other Sprint PCS network partners, the additional covered territory acquired with iPCS, increased roaming revenue to iPCS from Verizon Wireless and increased roaming revenue from other third-party carriers, and the inclusion of only one month's activity for iPCS for the quarter ended December 31, 2001, partially offset by a lower average roaming rate. For the quarter ended December 31, 2002, roaming revenue from Sprint and its PCS network partners was $28.5 million, or 89% of the roaming revenue recorded. For the quarter ended December 31, 2002, roaming revenue from Sprint and its PCS network partners attributable to AirGate and iPCS was $17.8 million and $10.7 million, respectively.

The reciprocal roaming rate among Sprint and its PCS network partners, including the Company, has declined over time, from $0.20 per minute of use (prior to June 1, 2001 for AirGate or January 1, 2002 for iPCS), to $0.10 per minute of use in calendar year 2002. Sprint has notified the Company that it intends to reduce the reciprocal roaming rate to $0.058 per minute of use in calendar year 2003. The Company is assessing its ability to dispute the reduction in this rate, but its remedies may be limited.

Cost of Service and Roaming


                                                        Quarter Ended December 31,
                                              2002                                     2001
                             ---------------------------------------    ------------------------------------
                               AirGate       iPCS        Combined       AirGate       iPCS       Combined
Roaming expense                $ 15,668*      $9,430*      $ 24,800     $ 14,414      $ 3,898      $18,312
Network operating costs          11,551       10,463         22,014       11,005        3,175       14,180
Bad debt expense                  2,186          940          3,126        5,613        1,117        6,730
Wireless handset upgrades
                                  1,583        1,047          2,630           --           --           --
Total cost of service and
roaming                        $ 51,431*    $ 36,874*        $88,006      $46,238      $11,519      $57,757

*Amounts are reflected prior to the elimination of intercompany transactions

Cost of service and roaming principally consists of costs to support the Company's subscriber base including:

o    Roaming expense,

o network operating costs (including salaries, cell site lease payments, fees related to the connection of the Company's switches to the cell sites that they support, inter-connect fees and other expenses related to network operations),

o back office services provided by Sprint such as customer care, billing and activation, 41 the 8% of collected service revenue representing the Sprint affiliation fee,

o long distance expense relating to inbound roaming revenue and the Company's own subscriber's long distance usage and roaming expense when subscribers from the Company's territory place calls on Sprint's network,

o    bad debt related to estimated uncollectible accounts receivable, and

o wireless handset subsidies on existing subscriber upgrades through national third-party retailers.

The cost of service and roaming increased for the quarter ended December 31, 2002 compared to the same period in 2001. The increase in the cost of service and roaming is attributable to the increase in the number of subscribers due to the acquisition of iPCS and additional subscriber growth and the inclusion of only one month's costs for iPCS for the quarter ended December 31, 2001. Cost of service was reduced by approximately $0.9 million ($0.5 million for AirGate and $0.4 million for iPCS) for the quarter ended December 31, 2002 due to the final settlement of service bureau fees with Sprint (See Note 3). Cost of service was increased by $1.4 million for disputed cash adjustments with Sprint associated with iPCS' purchase of Cedar Rapids and Iowa City subscribers.

Roaming expense increased for the quarter ended December 31, 2002 compared to the same period in 2001 as a result of the substantial increase in the Company's subscriber base, including the acquired iPCS subscriber base and an increase in the average roaming minutes per month for each subscriber, partially offset by a lower average rate per minute. 93% and 92% of the cost of roaming was attributable to Sprint and its network partners for the quarter ended December 31, 2002 and 2001, respectively, prior to the elimination of intercompany transactions. As discussed above, the per-minute rate the Company pays Sprint when subscribers from the Company's territory roam onto the Sprint network decreased beginning June 1, 2001 for AirGate and January 1, 2002 for iPCS.

Bad debt expense decreased by $1.6 million ($2.3 million decrease for AirGate and $0.7 million increase for iPCS) in the quarter ended December 31, 2002 compared to the same period in 2001. This decrease in bad debt expense is primarily attributable to improvements in the credit quality and payment profile of our subscriber base since we re-imposed deposits in early 2002. This resulted in a significant improvement in accounts receivable write-offs and corresponding bad debt expense for the quarter.

For the quarter ended December 31, 2002 the network operating cost increased compared to the same period in 2001 as a result of the acquisition of iPCS and its subscriber base and network assets.

Cost of Equipment

We purchase handsets and accessories to resell to our subscribers for use in connection with our services. Because we subsidize the sale of handsets to remain competitive in the marketplace, the cost of handsets is higher than the resale price to the subscriber. Cost of equipment was $12.1 million for the quarter ended December 31, 2002, and $9.6 million for the quarter ended December 31, 2001, an increase of $2.5 million. This increase in cost of equipment is primarily attributable to the increase in the number of subscribers that have upgraded their equipment in our Company-owned retail stores. For the three months ended December 31, 2002, cost of equipment attributable to AirGate and iPCS was $6.8 million and $5.3 million, respectively.

Selling and Marketing

Selling and marketing expenses include retail store costs such as salaries and rent in addition to promotion, advertising and commission costs, and handset subsidies on units sold by national third-party retailers for which the Company does not record revenue. Under the management agreements with Sprint, when a national retailer sells a handset purchased from Sprint to a subscriber from the Company's territories, the Company is obligated to reimburse Sprint for the handset subsidy that Sprint originally incurred. The national retailers sell Sprint wireless services under the Sprint brands and marks. The Company incurred selling and marketing expenses of $28.9 million during the quarter ended December 31, 2002, compared to $29.8 million in the quarter ended December 31, 2001. Selling and marketing expense is down $0.9 million for the quarter ended December 31, 2002 compared to the same quarter in 2001. This reduction was partially due to the final settlement of service bureau fees from Sprint PCS ($0.6 million for AirGate and $0.1 million for iPCS) (See Note 3) and equipment rebates, net, of $0.25 million for the quarter ended December 31, 2002, offset by staff reductions, predominately for AirGate, of $0.6 million. For the three months ended December 31, 2002, selling and marketing expense attributable to AirGate and iPCS was $16.8 million and $12.1 million, respectively.

General and Administrative

For the quarter ended December 31, 2002, the Company incurred general and administrative expenses of $7.4 million, compared to $5.2 million for the quarter ended December 31, 2001, an increase of $2.2 million. This increase resulted from the growth in the number of employees and service providers providing general and administrative services and the acquisition of iPCS. Approximately 146 employees were performing corporate support functions at December 31, 2002 compared to 88 employees at December 31, 2001. For the quarter ended December 31, 2002, general and administrative expense attributable to AirGate and iPCS was $4.1 million and $3.3 million, respectively.

Non-Cash Stock Compensation

Non-cash stock compensation expense was $0.2 million for the quarter ended December 31, 2002, and $0.2 million for the quarter ended December 31, 2001. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Unearned stock compensation is recorded for the difference between the exercise price and the fair market value of the Company's common stock and restricted stock at the date of grant and is recognized as non-cash stock compensation expense in the period in which the related services are rendered.

Depreciation

We capitalize network development costs incurred to ready our network for use and costs to build-out our retail stores and office space. Depreciation of these costs begins when the equipment is ready for its intended use and is amortized over the estimated useful life of the asset. For the quarter ended December 31, 2002, depreciation increased to $20.6 million, compared to $11.3 million for the quarter ended December 31, 2001, an increase of $9.3 million. The increase in depreciation expense relates primarily to only one month's depreciation expense being included for iPCS for the quarter ended December 31, 2001, additional network assets placed in service in 2002, offset by impairment charge in fiscal year 2002. For the quarter ended December 31, 2002, depreciation attributable to AirGate and iPCS was $11.6 million and $9.0 million, respectively.

The Company incurred capital expenditures of $14.0 million in the quarter ended December 31, 2002, which included approximately $0.5 million of capitalized interest, compared to capital expenditures of $7.1 million and capitalized interest of $1.3 million in the quarter ended December 31, 2001. Capital expenditures incurred by AirGate and iPCS were $5.6 million and $8.4 million, respectively, for the quarter ended December 31, 2002.

Amortization of Intangible Assets

Amortization of intangible assets relates to the amounts recorded from the iPCS acquisition for the acquired subscriber base, non-competition agreements, and the right to provide service under iPCS' Sprint agreements. Amortization for the quarter ended December 31, 2002 was approximately $4.3 million. With the completion of the iPCS acquisition on November 30, 2001, amortization of the intangible assets of $4.5 million represented only one month of expense during the quarter ended December 31, 2001. The Company recorded an impairment charge in fiscal year 2002 to write-down intangible assets in accordance with SFAS No. 144 and 142.

Interest Expense

For the quarter ended December 31, 2002, interest expense was $19.3 million, compared to $10.3 million for the quarter ended December 31, 2001, an increase of $9.0 million. The increase is primarily attributable to increased debt related to accreted interest on the AirGate notes and the iPCS notes, increased borrowings under the AirGate and iPCS credit facilities, and only one month's expense included for iPCS for the quarter ended December 31, 2001, partially offset by lower commitment fees on undrawn balances of the credit facilities, and a lower interest rate on variable rate borrowings under the credit facilities. The Company had borrowings of $729.1 million as of December 31, 2002, including debt of iPCS, compared to $556.4 million at December 31, 2001. For the quarter ended December 31, 2002, interest expense attributable to AirGate and iPCS was $10.0 million and $9.3 million, respectively.

Income Tax Benefit

No income tax benefit was recognized for the quarter ended December 31, 2002. Income tax benefits of $17.4 million were recognized for the quarter ended December 31, 2001. Income tax benefits will be recognized in the future only to the extent management believes recoverability of deferred tax assets is more likely than not.

Net Loss

For the quarter ended December 31, 2002, the net loss was $47.7 million, an increase of $18.1 million from a net loss of $29.6 million for the quarter ended December 31, 2001. The increase was attributable to the results of operations of iPCS, which had a reported net loss of $25.8 million. For the quarter ended December 31, 2002, net loss attributable to AirGate and iPCS was $21.9 million and $25.8 million, respectively. The net loss of AirGate included $2.5 million of expenses for purchase accounting adjustments related to iPCS.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company had $3.0 million in cash and cash equivalents, compared to $32.5 million in cash and cash equivalents at September 30, 2002. The Company's working capital deficit was $379.7 million at December 31, 2002, compared to a working capital deficit of $364.4 million at September 30, 2002. The majority of the Company's working capital deficit as of December 31, 2002 was attributable to the classification of the iPCS credit facility and notes totaling $359.8 million as current. As of December 31, 2002, iPCS was in default of certain covenants in the iPCS credit facility and notes. Because of iPCS' inability to cure such defaults, all amounts under the iPCS credit facility and notes were classified as a current liability. As of December 31, 2002, cash and cash equivalents attributable to AirGate and iPCS was $0.9 million and $2.1 million, respectively. Working capital at December 31, 2002 attributable to AirGate and iPCS was $(54.5) million and ($325.2) million, respectively.

Net Cash Used in Operating Activities

The $19.9 million of cash used in operating activities in the quarter ended December 31, 2002 was the result of the Company's $47.7 million net loss offset by non-cash items including depreciation, amortization of note discounts, financing costs, amortization of intangibles, provision for doubtful accounts, and non-cash stock compensation totaling $43.4 million. These non-cash items were partially offset by negative net cash working capital changes of $15.6 million. The negative net working capital changes were driven primarily by an increase in prepaid expenses along with decreases in payables due to Sprint, trade accounts payable, accrued expenses and other long-term liabilities. The $31.1 million of cash used in operating activities in the quarter ended December 31, 2001 was the result of the Company's $29.6 million net loss and negative working capital changes of $16.3 million, which were partially offset by $14.8 million of depreciation, amortization of note discounts, provision for doubtful accounts, amortization of financing costs and non-cash stock option compensation. For the quarter ended December 31, 2002, cash used in operating activities attributable to Airgate and iPCS was $2.8 million and $17.1 million, respectively.

Net Cash Used in Investing Activities

The $14.0 million of cash used in investing activities during the quarter ended December 31, 2002 represents $14.0 million for purchases of property and equipment. Purchases of property and equipment during the quarter ended December 31, 2002 related to investments to upgrade the Company's network to 1XRTT, expansion of switch capacity and expansion of service coverage in the Company's territories. For the three months ended December 31, 2001, cash outlays of $11.4 million represented cash payments of $7.1 million made for purchases of equipment and $5.9 million of cash acquisition costs related to the merger with iPCS, offset by $24.4 million of cash acquired from iPCS. For the three months ended December 31, 2002, cash used in investing activities attributable to AirGate and iPCS was $5.6 million and $8.4 million, respectively.

Net Cash Provided by Financing Activities

The $4.5 million in cash provided by financing activities during the quarter ended December 31, 2002, consisted of $5.0 million in borrowings under the AirGate credit facility offset by $0.5 million for principal payments associated with the AirGate credit facility. The $30.6 million of cash provided by financing activities in the quarter ended December 31, 2001 consisted of $30.0 million borrowed under the AirGate credit facility and $0.6 million of proceeds received from exercise of options. For the quarter ended December 31, 2002, cash provided by financing activities attributable to AirGate and iPCS was $4.5 million and $0 million, respectively.

Liquidity

Due to the factors described in the Company's Annual Report on Form 10-K/A for the year ended September 30, 2002, management has made changes to the assumptions underlying the long-range business plans for AirGate and iPCS. These changes included lower new subscribers, lower ARPU, higher subscriber churn, increased service and pass through costs from Sprint in the near-term and lower roaming margins from Sprint.

Despite cost cutting and other measures, liquidity is an issue for iPCS in the near-term. In October, 2002, we retained Houlihan Lokey Howard & Zukin Capital to review iPCS' revised long range business plan, the strategic alternatives available to iPCS and to assist iPCS in developing and implementing a plan to improve its capital structure. Because current conditions in the capital markets make additional financing unlikely, iPCS has undertaken efforts to restructure its relationship with its secured lenders, its public noteholders and Sprint. To date, iPCS has been unable to restructure its debt or secure additional financing necessary to fund its operations and, accordingly, iPCS expects to file for reorganization and protection from its creditors under Chapter 11 of the United States Bankruptcy Code in early 2003 either as part of a consensual restructuring or in an effort to effect a court administered reorganization.

As of December 31, 2002, iPCS was in default under certain covenants contained in its credit facility and the indenture governing its notes. In addition, on January 30, 2003, iPCS ceased making interest payments under the iPCS credit facility. As a result, the senior lenders have the ability to accelerate iPCS' payment obligations under the iPCS credit facility and the holders of the iPCS notes have the ability to accelerate iPCS' payment obligations under iPCS' indenture. iPCS would not have sufficient resources to meet its payment obligations in the event of any such acceleration. iPCS has entered into a forbearance agreement with its senior lenders under the terms of which the senior lenders have agreed not to exercise their rights under the iPCS credit facility until the earlier of (i) March 15, 2003, (ii) a subsequent default by iPCS or (iii) the election of the administrative agent after written notice to iPCS. Based on continuing discussions with an ad hoc committee holding in excess of 50% of the iPCS notes, iPCS expects to enter into a forbearance agreement with such committee shortly.

Due to its liquidity issues, iPCS has delayed payments to many of its vendors, including Sprint. iPCS has delayed payments to Sprint of approximately $6.0 million.

Because iPCS is an unrestricted subsidiary, AirGate is generally unable to provide capital or other financial support to iPCS. Further, iPCS lenders, noteholders and creditors do not have a lien on or encumbrance on assets of AirGate. We believe AirGate's operations will continue independent of the outcome of the iPCS restructuring.

While AirGate has also experienced a deterioration in its liquidity, it appears that it is in a better position to address the issues discussed above. It has a larger subscriber base than iPCS and, as a stand-alone operation, AirGate's business is more mature. Although no assurances can be made, based upon its current business plan, which continues to be revised and evaluated in light of evolving circumstances, we expect that AirGate will have sufficient funds from operations and amounts available under its credit facility to satisfy its working capital requirements, capital expenditures and other liquidity requirements through at least the end of the calendar year 2003.

Capital Resources

At December 31, 2002, the Company had $3.0 million of cash and cash equivalents, consisting of $0.9 million for AirGate and $2.1 million for iPCS.

As of December 31, 2002, $12.0 million remained available for borrowing under the AirGate credit facility. The Company's obligations under the AirGate credit facility are secured by all of AirGate's assets, but not assets of iPCS and its subsidiaries.

As of December 31, 2002, there was no remaining availability under the iPCS credit facility, which was amended during November 2002 to reduce availability by $10.0 million to $130.0 million. As described above under "Liquidity," iPCS has ceased making interest payments on its credit facility and is currently in default of certain covenants under its credit facility and indenture. As a result, the lenders have the ability to accelerate iPCS' payment obligations under the iPCS credit facility and the holders of its notes have the ability to accelerate iPCS' payment obligations to them under the indenture governing such notes. While iPCS has entered into a forbearance agreement with its senior lenders, as referenced above, there can also be no assurance that the noteholders will enter into the forbearance agreement referenced above, or that the senior lenders or noteholders will enter into any additional forbearance agreement if necessary. iPCS would not have sufficient resources to meet its payment obligations in the event of any such acceleration. iPCS' obligations under the iPCS credit facility are secured by all of iPCS' operating assets, but not other assets of AirGate and its restricted subsidiaries.

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

AirGate's ability to borrow funds under the AirGate credit facility may be terminated if it is unable to maintain or comply with the restrictive financial and operating covenants contained in the agreements governing the AirGate credit facility.

The AirGate credit facility contains covenants specifying the maintenance of certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum service revenues, maximum capital expenditures, and the maintenance of a ratio of total debt to annualized EBITDA, as defined in the credit facility. In accordance with the AirGate credit facility, EBITDA means, consolidated net income (or loss) plus the sum of (a) income tax expense, (b) interest expense, (c) depreciation and amortization expense, and (d) extraordinary, unusual or non-recurring losses or charges and (e) any non-cash losses or charges, minus (i) interest income, (ii) extraordinary, unusual or non-recurring gains and any other non-cash gains and (iii) income attributable to investments in any entity (other than consolidated Subsidiaries) except to the extent AirGate or a wholly-owned subsidiary actually received such income in the form of cash dividends or other similar cash distributions ("Credit Facility EBITDA").

In order to satisfy the total debt to annualized Credit Facility EBITDA covenant at March 31, 2003 and based on the amount anticipated to be outstanding under the AirGate credit facility on that date, Credit Facility EBITDA must be at least $10.4 million for the six months ending March 31, 2003. AirGate has taken a number of actions to reduce costs to enable it to attain this level of Credit Facility EBITDA, including instituting a $250 deposit requirement for sub-prime credit customers, reducing advertising and marketing spending, cutting back on retail store hours and cutting back on promotional activity. AirGate believes these actions will be sufficient to enable it to meet the March 31, 2003 total debt to annualized Credit Facility EBITDA covenant. However, there can be no assurance that these measures will be sufficient or that other operating metrics, including revenues, for the quarter will be as planned.

If the Company is unable to operate the AirGate business within the covenants specified in the AirGate credit facility, and is unable to obtain future amendments to such covenants, AirGate's ability to make borrowings required to operate the AirGate business could be restricted or terminated. Such a restriction or termination would have a material adverse affect on AirGate's liquidity and capital resources. There can be no assurance that AirGate could obtain amendments to such covenants if necessary.

The Company believes that it is currently in compliance in all material respects with all financial and operational covenants relating to the AirGate credit facility.

Variable interest rates may increase substantially.

At December 31, 2002, the Company had borrowed $141.0 million and 130.0 million under the AirGate and iPCS credit facilities, respectively. The rate of interest on those credit facilities is based on a margin above either the alternate bank rate (the prime lending rate in the United States) or the London Interbank Offer Rate (LIBOR). For the quarter ended December 31, 2002, the weighted average interest rate under variable rate borrowings were 5.5% under the AirGate credit facility and 5.4% under the iPCS credit facility. The combined Company's weighted average borrowing rate on variable rate borrowings at December 31, 2002 was 5.5%. If interest rates increase, the Company may not have the ability to service the interest requirements on its credit facilities. Further, if AirGate or iPCS were to default under their respective credit facility, such company's rate of interest would increase by an additional 2%. The senior lenders have agreed under the forbearance agreement to not increase the Company's rate of interest for iPCS during the forbearance period.

The Company operates with negative working capital because of amounts owed to Sprint.

Each month the Company pays Sprint expenses described in greater detail under "Related Party Transactions and Transactions between AirGate and iPCS." A reduction in the amounts the Company owes Sprint may result in a greater use of cash for working capital purposes than the business plans currently project. An increase in such amounts may reduce cash available to the Company and decrease the amount of cash for working capital purposes then the business plans currently project.

Other factors

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

o    our costs may be higher than we anticipate,

o    we may continue to experience a high rate of subscriber turnover,

o our efforts to reduce costs may not succeed or may have adverse affects on our business,

o our provision for doubtful accounts may not be sufficient to cover uncollectible accounts,

o    the restructuring of iPCS,

o in the event of iPCS' bankruptcy or insolvency, AirGate may not be able to reduce its general and administrative costs in an amount sufficient to subsidize the portion of the combined Company's costs currently borne by iPCS,

o there could be a significant change in the allocation of expense from AirGate to iPCS under the Services Agreement if services or the Services Agreement are terminated, and

o    risks related to our relationship with Sprint.

Contractual Obligations

The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to the AirGate and iPCS credit facilities, the AirGate notes, the iPCS notes, capital leases and non-cancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Future expected minimum contractual cash obligations for the next five years and in the aggregate at December 31, 2002 are as follows (dollars in thousands):

                                                                  Payments Due By Period

      Contractual Obligation           Total        2003        2004        2005       2006       2007      Thereafter
      ----------------------           -----        ----        ----        ----       ----       ----      ----------
AirGate credit facility (1)           $ 140,993     $ 2,024      $15,863    $21,150    $26,920   $ 35,400       $39,636
AirGate notes                           300,000          --           --         --         --         --       300,000
AirGate operating leases (2)             75,284      19,096       18,313     13,711      8,768      5,766         9,630
                                    -----------  ----------      -------    -------    -------  ---------         -----
      AirGate subtotal                $ 516,277     $21,120     $ 34,176    $34,861    $35,688    $41,166      $349,266
                                      ---------     -------     --------    -------    -------    -------      --------
iPCS credit facility (1)(3)           $ 130,000       $  --     $ 13,000    $19,500    $32,500    $32,500       $32,500
iPCS notes (3)                          300,000          --           --         --         --         --       300,000
iPCS operating leases (2)                71,029      13,214       12,593     11,663      8,694      6,094        18,771

iPCS capital leases                       1,268          72           75         78         82         85           876
                                         -----      -------        -----    -------     ------    -------           ---
      iPCS subtotal                   $ 502,297     $13,286      $25,668    $31,241    $41,276    $38,679      $352,147
                                      ---------     -------      -------    -------    -------    -------      --------
      Total                          $1,018,574     $34,406      $59,844    $66,102    $76,964    $79,845      $701,413
                                     ==========     =======      =======    =======    =======    =======      ========
      Total after
reclassification(3)                  $1,018,574    $464,406      $46,844    $46,602    $44,464    $47,345      $368,913
                                     ==========    ========      =======    =======    =======    =======      ========

(1) Total repayments are based upon borrowings outstanding as of December 31, 2002, not projected borrowings under the respective credit facility. (2) Does not include payments due under renewals to the original lease term. (3) Amounts in this table do not reflect the current classification of the iPCS credit facility and iPCS notes as a result of the event of default discussed above.

The $153.5 million AirGate credit facility provides for a $13.5 million senior secured term loan, which matures on June 6, 2007, which is the first installment of the loan, or tranche I. The second installment, or tranche II, under the AirGate credit facility is for a $140.0 million senior secured term loan, which matures on September 30, 2008. The AirGate credit facility requires quarterly payments of principal beginning December 31, 2002, for tranche I, and March 31, 2004, for tranche II, initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. AirGate made its first quarterly principal payment in the amount of $0.5 million on December 31, 2002. The commitment fee on unused borrowings is 1.50%, payable quarterly. The AirGate notes will require cash payments of interest beginning on April 1, 2005.

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

There are provisions in each of the agreements governing the credit facilities, the AirGate notes and the iPCS notes providing for an acceleration of repayment upon an event of default, as defined in the respective agreements. As discussed previously, because of iPCS' defaults under its credit facility, iPCS' senior lenders and noteholders have the ability to accelerate its payment obligations. While iPCS has entered into a forbearance agreement with its senior lenders, as referenced above, there can be no assurance that the administrative agent will not exercise the rights to terminate the forbearance or that the senior lenders will enter into any additional forbearance agreement if necessary. Further, there can be no assurance that the noteholders will enter in the forbearance agreement described above or any other forbearance agreement if nevessary.

As of February 12, 2003, two major credit rating agencies rate AirGate's and iPCS' unsecured debt. The ratings were as follows:

  Type of facility                                      Moody's           S&P
  ----------------                                      -------           ---
  AirGate notes                                          Caa2             CC
  iPCS notes                                              Ca              CC

On February 4, 2003 Standard & Poor's removed AirGate from credit watch as a result of AirGate's filing of its Annual Report on Form 10-K.

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


RELATED PARTY TRANSACTIONS AND TRANSACTIONS BETWEEN AIRGATE AND IPCS

Transactions with Sprint

Under the Sprint Agreements, Sprint provides the Company significant support services such as billing, collections, long distance, customer care, network operations support, inventory logistics support, use of Sprint brand names, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue and expenses when Sprint's and Sprint's network partners' wireless subscribers incur minutes of use in the Company's territories and when the Company's subscribers incur minutes of use in Sprint and other Sprint network partners' PCS territories. These transactions are recorded in roaming revenue, cost of service and roaming, cost of equipment and selling and marketing expense captions in the accompanying consolidated statements of operations. Cost of service and roaming transactions include the 8% affiliation fee, long distance charges, roaming expense and the costs of services such as billing, collections, customer service and pass-through expenses. Cost of equipment transactions relate to inventory purchased by the Company from Sprint under the Sprint agreements. Selling and marketing transactions relate to subsidized costs on handsets and commissions paid by the Company under Sprint's national distribution programs. Amounts recorded relating to the Sprint agreements for the three months ended December 31, 2002 and 2001 are as follows (dollars in thousands):






                                                                                   For the Three Months Ended
                                                                                          December 31,
                                                                                   ----------------------------

                                                                                          2002            2001
Amounts included in the Consolidated Statement of Operations:

     AirGate roaming revenue................................................          $ 17,829        $ 16,209
     AirGate cost of service and roaming:
          Roaming...........................................................          $ 14,685        $ 13,157
          Customer service..................................................            11,303           7,455
          Affiliation fee...................................................             4,836           3,386
          Long distance.....................................................             2,785           3,310
          Other.............................................................               494             498
                                                                                     ---------      ----------

     AirGate cost of service and roaming:...................................          $ 34,103        $ 27,806
     AirGate purchased inventory............................................           $ 5,650         $ 6,647
     AirGate selling and marketing..........................................           $ 3,101         $ 8,337
     iPCS roaming revenue...................................................          $ 10,663         $ 4,540
     iPCS cost of service and roaming
          Roaming...........................................................           $ 8,362         $ 3,647
          Customer service..................................................             7,526           1,290
          Affiliation fee...................................................             3,106             717
          Long distance.....................................................             2,150             898
          Other.............................................................             1,696             100
                                                                                     ---------     -----------
     iPCS cost of service and roaming.......................................          $ 22,840         $ 6,652
     iPCS purchased inventory...............................................           $ 6,175         $ 2,297
     iPCS selling and marketing.............................................           $ 3,014         $ 3,534


                                                          As of
                                               December 31, September 30,
                                               2002                   2002
  Receivable from Sprint                   $   42,334            $   44,953
  Payable to Sprint                           (82,011)              (88,360)

Because approximately 96% of our revenues are collected by Sprint and 65% of costs of service and roaming in our financial statements are derived from fees and charges, including pass-through charges, from Sprint, we have a variety of settlement issues open and outstanding from time to time. These include, but are not limited to, the following items, all of which for accounting purposes have been reserved or otherwise provided for:

o Sprint PCS sought to recoup $4.9 million in long-distance access revenues previously paid by Sprint PCS to the Company, of which $3.9 million related to AirGate and $1.0 million related to iPCS. We have disputed these amounts.

o Sprint charged the Company approximately $1.2 million with respect to calendar year 2002 to reimburse Sprint for certain 3G related development expenses. We have disputed Sprint's right to collect these fees.

o In connection with the review of accounts receivable at September 30, 2002, the Company reclassified approximately $10.0 million of subscriber accounts receivable for the fiscal year ended September 30, 2002 to a receivable from Sprint. We believe at least $10.0 million is payable from Sprint, but Sprint has acknowledged and paid only $5.1 million.

o We continue to discuss with Sprint whether we owe software maintenance fees to Sprint of approximately $3.0 million, of which $1.6 million relates to AirGate and $1.4 million relates to iPCS through December 31, 2002.

o Sprint asserted that iPCS owed $2.2 million in various fees, charges and revenue adjustments which iPCS disputed. Sprint set-off $1.8 million with respect to these charges against other amounts owed to iPCS in the quarter ended December 31, 2002.

In addition, monthly Sprint service charges are set by Sprint at the beginning of each calendar year. Sprint takes the position that at the end of each year, it can determine its actual costs to provide these services to its network partners and require a final settlement against the charges actually paid. If the costs to provide these services are less than the amounts paid by Sprint's network partners, Sprint will issue a credit for these amounts. If the costs to provide the services are more than the amounts paid by Sprint's network partners, Sprint will debit the network partners for these amounts. Sprint notified us that a credit would be issued to the Company in a net amount of approximately $2.0 million ($1.3 million for AirGate and $0.7 million for iPCS). This amount has been recorded as of December 31, 2002 as a reduction to the consolidated balance for Receivable from Sprint and a reduction of operating loss.

Transactions between AirGate and iPCS

The Company formed AirGate Service Company, Inc. ("ServiceCo") to provide management services to both AirGate and iPCS. ServiceCo is a wholly-owned restricted subsidiary of AirGate. Personnel who provide general management services to AirGate and iPCS have been leased to ServiceCo, which includes 176 employees at December 31, 2002. Generally, the management personnel include the corporate staff in the Company's principal corporate offices in Atlanta and the accounting staff in Geneseo, Illinois. ServiceCo expenses are allocated between AirGate and iPCS based on the percentage of subscribers they contribute to the total number of Company subscribers (the "ServiceCo Allocation"), which is currently 60% AirGate and 40% iPCS. Expenses that are related to one company are allocated to that company. Expenses that are related to ServiceCo or both companies are allocated in accordance with the ServiceCo Allocation. For the quarter ended December 31, 2002, iPCS recorded a net total of $1.0 million for ServiceCo expenses.

To facilitate the orderly transition of management services, the boards of AirGate and iPCS have authorized an amendment to the Services Agreement that would allow individual services to be terminated by either party upon prior notice. This amendment requires the consent of each of the administrative agents for the AirGate and iPCS credit facilities, and a request for these consents has been made. This could result in a significant change in the allocation of expense to AirGate and iPCS.

AirGate has completed transactions at arms-length in the normal course of business with its unrestricted subsidiary iPCS. These transactions are comprised of roaming revenue and expenses, inventory sales and purchases and sales of network operating equipment.

Item 3.    Quantitative And Qualitative Disclosure About Market Risk

In the normal course of business, the Company's operations are exposed to interest rate risk on its credit facilities and any future financing requirements. The Company's fixed rate debt consists primarily of the accreted carrying value of the 1999 AirGate notes ($228.1 million at December 31, 2002) and the 2000 iPCS notes ($229.8 million at December 31, 2002). Our variable rate debt consists of borrowings made under the AirGate credit facility ($141.0 million at December 31, 2002) and the iPCS credit facility ($130.0 million at December 31, 2002). For the three months ended December 31, 2002, the weighted average interest rate under the AirGate credit facility was 5.5% and under the iPCS credit facility was 5.4%. Our primary interest rate risk exposures relate to (i) the interest rate on long-term borrowings; (ii) our ability to refinance the AirGate and iPCS notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

The following table presents the estimated future balances of outstanding long-term debt projected at the end of each period and future required annual principal payments for each period then ended associated with the AirGate and iPCS notes and credit facilities based on projected levels of long-term indebtedness:


                                                                          Years Ending September 30,
                                                 ------------------------------------------------------------------------------
                                                 ------------ ------------ ------------ ------------ ------------ -------------
                                                    2003         2004         2005         2006         2007       Thereafter
                                                    ----         ----         ----         ----         ----       ----------
                                                                            (Dollars in thousands)
AirGate notes                                      $228,813     $260,630     $297,191     $297,289     $297,587          --
Fixed interest rate                                   13.5%        13.5%        13.5%        13.5%        13.5%         13.5%
Principal payments                                     --           --           --           --           --        $300,000

AirGate credit facility                            $151,475     $133,700     $110,000      $79,893      $40,000          --
Variable interest rate (1)                            5.75%        5.75%        5.75%        5.75%        5.75%         5.75%
Principal payments                                  $ 2,025      $17,775      $23,700     $ 30,107      $39,893       $40,000

iPCS credit facility (2)                           $130,000     $120,250     $102,375     $ 73,125      $40,625          --
Variable interest rate (1)                            5.75%        5.75%        5.75%        5.75%        5.75%         5.75%
Principal payments                                     --        $ 9,750     $ 17,875     $ 29,250      $32,500       $40,625

iPCS notes (2)                                     $252,093     $285,118     $296,967     $297,165     $300,000          --
Fixed interest rate                                   14.0%        14.0%        14.0%        14.0%        14.0%         14.0%
Principal payments                                     --           --           --           --           --        $300,000


(1)  The  interest  rate on the credit  facilities  equals the London  Interbank
     Offered Rate ("LIBOR") +3.75%. LIBOR is assumed to equal 2.0% for all periods presented, which is the current LIBOR rate. A 1% increase (decrease) in the variable interest rate would result in a $2.7 million increase (decrease) in the related interest expense on an annual basis.

(2) Amounts in this table do not reflect the current classification of the iPCS credit facility and iPCS notes as a result of the events of default discussed elsewhere in this report.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for the Company. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report, have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to the Company required to be included in its periodic Securities and Exchange Commission filings.

Under our agreements with Sprint, Sprint provides us with billing, collections, customer care and other back office services. As a result, Sprint remits approximately 96% of our revenues to us. In addition, approximately 65% of cost of service and roaming in our consolidated financial statements relate to charges from Sprint for its affiliation fee, charges for services provided under our agreements with Sprint such as billing, collections and customer care, roaming expense, long-distance, and pass-through and other fees and expenses. The Company, as a result, necessarily relies on Sprint to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivable which underlie a substantial portion of our periodic financial statements and other financial disclosures. The relationship with Sprint is established by our agreements and our flexibility to use a service provider other than Sprint is limited.

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

In connection with the review of accounts receivable at September 30, 2002, the Company reclassified approximately $10.0 million of subscriber accounts receivable for the fiscal year ended September 30, 2002 to a receivable from Sprint. We believe at least $10.0 million is payable from Sprint, but Sprint has acknowledged and paid only $5.1 million.

Changes in Internal Controls

As indicated above, it is inherent in our relationship with Sprint that we rely on Sprint to provide accurate, timely and sufficient data and information to properly record the revenues, expenses and accounts receivable which underlie a substantial portion of our periodic financial statements and other financial disclosures. We and our independent auditors believe that the accounts receivable issue resulted from a reportable condition in internal controls. We have retained an outside accounting firm to assist us in reviewing our processes to verify data provided by Sprint, to develop recommendations on processes, and to identify other information and reports that would assist us in the verification process. We plan to focus additional resources on reviewing and analyzing information provided by Sprint. We continue to assess and explore, both internally and with Sprint, what other measures might be adopted to avoid this or similar reporting problems in the future.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On July 3, 2002 the Federal Communications Commission (the "FCC") issued an order in Sprint PCS v. AT&T for declaratory judgment holding that PCS wireless carriers could not unilaterally impose terminating long distance access charges pursuant to FCC rules. This FCC order did not preclude a finding of a contractual basis for these charges, nor did it rule whether or not Sprint PCS had such a contract with carriers such as AT&T. AirGate and iPCS have previously received $3.9 and $1.0 million, respectively, from Sprint PCS. This is comprised of $4.3 and $1.1 million, respectively, of terminating long distance access revenues, less $0.4 and $0.1 million, respectively, of associated affiliation fees from Sprint PCS, and Sprint PCS has asserted its right to recover these revenues net of the affiliation fees. As a result of this ruling, and our assessment of this contingency under SFAS No. 5, "Accounting for Contingencies", the Company recorded a charge to revenues during the quarter ended June 30, 2002 to fully reserve for these amounts. However, we have not paid such amounts and have disputed the ability of Sprint PCS to recover these revenues.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

On January 30, 2003, iPCS failed to make a required interest payment under its $130 million senior secured credit facility, which is an event of default under the iPCS credit facility. The amount of this interest payment default was $0.1 million, and the total arrearage under the iPCS credit facility as of February 14, 2003 was $0.4 million.

In addition, iPCS failed to file its annual report on Form 10-K for the fiscal year ended September 30, 2002 with the Securities and Exchange Commission, and failed to deliver its financial statements or provide the required opinion of its independent auditors on its financial statements. Each of these events are defaults under the credit facility and the indenture governing iPCS' $300 million 14% senior subordinated discount notes due 2010. iPCS does not anticipate being able to remedy these defaults.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

Investment Considerations  - Risk Factors

Our business and our prospects are subject to many risks. The following items are representative of the risks, uncertainties and assumptions that could affect our business, our future performance, our liquidity and the outcome of the forward-looking statements we make. In addition, our business, our future performance, our liquidity and forward-looking statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, including the global economy and other future events, including those described BELOW AND elsewhere in this QUARTERLY report on Form 10-Q.

Risks Related to Our Business, Strategy and Operations

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

We may continue to experience a high rate of subscriber turnover, which would adversely affect our financial performance

The wireless personal communications services industry in general, and Sprint and its network partners in particular, have experienced a higher rate of subscriber turnover, commonly known as churn, as compared to cellular industry averages. This churn rate has been driven higher over the past year due to the NDASL and Clear Pay programs and the removal of deposit requirements as described elsewhere in this report. Our business plan assumes that churn will decline significantly over the course of fiscal 2003. Due to significant competition in our industry and general economic conditions, among other things, this decline may not occur and our future rate of subscriber turnover may be higher than our historical rate. Factors may contribute to higher churn include:

o    inability  or   unwillingness  of  subscribers  to  pay  which  results  in involuntary deactivations, which accounted for 62% of our deactivations in the three months ended December 31, 2002;

o subscriber mix and credit class, particularly sub-prime credit subscribers which have accounted for approximately 50% of our gross subscriber additions since May 2001 and account for approximately 34% of our subscriber base as of December 31, 2002;

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

Roaming revenue could be less than anticipated, which could adversely affect our liquidity, financial condition and results of operations

The Company has been notified by Sprint that it intends to reduce the reciprocal rate from $0.10 per minute to $0.058 per minute in 2003. While the Company believes this reduction is not in accordance with its agreements with Sprint, it is reviewing its options, and its recourse against Sprint for this reduction may be limited. Based upon 2002 historical roaming data, a reduction in the roaming rate to $0.058 per minute would have reduced roaming revenue by approximately $36 million ($23 million for AirGate and $13 million for iPCS) and would have reduced roaming expense by approximately $26 million ($16 million for AirGate and $10 million for iPCS). The ratio of roaming revenue to expense for the quarter ended December 31, 2002 was 1.3 to one.

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

The Company may incur significantly higher wireless handset subsidy costs than we anticipate for existing subscribers who upgrade to a new handset

As the Company's subscriber base matures, and technological innovations occur, more existing subscribers will begin to upgrade to new wireless handsets. The Company subsidizes a portion of the price of wireless handsets and incurs sales commissions, even for handset upgrades. Excluding sales commissions, the Company experienced approximately $4.8 million associated with wireless handset upgrade costs for the year ended September 30, 2002. The Company does not have any historical experience regarding the adoption rate for wireless handset upgrades. If more subscribers upgrade to new wireless handsets than the Company projects, our results of operations would be adversely affected.

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

If AirGate does not meet all of the conditions required under its credit facility, it may not be able to draw down all of the funds it anticipates receiving from its senior lenders and AirGate may not be able to fund operating losses and working capital needs

As of December 31, 2002, AirGate had outstanding $141 million under its credit facility. The remaining $12 million available under AirGate's credit facility is subject to AirGate meeting all of the conditions specified in its financing documents. Additional borrowings are subject to specific conditions on each funding date, including the following:

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

See "Liquidity and Capital Resources" for a discussion of certain covenants for the quarter ending March 31, 2003. If AirGate does not meet these conditions at each funding date, its senior lenders may not lend some or all of the remaining amounts under its credit facility. If other sources of funds are not available, AirGate may not be in a position to meet its operating and other cash needs.

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

Risks Related to iPCS

iPCS is in default on its senior credit facility and notes

iPCS has ceased paying interest on its credit facility. In addition, it is an event of default under iPCS' credit facility and the indenture governing its notes if, among other things, iPCS fails to file its periodic reports with the Securities and Exchange Commission, deliver its financial statements or provide the required opinion of its independent auditors on its financial statements. At December 30, 2002, iPCS failed to meet these requirements. The lenders have the ability to accelerate iPCS' payment obligations under the iPCS credit facility and the trustee for or the holders of its notes has the ability to accelerate iPCS' payment obligations under the indenture governing such notes. iPCS does not anticipate being able to remedy these defaults. iPCS would not have sufficient resources to meet its payment obligations in the event of any such acceleration. In addition, the senior lenders and noteholders could foreclose on the collateral pledged to secure outstanding loans or institute an involuntary bankruptcy proceeding against iPCS. While iPCS has entered into a forbearance agreement with its senior lenders, as described herein under "Liquidity and Capital Resources," there can be no assurance that the noteholders will enter into a forbearance agreement. Further, there can be no assurance that the administrative agent will not exercise the right to terminate the forbearance or that the senior lenders or noteholders will enter into any additional forbearance agreement if necessary.

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

If iPCS fails to pay the debt under its credit facility, Sprint has the option of purchasing iPCS' loans, giving Sprint certain rights of a creditor to foreclose on iPCS' assets

Sprint has contractual rights, triggered by an acceleration of the maturity of the debt under iPCS' credit facility, pursuant to which Sprint may purchase iPCS' obligations to its senior lenders and obtain the rights of a senior lender. To the extent Sprint purchases these obligations, Sprint's interests as a creditor could conflict with the interests of iPCS. Sprint's rights as a senior lender would enable it to exercise rights with respect to iPCS' assets and its continuing relationship with iPCS in a manner not otherwise permitted under its Sprint agreements.

The restructuring of iPCS may have adverse affects on AirGate

AirGate has agreements and relationships with third parties, including suppliers, subscribers and vendors, that are integral to conducting its day-to-day operations. A restructuring of iPCS in or out of a bankruptcy proceeding may adversely affect the perception of AirGate and the AirGate business and its prospects in the eyes of subscribers, employees, suppliers, creditors and vendors. These persons may perceive that there is increased risk in doing business with AirGate as a result of iPCS' restructuring. Some of these persons may terminate their relationships with AirGate which would make it more difficult for AirGate to conduct its business.

In the event of iPCS' bankruptcy or insolvency, AirGate may not be able to reduce its general and administrative costs in an amount sufficient to subsidize the portion of the combined Company's costs currently borne by iPCS

On a net basis, we estimate that iPCS will pay approximately $4.6 million of the combined Company's general and administrative costs in fiscal 2003. To facilitate the orderly transition of management services, the boards of AirGate and iPCS have authorized an amendment to the Services Agreement that would allow individual services to be terminated by either party upon 60 days prior notice. As services are terminated, AirGate will be required to reduce its costs and expenses to meet its business plan. A failure to reduce these expenses in a timely manner could adversely affect AirGate's liquidity, financial condition and results of operations.

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

In addition, each of these agreements can be terminated for breach of any material term, including, among others, failure to pay, marketing, build-out and network operational requirements. Many of these requirements are extremely technical and detailed in nature. In addition, many of these requirements can be changed by Sprint with little notice. As a result, we may not always be in compliance with all requirements of the Sprint agreements. For example, Sprint conducts periodic audits of compliance with various aspects of its program guidelines and identifies issues it believes needs to be addressed. There may be substantial costs associated with remedying any non-compliance, and such costs may adversely affect our liquidity, financial condition and results of operations.

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

o Sprint could develop products and services, such as a one-rate plan where subscribers are not required to pay roaming charges, or establish credit policies, such as the NDASL program, which could adversely affect our results of operations;

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

Our dependence on Sprint for services may limit our ability to reduce costs, which could materially adversely affect our financial condition and results of operation

Approximately 65% of cost of service and roaming in our financial statements relate to charges from Sprint. As a result, a substantial portion of our cost of service and roaming is outside our control. There can be no assurance that Sprint will lower its operating costs, or, if these costs are lowered, that Sprint will pass along savings to its PCS network partners. If these costs are more than we anticipate in our business plan, it could materially adversely affect our liquidity, financial condition and results of operations and as noted below, our ability to replace Sprint with lower cost providers may be limited.

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

o Sprint has charged us $1.2 million to reimburse Sprint for certain 3G related development expenses with respect to calendar year 2002;

o Sprint informed the Company on December 23, 2002 that it had miscalculated software maintenance fees for 2002 and future years, which would result in an annualized increase of $2.0 million if owed by the Company;

o Sprint notified the Company that it intends to reduce the reciprocal roaming rate charged by Sprint and its network partners for use of our respective networks from $0.10 per minute of use to $0.058 per minute of use in 2003.

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

Inaccuracies in data provided by Sprint could understate our expenses or overstate our revenues and result in out-of-period adjustments that may materially adversely affect our financial results

Approximately 65% of cost of service and roaming in our financial statements relate to charges from Sprint. In addition, because Sprint provides billing and collection services for the Company, Sprint remits approximately 96% of our revenues to us. As a result, we rely on Sprint to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivables which underlie a substantial portion of our periodic financial statements and other financial disclosures.

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

The inability of Sprint to provide high quality back office services, or our inability to use Sprint's back office services and third-party vendors' back office systems, could lead to subscriber dissatisfaction, increased churn or otherwise increase our costs

We rely on Sprint's internal support systems, including customer care, billing and back office support. Our operations could be disrupted if Sprint is unable to provide internal support systems in a high quality manner, or to efficiently outsource those services and systems through third-party vendors. Cost pressures are expected to continue to pose a significant challenge to Sprint's internal support systems. Additionally, Sprint has made reductions in its customer service support structure and may continue to do so in the future, which may have an adverse effect on our churn rate. Further, Sprint has relied on third-party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint's willingness to continue to offer these services and to provide these services effectively and at competitive costs. These costs were approximately $40.4 million for AirGate and $19.7 million for iPCS for the year ended September 30, 2002. Our Sprint agreements provide that, upon nine months' prior written notice, Sprint may elect to terminate any of these services. The inability of Sprint to provide high quality back office services, or our inability to use Sprint back office services and third-party vendors' back office systems, could lead to subscriber dissatisfaction, increase churn or otherwise increase our costs.

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

Certain Sprint pricing plans, promotions and programs may result in higher levels of subscriber turnover and reduce the credit quality of our subscriber base. For example, we believe that the NDASL and Clear Pay Program resulted in increased churn and an increase in sub-prime credit subscribers.

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

Certain provisions of the Sprint agreements may diminish the value of AirGate's common stock and restrict the sale of our business

Under limited circumstances and without further stockholder approval, Sprint may purchase the operating assets of AirGate or iPCS at a discount. In addition, Sprint must approve any change of control of the ownership of AirGate or iPCS and must consent to any assignment of their Sprint agreements. Sprint also has a right of first refusal if AirGate or iPCS decide to sell its operating assets to a third-party. Each of AirGate and iPCS are also subject to a number of restrictions on the transfer of its business, including a prohibition on the sale of AirGate or iPCS or their operating assets to competitors of Sprint. These restrictions and other restrictions contained in the Sprint agreements could adversely affect the value of AirGate's common stock, may limit our ability to sell our business, may reduce the value a buyer would be willing to pay for our business and may reduce the "entire business value," as described in our Sprint agreements.

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

If other network partners experience financial difficulties, Sprint's PCS network could be disrupted. If Sprint's agreements with those network partners are like ours, Sprint would have the right to step in and operate the network in the affected territory, subject to the rights of their lenders. In such event, there can be no assurance that Sprint could transition in a timely and seamless manner or that lenders would permit Sprint to do so.

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

o    concerns about liquidity;

o    the potential de-listing of our common stock;

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

Our business and the value of your securities may be adversely affected if the Company fails to maintain its listing on Nasdaq

Since its initial public offering in September 1999, the Company's common stock has been listed on the Nasdaq National Market. We received notice from the Nasdaq National Market indicating that as of October 28, 2002, the closing bid price of our common stock had fallen below $1.00 for 30 consecutive trading days and that we would have 90 calendar days, or until January 27, 2003, to regain compliance with a minimum bid price of $1.00 if the bid price of our common stock closed at $1.00 per share or more for a minimum of 10 consecutive trading days during this time. As of January 27, 2003, we did not regain compliance. On January 28, 2003, the Company received a Nasdaq Staff Determination indicating that because of the Company's failure to regain compliance with the minimum $1.00 bid price per share requirement, its common stock would be subject to delisting from the Nasdaq National Market at the opening of business on February 6, 2003, unless it appealed this determination. The letter also indicated that Nasdaq had determined that the Company does not comply with the minimum $10 million stockholders' equity requirement under Maintenance Standard 1, as set forth in Marketplace Rule 4450(a)(3), or the market value of publicly held shares and minimum bid requirement under Maintenance Standard 2, as set forth in Marketplace Rule 4450(b)(3) and (4), for continued listing on the Nasdaq National Market.

Following procedures set forth in the Nasdaq Marketplace Rule 4800 Series, the Company has filed an appeal and request for an oral hearing before a Nasdaq Listing Qualifications Panel to review the Nasdaq Staff Determination. The hearing has been scheduled for March 6, 2003. Until the Nasdaq Listing Qualifications Panel reaches its decision, our common stock will remain listed and will continue to trade on the Nasdaq National Market. There can be no assurance, however, that the Nasdaq Listing Qualifications Panel will grant the Company's request for continued listing on the Nasdaq National Market.

In the event that the Nasdaq Listing Qualifications Panel denies our request for continued listing, Shares of our common stock would likely trade in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board. Selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold and transactions could be delayed. In addition, security analysts' and news media coverage of us may be further reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock. Such delisting from the Nasdaq National Market or further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and may significant increase the dilution to stockholders caused by issuing equity in financing or other transactions.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

99.1 Certification of Thomas M. Dougherty pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.ss.1350.

99.2 Certification of William H. Seippel pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.ss.1350.

(b)      Reports on 8-K

The following Current Reports on 8-K were filed by AirGate during the quarter ended December 31, 2002:

On October 29, 2002, AirGate furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 9 - Regulation FD Disclosure relating to the appointment of William H. Seippel as Chief Financial Officer of AirGate.

On November 7, 2002, AirGate furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 9 - Regulation FD Disclosure relating to the reinstatement by iPCS of the deposit requirement for sub-prime subscribers, the reduction in the iPCS senior credit facility, the waiver of the minimum subscriber covenant for December 31, 2002 and the elimination of the minimum liquidity covenant, retaining a financial advisor to review iPCS' strategic alternatives, and AirGate's receipt of notification from the Nasdaq National Market of its noncompliance with the Nasdaq National Market listing requirements.

On December 16, 2002, AirGate furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 9 - Regulation FD Disclosure relating to the scheduling of AirGate's fourth quarter fiscal 2002 conference call to review its fourth quarter and fiscal year ended September 30, 2002 financial and operating results.

On December 30, 2002, AirGate furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 9 - Regulation FD Disclosure relating to the delayed filing of AirGate's Annual Report on Form 10-K and the inability of iPCS to deliver its audited financial statements and audit opinion as required by the iPCS credit facility and the indenture under which its notes are issued.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.


                                AIRGATE PCS, INC.

                           By: /s/ William H. Seippel
                               ----------------------
                                  William H. Seippel
                                  Title: Chief Financial Officer
                                         (Duly Authorized Officer, Principal
                                         Financial and Chief Accounting Officer)

Date:  February 14, 2003

                                 CERTIFICATIONS

I, Thomas M. Dougherty, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AirGate PCS, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Thomas M. Dougherty
----------------------------
    Thomas M. Dougherty
    Chief Executive Officer

I, William H. Seippel, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AirGate PCS, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ William H. Seippel
----------------------------
    William H. Seippel
    Chief Financial Officer

Exhibit 99.1


                        CERTIFICATION OF PERIODIC REPORT

I, Thomas M. Dougherty of AirGate PCS, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) to the best of my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 14, 2003



                                                   /s/ Thomas M. Dougherty
                                                   -------------------------
                                                       Thomas M. Dougherty
                                                       Chief Executive Officer

Exhibit 99.2

                        CERTIFICATION OF PERIODIC REPORT

I, William H. Seippel, Chief Financial Officer of AirGate PCS, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) to the best of my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 14, 2003


                                                   /s/ William H. Seippel
                                                   -----------------------
                                                       William H. Seippel
                                                       Chief Financial Officer