Form 10-Q
period 2003-05-15
AIRGATE PCS INC /DE/
filed 2003-05-15
CIK 1086844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

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

     25,939,836 shares of common stock, $0.01 par value per share, were outstanding as of May 7, 2003.

                                AIRGATE PCS, INC.
                              SECOND QUARTER REPORT

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION
Item 1.    Financial Statements..............................................  3
           Consolidated Balance Sheets at March 31, 2003 (unaudited) and
              September 30, 2002.............................................  3
           Consolidated Statements of Operations for the three months and six months ended March 31, 2003 and 2002
           (unaudited).......................................................  4
           Consolidated Statements of Cash Flows for the six months
              ended March 31, 2003 and 2002 (unaudited)......................  5
           Notes to the Consolidated Financial Statements (unaudited)........  6
Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................ 17
Item 3.    Quantitative and Qualitative Disclosures About Market Risk........ 38
Item 4.    Controls and Procedures........................................... 38
PART II    OTHER INFORMATION................................................. 40
Item 1.    Legal Proceedings................................................. 40
Item 2.    Changes in Securities and Use of Proceeds......................... 40
Item 3.    Defaults Upon Senior Securities................................... 40
Item 4.    Submission of Matters to a Vote of Security Holders............... 40
Item 5.    Other Information................................................. 40
Item 6.    Exhibits and Reports on Form 8-K.................................. 54


                        PART I. FINANCIAL INFORMATION
                         Item 1. -- FINANCIAL STATEMENTS
                       AIRGATE PCS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)


                                                                                                      March 31,    September 30,
                                                                                                         2003          2002
                                                                                                         ----          ----


Assets                                                                                               (unaudited)
Current assets:
     Cash and cash equivalents..................................................................       $  20,905      $  32,475
     Accounts receivable, net of allowance for doubtful accounts of $4,469 and $11,256,                   21,943         38,127
     respectively...............................................................................
     Receivable from Sprint.....................................................................          11,615         44,953
     Receivable from iPCS.......................................................................             336             --
     Inventories................................................................................           2,162          6,733
     Prepaid expenses...........................................................................           5,769          7,159
     Other current assets.......................................................................           1,582            326
                                                                                                          --------       ------
            Total current assets..................................................................        64,312        129,773
Property and equipment, net of accumulated depreciation of $106,821 and $112,913, respectively..         192,363        399,155
Financing costs.................................................................................           7,287          8,118
Intangible assets, net of accumulated amortization of $0 and $39,378, respectively..............              --         28,327
Direct subscriber activation costs..............................................................           4,941          8,409
Other assets....................................................................................           1,444            512
                                                                                                        --------       --------
       Total assets.............................................................................       $ 270,347   $    574,294
                                                                                                       =========   ============


Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Accounts payable...........................................................................        $  1,661      $  18,152
     Accrued expenses...........................................................................           8,241         20,950
     Payable to Sprint..........................................................................          40,570         88,360
     Deferred revenue...........................................................................           7,671         11,775
     Current maturities of long-term debt and capital lease obligations.........................           2,024        354,936
                                                                                                        --------       --------
         Total current liabilities..............................................................          60,167        494,173
Deferred subscriber activation fee revenue......................................................           8,654         14,973
Other long-term liabilities.....................................................................           1,453          3,267
Long-term debt and capital lease obligations, excluding current maturities......................         377,192        354,828
Investment in iPCS..............................................................................         184,115             --
                                                                                                         -------       --------
        Total liabilities......................................................................          631,581        867,241





Stockholders' deficit:
     Preferred stock, par value, $.01 per share;
         5,000,000 shares authorized; no shares issued and outstanding..........................              --             --
     Common stock, par value, $.01 per share; 150,000,000 shares authorized; 25,939,836 and
      25,806,520 shares issued and outstanding at March 31, 2003 and September 30, 2002,
  respectively...................................................................................            260             258
     Additional paid-in-capital..................................................................        924,086         924,008
     Unearned stock compensation.................................................................           (700)         (1,029)

     Accumulated deficit.........................................................................     (1,284,880)     (1,216,184)
                                                                                                       ----------    -----------
         Total stockholders' deficit............................................................        (361,234)       (292,947)
                                                                                                       ----------    -----------
             Total liabilities and stockholders' deficit........................................        $270,347       $ 574,294
                                                                                                       ==========    ===========


     See accompanying notes to the unaudited consolidated financial statements.



                       AIRGATE PCS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
           (dollars in thousands, except share and per share amounts)

                                                                          Three Months Ended                 Six Months Ended
                                                                              March 31,                        March 31,
                                                                       ---------------------------     -----------------------------
                                                                       ---------       -----------     ----------        -----------
                                                                         2003             2002           2003               2002
                                                                       ---------       -----------     ----------        -----------
Revenues:
     Service revenues..........................................        $ 81,664        $ 87,354        $ 177,993        $ 143,203
     Roaming revenues..........................................          19,264          21,951           51,256           43,254
     Equipment revenues........................................           3,505           5,388            8,286            9,933
                                                                          -----     -----------        ----------     -----------
                  Total revenues...............................         104,433         114,693          237,535          196,390

Operating Expenses:
     Cost of services and roaming (exclusive of depreciation and
      amortization as shown separately below)..................         (59,910)       (76,336)         (147,917)        (134,093)
     Cost of equipment.........................................          (5,304)       (10,681)          (17,431)         (20,264)
     Selling and marketing.....................................         (15,674)       (27,592)          (44,576)         (57,437)
     General and administrative expenses.......................          (9,278)        (6,869)          (16,687)         (12,069)
     Non-cash stock compensation expense.......................            (177)          (183)             (353)            (414)
    Depreciation and amortization of property and equipment....         (16,754)       (17,098)          (37,380)         (28,364)
     Amortization of intangible assets.........................          (2,591)       (13,578)                           (18,117)
                                                                                                          (6,855)
     Goodwill impairment.......................................               --        (261,212)             --         (261,212)
                                                                    ------------        ---------      ------------      ---------

           Total operating expenses............................        (109,688)        (413,549)       (271,199)        (531,970)
                                                                      ---------         ---------      ------------      ---------
           Operating loss......................................          (5,255)        (298,856)        (33,664)        (335,580)

Interest income................................................              27              117              67              216
Interest expense...............................................         (15,794)         (14,648)        (35,099)         (24,931)
Other..........................................................              --               75              --              (20)
                                                                     -----------       ---------      -------------    ----------

           Loss before income tax benefit......................         (21,022)       (313,312)         (68,696)        (360,315)
                                                                        --------        ---------       ------------    ----------
           Income tax benefit..................................             --            11,402              --           28,761
           Net loss............................................       $ (21,022)       $(301,910)       $(68,696)      $ (331,554)
                                                                      ==========       ==========       ==========     ===========
Basic and diluted net loss per share of common stock...........        $  (0.81)        $ (11.71)        $  (2.65)      $  (15.29)

Basic and diluted weighted-average outstanding common shares...       25,929,437      25,790,151       25,876,204      21,688,158


See accompanying notes to the unaudited consolidated financial statements.



                       AIRGATE PCS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)
                                                                                                                Six Months Ended
                                                                                                                   March 31,
                                                                                                           -----------------------
                                                                                                            2003           2002
                                                                                                            ----           ----
     Net loss......................................................................................      $ (68,696)    $ (331,554)
     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Goodwill impairment..........................................................................              --       261,212
      Depreciation and amortization of property and equipment......................................          37,380        28,364
      Amortization of intangible assets............................................................           6,855        18,117
      Amortization of financing costs into interest expense........................................             605           849
      Provision for doubtful accounts..............................................................           3,848        14,849
      Interest expense associated with accretion of discounts......................................          27,207        22,476
      Non-cash stock compensation..................................................................             353           414
      Deferred income tax benefit..................................................................              --       (28,761)
        Changes in assets and liabilities:
          Accounts receivable......................................................................             (62)      (22,490)
          Receivable from Sprint...................................................................          18,871           862
          Inventories..............................................................................           3,338         3,897

          Prepaid expenses, other current and non-current assets...................................          (4,459)       (2,919)
          Accounts payable, accrued expenses and other long term liabilities.......................          (7,209)      (13,376)
          Payable to Sprint........................................................................         (12,346)        2,956
          Deferred revenue.........................................................................             856         7,229
                                                                                                       ------------    -----------
                     Net cash provided by (used in) operating activities...........................           6,541       (37,875)
                                                                                                       ------------    -----------

Cash flows from investing activities:
     Capital expenditures..........................................................................        (15,123)       (48,523)
     Cash acquired from iPCS.......................................................................             --         24,402
     Deconsolidation of iPCS.......................................................................        (10,031)            --
     Acquisition of iPCS...........................................................................             --         (5,955)
                                                                                                       ------------    -----------
                     Net cash used in investing activities.........................................        (25,154)       (30,076)
                                                                                                       ------------    -----------


Cash flows from financing activities:
     Proceeds from borrowings under senior credit facilities.......................................           8,000        78,200
     Payments for credit facility borrowings.......................................................          (1,012)           --
     Payments for capital lease borrowings.........................................................              (2)           (3)
     Stock issued to employee stock purchase plan..................................................              57           567
     Proceeds from exercise of employee stock options..............................................              --           685
                                                                                                       ------------    -----------

                     Net cash provided by financing activities.....................................           7,043        79,449
                                                                                                       ------------    -----------

                     Net (decrease) increase in cash and cash equivalents..........................         (11,570)       11,498
Cash and cash equivalents at beginning of period...................................................          32,475        14,290
                                                                                                       ------------    -----------

Cash and cash equivalents at end of period.........................................................       $  20,905     $  25,788
                                                                                                       ============    ===========


Supplemental disclosure of cash flow information:
     Cash paid for interest........................................................................         $ 5,151       $ 4,052
Supplemental disclosure for non-cash investing activities:
     Capitalized interest..........................................................................          $  366       $ 3,831
     iPCS acquisition:
           Stock issued............................................................................              --      (706,645)
           Value of common stock options and warrants assumed......................................              --       (47,727)
            Liabilities assumed....................................................................              --      (282,714)
            Assets acquired........................................................................              --       315,029
     Capital lease obligation......................................................................              --           191

     See accompanying notes to the unaudited consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (unaudited)

(1)   Business, Basis of Presentation and Liquidity

      (a)      Business and Basis of Presentation

The accompanying unaudited quarterly financial statements of AirGate PCS, Inc. (the "Company") are presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, these statements reflect all adjustments, including recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements for the interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002, which is filed with the SEC and may be accessed via EDGAR on the SEC's website at http://www.sec.gov. The results of operations for the quarter and six months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2003. Certain prior year amounts have been reclassified to conform to the current year's presentation. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated balance sheets and revenues and expenses during the reporting periods to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates.

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

On November 30, 2001, AirGate acquired iPCS, Inc. (together with its subsidiaries, "iPCS"), a network partner of Sprint with 37 markets in the midwestern United States. The accompanying consolidated financial statements include the accounts of AirGate PCS, Inc. and its wholly-owned restricted subsidiaries, AGW Leasing Company, Inc., AirGate Service Company, Inc., and AirGate Network Services, LLC, and its unrestricted subsidiary iPCS since its acquisition through the date it filed for bankruptcy. On February 23, 2003, iPCS filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Georgia for the purpose of effecting a court-administered reorganization. In accordance with Statement of Financial Accounting Standards (SFAS) No. 94 "Consolidation of All Majority-Owned Subsidiaries" and Accounting Research Bulletin (ARB) No. 51 "Consolidated Financial Statements," when control of a majority-owned subsidiary does not rest with the majority owners (as, for instance, where the subsidiary is in legal reorganization or in bankruptcy), ARB No. 51 precludes consolidation of the majority-owned subsidiary. As a result, subsequent to February 23, 2003, AirGate no longer consolidates the accounts and results of operations of iPCS and the accounts of iPCS are recorded as an investment using the cost method of accounting. Accordingly, the accompanying consolidated balance sheet as of March 31, 2003 does not include the consolidated accounts of iPCS; it does however, include the Company's investment at cost in iPCS as of February 23, 2003. The accompanying consolidated statement of operations for the period ended March 31, 2003 includes the consolidated results of operations of iPCS through February 23, 2003. When AirGate no longer has an ownership interest in iPCS, which may occur upon emergence of iPCS from bankruptcy, the investment in iPCS will be reduced proportionately to the remaining ownership percentage, if any, retained by AirGate.

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

(b)      Liquidity

The Company has generated significant net losses since inception. For the six months ended March 31, 2003 and the year ended September 30, 2002, the Company's net loss amounted to $68.7 million and $996.6 million (including goodwill and asset impairment charges of $817.4 million), respectively. As of March 31, 2003, AirGate had working capital of $4.1 million and available credit of $9.0 million under its $153.5 million senior secured credit facility (the "AirGate credit facility").

On February 23, 2003 iPCS, Inc. and its subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc., filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Georgia for the purpose of effecting a court-administered reorganization. Immediately prior to iPCS' bankruptcy filing, the lenders under the iPCS credit facility accelerated iPCS' payment obligations as a result of existing defaults under that facility. Concurrent with its bankruptcy filing, iPCS brought an adversarial action against Sprint alleging, among other things, that Sprint had failed to remit certain amounts owed to iPCS under its agreements with Sprint and seeking to exercise its put rights under its agreements with Sprint. As an unrestricted subsidiary, iPCS is a separate corporate entity from AirGate with its own
independent   financing  sources,  debt  obligations  and  sources  of  revenue.
Furthermore, iPCS lenders, noteholders and creditors do not have a lien or encumbrance on assets of AirGate, and AirGate cannot provide capital or other financial support to iPCS. The Company believes AirGate operations will continue independent of the outcome of the iPCS bankruptcy. However, it is likely that AirGate's ownership interest in iPCS will have no value after the restructuring is complete.

While the ultimate and long-term effect on AirGate of iPCS' bankruptcy proceedings cannot be determined, management believes that AirGate and its restricted subsidiaries will continue to operate and that iPCS' bankruptcy proceedings, and related outcomes, will not have a material adverse effect on the liquidity of AirGate.

In addition to its capital needs to fund operating losses, AirGate has historically invested large amounts to build-out its networks and for other capital assets. For the six months ended March 31, 2003 and the three years ended September 30, 2002, AirGate invested $6.7 million and $265.1 million respectively to purchase property and equipment. While much of AirGate's network is now complete, such expenditures will continue to be necessary.

AirGate had only $9.0 million remaining available under the AirGate credit facility as of March 31, 2003. AirGate currently has no additional sources of working capital other than cash on hand and operating cash flow. If AirGate's actual revenues are less than expected or operating or capital costs are more than expected, AirGate's financial condition and liquidity may be materially adversely affected. In such event, there is substantial risk that the Company could not access the credit or capital markets for additional capital.

AirGate's ability to borrow funds under the AirGate credit facility may be terminated and its payment obligations may be accelerated if it is unable to maintain or comply with the financial and operating covenants contained in the AirGate credit facility. The AirGate credit facility contains covenants specifying  the  maintenance  of  certain  financial  ratios,  reaching  defined subscriber growth and network covered population goals, minimum service revenues, maximum capital expenditures, and the maintenance of a ratio of total debt and senior debt to annualized EBITDA, as defined in the AirGate credit facility.

If the Company is unable to operate the AirGate business within the covenants specified in the AirGate credit facility, and is unable to obtain future amendments to such covenants, AirGate's ability to make borrowings required to operate the AirGate business could be restricted or terminated and its payment obligations accelerated. Such a restriction, termination or acceleration would have a material adverse affect on AirGate's liquidity and capital resources.

AirGate has initiated a number of action steps to lower its operating costs and capital needs. The following are some of the more significant steps:

* a plan to improve the credit quality of new subscribers and its subscriber base and reduce churn by restricting availability of programs for sub-prime subscribers;

* the elimination of certain personnel positions;

* a significant reduction in capital expenditures; and

* a reduction in spending for advertising and promotions.

In addition to these steps, AirGate continues to review potential actions that could further reduce AirGate operating expenses and capital needs. These include changes to employee benefit plans, seeking to reduce lease expenses and, over the long-term, seeking ways to lower fees and charges from services now provided by Sprint. Although there can be no assurances, AirGate management believes that existing cash, expected results of operations and cash flows, and amounts available under the AirGate credit facility will provide sufficient resources to fund AirGate's activities through at least March 31, 2004.

The following reflects condensed balance sheet information for AirGate and statement of operations information for AirGate and its unrestricted subsidiary, iPCS, separately identifying the investment in iPCS including the effects of purchase accounting as of March 31, 2003 and September 30, 2002 and the historical equity basis loss of iPCS through February 23, 2003, the related effects of purchase accounting, and income tax benefit for the three months and six months ended March 31, 2003 and 2002 (dollar amounts in thousands):




                                                                                      As of
                                                                           March 31,        September 30,
                                                                              2003               2002
                                                                              ----               ----
Condensed Balance Sheet Information:
Cash and cash equivalents..................................                 $  20,905           $   4,887
Other current assets.......................................                    43,407              62,819
                                                                               ------            --------
        Total current assets...............................                    64,312              67,706
Property and equipment, net................................                   192,363             213,777
Other noncurrent assets....................................                    13,672              13,732
                                                                              -------            --------
                                                                           $  270,347          $  295,215
                                                                            =========           =========

Current liabilities........................................                 $  60,167         $    82,175
Long-term debt.............................................                   377,192             354,264
Other long-term liabilities................................                    10,107              10,180

Investment in iPCS ........................................                   184,115             141,543
                                                                              -------            --------
      Total liabilities....................................                   631,581             588,162

Stockholders' deficit......................................                  (361,234)           (292,947)
                                                                             ---------          ----------
                                                                           $  270,347            $ 295,215
                                                                           ===========           =========


                                                                  For the Three Months Ended          For the Six Months Ended
                                                                  March 31,       March 31,         March 31,         March 31,
                                                                     2003            2002              2003              2002
                                                                     ----            ----              ----              ----
Condensed Statement of Operations Information:
Revenues...................................................         $76,980        $ 76,439           $158,845        $ 144,110
Costs of revenues..........................................         (44,423)        (53,502)          (102,701)        (106,745)
Selling and marketing expenses.............................         (11,362)        (18,199)           (28,159)         (43,288)
General and administrative expenses........................          (5,728)         (3,636)            (9,806)          (7,612)
Depreciation and amortization..............................         (11,627)         (9,308)           (23,246)         (18,333)
Other expense, net (principally interest)..................         (10,537)         (9,433)           (21,058)         (18,368)
                                                                 -----------      ----------        -----------      -----------
      Total expenses.......................................         (83,677)        (94,078)          (184,970)        (194,346)
                                                                 -----------      ----------        -----------      -----------
Loss before equity in loss of iPCS and effects of purchase
    accounting, and income tax benefit.....................          (6,697)        (17,639)           (26,125)         (50,236)
Historical equity basis loss of iPCS.......................         (11,221)        (22,353)           (36,984)         (32,672)
Effects of purchase accounting.............................          (3,104)       (273,320)            (5,587)        (277,407)


Income tax benefit.........................................             --           11,402                 --           28,761
                                                                 -----------     -----------        -----------      ----------
Net loss...................................................      $  (21,022)     $ (301,910)        $  (68,696)      $ (331,554)
                                                                 ===========     ===========        ===========      ===========


(c)  Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potentially dilutive securities of 57,323, 56,927, 45,953 and 52,195 for the quarters and six months ended March 31, 2003 and 2002, respectively have been excluded from the computation of dilutive net loss per share for the periods presented because the Company had a net loss and their effect would have been antidilutive.

(d) Stock-based Compensation Plans

We have elected to continue to account for our stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and disclose pro forma effects of the plans on net income and earnings per share as provided by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, because the fair market value on the date of grant was equal to the exercise price, we did not recognize any compensation cost. Had compensation cost for these plans been determined based on the fair value at the grant dates during the three and six months ended March 31, 2003 and 2002 under the plan consistent with the method of SFAS No. 123, the pro forma net loss and loss per share would have been as follows (in thousands, except per share data):



                                             Three Months Ended March 31,         Six Months Ended March 31,
                                               2003              2002              2003              2002
                                               ----              ----              ----              ----
      Net loss, as reported                  $(21,022)        $(301,910)         $(68,696)        $(331,554)

      Add:  stock based                           177               183               353               414
      compensation expense included
      in determination of net loss

      Less:  stock-based                       (2,426)           (2,284)           (4,852)           (4,569)
      compensation expense
      determined under the fair
      value based method

      Pro forma net loss                      (23,271)         (304,011)          (73,195)         (335,709)

      Basic and diluted loss per share:
           As reported                         $(0.81)          $(11.71)           $(2.65)          $(15.29)
           Pro forma                           $(0.90)          $(11.79)           $(2.83)          $(15.48)


(2)     New Accounting Pronouncements

In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity", which is effective at the beginning of the first interim period beginning after March 15, 2003. SFAS No. 149 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. We are currently evaluating the impact of this statement on our financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, and interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. This interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material adverse effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS No. 123.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

The Company guarantees certain lease commitments of its restricted subsidiaries. The maximum amount of these guarantees is included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002. Also, the handsets sold by the Company are under a one-year warranty from Sprint. If a customer returns a handset for warranty, the Company generally provides the customer with a refurbished handset and sends the warranty handset to Sprint for repair. Sprint provides a credit to the Company equal to the retail price of the refurbished handset. The Company will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Element Deliverables". This guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003. AirGate will adopt this new accounting effective July 1, 2003. The Company is currently evaluating the impact of this change.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The Company adopted SFAS No. 146 on October 1, 2002. As discussed in Note 5, during the six months ended March 31, 2003 the Company recorded $1.1 million and $0.2 million, respectively, of costs related to staff reductions and retail store closings.

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

(3)    Sprint Agreements

Under the Sprint Agreements, Sprint is obligated to provide the Company significant support services such as billing, collections, long distance, customer care, network operations support, inventory logistics support, use of Sprint brand names, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue and expenses when Sprint's and Sprint's network partners' wireless subscribers incur minutes of use in the Company's territories and when the Company's subscribers incur minutes of use in Sprint and other Sprint network partners' PCS territories. These transactions are recorded in roaming revenue, cost of service and roaming, cost of equipment, and selling and marketing expense captions in the accompanying consolidated statements of operations. Cost of service and roaming transactions include the 8% affiliation fee, long distance charges, roaming expense and the costs of services such as billing, collections, customer service and pass-through expenses. Cost of equipment transactions relate to inventory purchased by the Company from Sprint under the Sprint agreements. Selling and marketing transactions relate to subsidized costs on handsets and commissions paid by the Company under Sprint's national distribution programs. Amounts recorded relating to the Sprint agreements for the three and six months ended March 31, 2003 and 2002 are as follows (dollar amounts in thousands):



                                                                             For the Three Months                For the Six Months
                                                                                Ended March 31,                    Ended March 31,
                                                                                ---------------                    ---------------
                                                                              2003          2002                2003          2002
                                                                              ----          ----                ----          ----
Amounts included in the Consolidated Statement of Operations:
     AirGate roaming revenue............................................    $ 12,972      $ 13,838            $ 30,801      $ 30,047
     AirGate cost of service and roaming:
          Roaming.......................................................    $ 10,777      $ 11,730            $ 25,462      $ 24,888
          Customer service..............................................       9,927         8,947              21,727        16,761
          Affiliation fee...............................................       4,708         3,886               9,545         7,274
          Long distance.................................................       3,259         3,750               6,044         7,059
          Other.........................................................         514           720                 990         1,217
                                                                           ---------     ---------           ---------     ---------
                                                                           ---------     ---------           ---------     ---------
     AirGate cost of service and roaming................................    $ 29,185      $ 29,033            $ 63,768      $ 57,199
     AirGate purchased inventory........................................    $  2,695      $  3,924            $  8,221      $  9,441
     AirGate selling and marketing......................................    $  2,412      $  5,964            $  6,111      $ 14,301
     iPCS roaming revenue...............................................    $  4,061      $  7,327            $ 14,724      $ 11,867
     iPCS cost of service and roaming:
          Roaming.......................................................    $  3,796      $  6,308            $ 12,158      $  9,955
          Customer service..............................................       3,853         4,507              11,760         6,042
          Affiliation fee...............................................       1,805         2,223               4,911         2,941
          Long distance.................................................       1,153         2,693               3,281         3,554
          Other.........................................................         168           215                 461           260
                                                                           ---------     ---------           ---------     ---------
                                                                           ---------     ---------           ---------     ---------
     iPCS cost of service and roaming:..................................    $ 10,775      $ 15,946            $ 32,571      $ 22,752
     iPCS purchased inventory...........................................    $    108      $  1,813            $  6,124      $  4,111
     iPCS selling and marketing.........................................    $  1,240      $  3,289            $  3,138      $  4,645

Amounts included in the Consolidated Balance Sheets:


                                          As of
                                 March 31,    September 30,
                                  2003            2002
                                  ----            ----

Receivable from Sprint         $ 11,615      $  44,953

Payable to Sprint               (40,570)       (88,360)


Because approximately 97% of our revenues are collected by Sprint and 65% of costs of service and roaming in our financial statements are derived from fees and charges, including pass-through charges, from Sprint, we have a variety of settlement issues and other contract disputes open and outstanding from time to time. The amounts Sprint has asserted we owe is approximately $4.7 million. These include, but are not limited to, the following items, all of which for accounting purposes have been reserved or otherwise provided for:

* In fiscal year 2003, Sprint PCS asserted it has the right to recoup up to $3.9 million in long-distance access revenues previously paid by Sprint PCS to AirGate, for which Sprint PCS has invoiced $1.2 million. We have disputed these amounts.

* Sprint invoiced AirGate approximately $0.8 million with respect to calendar year 2002 to reimburse Sprint for certain 3G related development expenses. We are disputing Sprint's right to charge 3G fees in 2002 and beyond, and we estimate such fees will be $2.5 million in fiscal year 2003.

* We continue to discuss with Sprint whether AirGate owes software maintenance fees to Sprint of approximately $1.7 million for 2002 and $1.8 million for calendar year 2003. Our position is that Sprint is not authorized to charge these fees to AirGate under the terms of our agreements.

* Sprint billed AirGate $0.6 million for information technology (IT) expenses including the reimbursement of amortization of IT projects completed by Sprint. The Company has disputed Sprint's right to collect these fees.

The approximately $4.7 million Sprint has asserted we owe does not include ongoing 3G service fees for future periods or $2.7 million in long distance access revenues Sprint has not invoiced.

In addition to these disputes, we have other outstanding issues with Sprint which could result in set-offs to the items described above or in payments due from Sprint. For example, we believe Sprint has failed to calculate, pay and report on collected revenues in accordance with our agreements with Sprint, which, together with other cash remittance issues, resulted in a shortfall in cash payments to AirGate of at least $10 million. As a result of these issues and in connection with our review of accounts receivable at September 30, 2002, we reclassified approximately $10.0 million of AirGate subscriber accounts receivable for the fiscal year ended September 30, 2002 to a receivable from Sprint. During this fiscal year, Sprint has acknowledged and paid only $8.7 million of this receivable for amounts that were previously not properly remitted to AirGate. The $8.7 million paid by Sprint included $4.1 million of previously unapplied customer deposits, $4.0 million of revenue for AirGate subscribers whose bills are paid through national accounts, and $0.6 million of subscriber payments resulting from a change in the method of calculating collected revenues. We are reviewing additional information received from Sprint and have retained a consultant to verify the accuracy of this information to determine whether additional amounts are due to AirGate. We continue to discuss with Sprint the proper method for calculating, paying and reporting on collected revenues and other matters. During the three months ended March 31, 2003, AirGate recorded $3.6 million in credits from Sprint as a reduction in cost of services.

On January 23, 2003, Sprint notified us that service fees, excluding historical 3G expenses, were increased from $7.27 per subscriber per month to $7.77 per subscriber per month.

Monthly Sprint service charges are set by Sprint at the beginning of each calendar year. Sprint takes the position that at the end of each year, it can determine its actual costs to provide these services to its network partners and require a final settlement against the charges actually paid. If the cost to provide these services are less than the amounts paid by Sprint's network partners, Sprint will issue a credit for these amounts. If the costs to provide the services are more that the amounts paid by Sprint's network partners, Sprint will debit the network partners for these amounts. Sprint credited to the Company a net amount of $2.0 million ($1.3 million for AirGate and $0.7 million for iPCS). These credits were recorded as a reduction of cost of service in the quarter ended December 31, 2002.

The Sprint Agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. AirGate was in compliance in all material respects with these requirements at March 31, 2003.

(4) Litigation

In May, 2002, putative class action complaints were filed in the United States District Court for the Northern District of Georgia against AirGate PCS, Inc., Thomas M. Dougherty, Barbara L. Blackford, Alan B. Catherall, Credit Suisse First Boston, Lehman Brothers, UBS Warburg LLC, William Blair & Company, Thomas Wiesel Partners LLC and TD Securities. The complaints do not specify an amount or range of damages that the plaintiffs are seeking. The complaints seek class certification and allege that the prospectus used in connection with the secondary offering of Company stock by certain former iPCS shareholders on December 18, 2001 contained materially false and misleading statements and omitted material information necessary to make the statements in the prospectus not false and misleading. The alleged omissions included (i) failure to disclose that in order to complete an effective integration of iPCS, drastic changes would have to be made to the Company's distribution channels, (ii) failure to disclose that the sales force in the acquired iPCS markets would require extensive restructuring and (iii) failure to disclose that the "churn" or "turnover" rate for subscribers would increase as a result of an increase in the amount of sub-prime credit quality subscribers the Company added from its merger with iPCS. On July 15, 2002, certain plaintiffs and their counsel filed a motion seeking appointment as lead plaintiffs and lead counsel. Subsequently, the Court denied that motion without prejudice and two of the plaintiffs have filed a renewed motion. The Defendants responded to the renewed motion, but the Court has not yet entered a ruling. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend against these claims. However, no assurance can be given as to the outcome of the litigation.

(5) Staff Reduction and Retail Store Closings

As discussed in Note 1, AirGate has identified additional opportunities to reduce its cost structure and streamline its operations. The Company adopted a restructuring plan in accordance with SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities" to reduce its workforce and to close a number of retail stores which resulted in restructuring charges of $0.7 million and $0.7 million during the three months ended December 31, 2002 and March 31, 2003, respectively. Collectively, these actions are expected to continue through the quarter that will end on June 30, 2003 and are referred to as the 2003 Plan.

During the quarter ended December 31, 2002, the restructuring charge included provisions for severance of approximately 65 management and operating staff ($0.6 million) as well as 3 retail store closures ($0.05 million). During the quarter ended March 31, 2003, the restructuring charge included provisions for severance of approximately 154 management and operating staff ($0.5 million) as well as 16 retail store closures and 10 administrative offices ($0.2 million), primarily for iPCS. In the quarter that will end June 30, 2003, AirGate expects charges for additional severance and store closings to be at least $0.6 million and $0.1 million, respectively. Further charges may be necessary as AirGate services are terminated under the services agreement with iPCS described in Note 7.

The following summarizes the activity and balances through March 31, 2003 (dollar amounts in thousands):

                                                                             Facilities
                                                     Severance                 Closure                 Total
                                                   --------------           --------------          ---------------
Balance - October 1, 2002                          $        0               $        0              $       0
      Restructuring charges                             1,081                      229                  1,310
      Payments                                           (763)                     (23)                  (786)
                                                   --------------           --------------          ---------------

Balance - March 31, 2003                           $      318               $      206              $     524
                                                   ==============           ==============          ===============


(6)   Income Taxes

The Company realized an income tax benefit of $11.4 million and $28.8 million during the quarter and six months ended March 31, 2002, respectively. No such amounts were realized in the quarter and six months ended March 31, 2003, nor will amounts be realized in the future unless management believes the recoverability of deferred tax assets is more likely than not.

(7)   Transactions Between AirGate and iPCS

The Company formed AirGate Service Company, Inc. ("ServiceCo") to provide management services to both AirGate and iPCS. ServiceCo is a wholly-owned restricted subsidiary of AirGate. Personnel who provide general management services to AirGate and iPCS have been leased to ServiceCo, which includes 148 employees at March 31, 2003. Generally, the management personnel include AirGate staff in the Company's principal corporate offices in Atlanta and the iPCS accounting staff in Geneseo, Illinois. ServiceCo expenses are allocated between AirGate and iPCS based on the percentage of subscribers they contribute as compared to the total number of Company subscribers (the "ServiceCo Allocation"), which is currently 60% AirGate and 40% iPCS. Expenses that relate to one company are allocated to that company. Expenses that relate to ServiceCo or both companies are allocated in accordance with the ServiceCo Allocation. For the quarter and six months ended March 31, 2003, iPCS recorded a net total for ServiceCo expenses of $0.8 million and $1.8 million, respectively.

On January 27, 2003, iPCS retained Timothy M. Yager, former CEO of iPCS prior to the merger of AirGate and a former director of AirGate following the merger, as chief restructuring officer to oversee the restructuring of iPCS and manage the day-to-day operations of iPCS. To facilitate the orderly transition of management services to Mr. Yager, AirGate and iPCS have executed an amendment to the Services Agreement that would allow individual services to be terminated by either party upon 30 days prior notice, subject to exceptions for certain services for which longer notice is required.

The amendment also terminated certain services provided by AirGate, and effective May 1, 2003, iPCS terminated certain other services. As a result of the termination of services by iPCS, AirGate received $0.3 million less payments from iPCS for the quarter ended March 31, 2003. We anticipate that prior to September 1, 2003, substantially all management services provided by ServiceCo to iPCS will be terminated.

AirGate has completed transactions at arms-length in the normal course of business with its unrestricted subsidiary iPCS. These transactions are comprised of roaming revenue and expenses, inventory sales and purchases and sales of network operating equipment.

(8) Condensed Consolidating Financial Statements

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

iPCS is a wholly-owned unrestricted subsidiary of AirGate and operates as a separate business. As an unrestricted subsidiary, iPCS provides no guarantee to either the AirGate notes or the AirGate credit facility and AirGate and its restricted subsidiaries provide no guarantee with respect to iPCS debt obligations. On February 23, 2003, iPCS filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Georgia for the purpose of effecting a court-administered reorganization. The results of iPCS have been included in the consolidated results of AirGate through February 23, 2003. Subsequent to February 23, 2003, AirGate PCS no longer consolidates the accounts and results of operations of its unrestricted subsidiary iPCS. The accounts of iPCS are recorded as an investment using the cost method of accounting.

The following shows the unaudited condensed consolidation financial statements for AirGate and its subsidiaries as of March 31, 2003 and September 30, 2002 and for the three months and six months ended March 31, 2003 and 2002 (dollar amounts in thousands):

                Unaudited Condensed Consolidating Balance Sheets
                              As of March 31, 2003


                                              AirGate
                                             Guarantor
                            AirGate PCS,   Subsidiaries   Eliminations    AirGate
                                Inc.                                    Consolidated
                           ------------------------------------------------------------

Cash and cash                  $  20,920        $   (15)       $    --      $  20,905
  equivalents...........
Other current assets....         104,126            529        (61,248)        43,407
                           ------------------------------ ----------------------------
Total current assets....        125,046             514        (61,248)        64,312
Property and equipment,
  net...................        150,891          41,472            --         192,363
Other noncurrent assets..        13,672              --            --          13,672
                           ------------------------------ ----------------------------
Total assets............     $   289,609       $  41,986   $  (61,248)     $  270,347
                           ============================== ============================

Current liabilities.....     $  (21,844)       $ 143,259    $ (61,248)      $  60,167
Long-term debt..........        377,192         --              --            377,192
Other long-term
  liabilities...........         10,107         --              --             10,107
Investment in
subsidiaries............        285,388         --           (101,273)        184,115

                           ------------------------------ ----------------------------

Total liabilities.......      $ 650,843        $ 143,259   $ (162,521)     $  631,581
                           ------------------------------ ----------------------------
Stockholders' equity
  (deficit)..............      (361,234)        (101,273)     101,273        (361,234)
                           ------------------------------ ----------------------------
Total liabilities and
  stockholders' equity
  (deficit)..............     $ 289,609        $  41,986   $  (61,248)     $  270,347
                           ============================== ============================



                     Condensed Consolidating Balance Sheets
                            As of September 30, 2002


                                              AirGate
                                             Guarantor                                     iPCS
                            AirGate PCS,   Subsidiaries   Eliminations    AirGate       Non-Guarantor                    AirGate
                                Inc.                                    Consolidated(1) Subsidiary       Eliminations  Consolidated
                           ------------------------------ -----------------------------------------------------------------------


Cash and cash                 $  4,769       $   118         $   --     $  4,887     $  27,588            $  --        $  32,475
  equivalents...........
Other current assets....       122,869           529        (60,579)      62,819        35,593           (1,114)          97,298
                           ------------------------------ -----------------------------------------------------------------------

Total current assets....       127,638           647        (60,579)      67,706        63,181            (1,114)        129,773
Property and equipment,
  net...................       168,163        45,614            --       213,777       185,378               --          399,155
Intangible assets, net..         1,428            --            --         1,428        26,899               --           28,327
Other noncurrent assets.         4,924            --            --         4,924        12,115               --           17,039
                           ------------------------------ -----------------------------------------------------------------------

Total assets............     $ 302,153     $  46,261      $ (60,579)    $ 287,835     $ 287,573         $ (1,114)       $ 574,294
                           ============================== =======================================================================


Current liabilities.....     $  55,535     $ 130,767      $ (60,579)    $ 125,723     $ 369,564       $ (1,114)    $ 494,173
Long-term debt..........       354,264            --             --       354,264           564             --       354,828
Other long-term
  liabilities...........         1,583            --             --         1,583        16,657             --        18,240
Investment in                  183,718            --        (84,506)       99,212            --        (99,212)           --
  subsidiaries..........

                           ------------------------------ -----------------------------------------------------------------------
Total liabilities.......     $ 595,100     $ 130,767      $(145,085)     $580,782     $ 386,785     $ (100,326)    $ 867,241
                           ------------------------------ -----------------------------------------------------------------------

Stockholders' equity
  (deficit).............      (292,947)      (84,506)        84,506      (292,947)      (99,212)        99,212      (292,947)
                           ------------------------------ -----------------------------------------------------------------------
Total liabilities and
  stockholders' equity
  (deficit).............     $ 302,153     $  46,261      $ (60,579)     $287,835      $ 287,573      $ (1,114)    $ 574,294
                           ============================== =======================================================================


     (1) Amounts in the column for AirGate consolidated include the effects of purchase accounting related to the iPCS acquisition. Balance sheet information includes $44 million of debt and $1 million of net assets as of September 30, 2002. The net loss of AirGate includes expenses related to the effects of purchase accounting for iPCS of $3.1 million, $273.3 million, $5.6 million and $277.4 million for the three and six months ended March 31, 2003 and 2002, respectively. The three months and six months ended March 31, 2002 include a tax benefit related to the iPCS acquisition of $11.4 million and $28.8 million, respectively. Subsequent to February 23, 2003 AirGate PCS no longer consolidates the accounts and results of operations of its unrestricted subsidiary iPCS. The accounts of iPCS are recorded as an investment using the cost method of accounting.



            Unaudited Condensed Consolidating Statement of Operations
                    For the Three Months Ended March 31, 2003


                                              AirGate                                   iPCS
                                             Guarantor                   AirGate      Non-Guarantor                   AirGate
                              AirGate PCS, Subsidiaries   Eliminations  Consolidated   Subsidiary     Eliminations Consolidated
                                      Inc.
                           ------------------------------ -----------------------------------------------------------------------


Total revenues..........    $  76,980         $   --         $   --     $  76,980     $  27,829      $   (376)     $  104,433
                           ------------------------------ -----------------------------------------------------------------------

Cost of revenues........      (39,819)        (4,604)            --      (44,423)      (21,167)            376    (65,214)
Selling and marketing...      (10,173)        (1,189)            --       11,362)       (4,312)             --    (15,674)
General and
  administrative........       (5,219)          (509)            --       (5,728)       (3,550)             --     (9,278)
Depreciation and
  amortization..........      (12,721)        (2,353)            --      (15,074)       (4,271)             --    (19,345)
Other, net (principally
  interest).............      (10,233)            39             --      (10,194)       (5,750)             --    (15,944)
                           ------------------------------ -----------------------------------------------------------------------

Total expenses..........      (78,165)        (8,616)             --     (86,781)      (39,050)            376   (125,455)

Loss in subsidiaries....      (19,837)            --           8,616     (11,221)           --          11,221         --
Loss before income tax
  benefit...............      (21,022)        (8,616)          8,616     (21,022)      (11,221)         11,221    (21,022)
Income tax benefit......           --             --              --          --            --              --         --
                           ------------------------------ -----------------------------------------------------------------------


Net loss................   $  (21,022)      $ (8,616)       $  8,616   $ (21,022)    $ (11,221)     $   11,221  $ (21,022)
                           ============================== =======================================================================





            Unaudited Condensed Consolidating Statement of Operations
                    For the Three Months Ended March 31, 2002

                                              AirGate                                   iPCS
                                             Guarantor                   AirGate      Non-Guarantor                   AirGate
                              AirGate PCS, Subsidiaries   Eliminations  Consolidated   Subsidiary     Eliminations Consolidated
                                      Inc.


                           ---------------- -------------- ------------ -------------- -------------- ------------- -------------

Total revenues..........   $  76,439            $  --        $  76,439    $  38,458      $ (204)        $ 114,693


                           ---------------- -------------- ------------ -------------- -------------- ------------- -------------
Cost of revenues........     (49,737)          (3,765)           --         (53,502)       (33,719)           204      (87,017)
Selling and marketing...     (17,168)          (1,031)           --         (18,199)        (9,393)            --      (27,592)
General and
  administrative........      (3,614)             (22)           --          (3,636)        (3,233)            --       (6,869)
Depreciation and
  amortization..........     (19,532)          (2,622)           --         (22,154)        (8,522)            --      (30,676)
Other, net (principally                                          --
  interest).............      (9,963)           1,268                        (8,695)        (5,944)            --      (14,639)
Goodwill impairment.....    (261,212)              --            --        (261,212)            --             --     (261,212)
                           ---------------- -------------- ------------ -------------- -------------- ------------- -------------

Total expenses..........    (361,226)          (6,172)           --        (367,398)       (60,811)           204     (428,005)


Loss in subsidiaries         (28,525)              --         6,172         (22,353)            --         22,353           --
Loss before income tax
  benefit...............    (313,312)          (6,172)        6,172        (313,312)       (22,353)        22,353     (313,312)
Income tax benefit......      11,402               --            --          11,402             --             --       11,402
                           ---------------- -------------- ------------ -------------- -------------- ------------- -------------
Net loss................   $(301,910)         $ (6,172)     $ 6,172       $(301,910)     $ (22,353)      $ 22,353   $ (301,910)
                           ================ ============== ============ ============== ============== ============= =============


            Unaudited Condensed Consolidating Statement of Operations
                     For the Six Months Ended March 31, 2003


                                              AirGate                                   iPCS
                                             Guarantor                   AirGate      Non-Guarantor                   AirGate
                              AirGate PCS, Subsidiaries   Eliminations  Consolidated   Subsidiary     Eliminations Consolidated
                                      Inc.
                            ------------------------------------------- -------------- -------------- ------------- -------------


Total revenues...........      $  158,845        $   --      $  --   $  158,845      $  79,364     $   (674)    $  237,535
                            ------------------------------------------- -------------- -------------- ------------- -------------

Cost of revenues.........         (93,764)       (8,937)            --     (102,701)       (63,321)           674     (165,348)
Selling and marketing....         (26,212)       (1,947)            --      (28,159)       (16,417)            --      (44,576)
General and
  administrative.........          (8,567)       (1,239)            --       (9,806)        (6,881)            --      (16,687)
Depreciation and
  amortization...........         (24,762)       (4,796)            --      (29,558)       (14,677)            --      (44,235)
Other, net (principally
  interest)..............         (20,486)          153             --       (20,333)      (15,052)            --      (35,385)
                            ------------------------------------------- -------------- -------------- ------------- -------------

Total expenses...........        (173,791)      (16,766)            --      (190,557)     (116,348)           674     (306,231)

Loss in subsidiaries.....        ( 53,750)           --         16,766       (36,984)           --         36,984           --
Loss before income tax
  benefit................         (68,696)      (16,766)        16,766       (68,696)       36,984        (68,696)     (36,984)
Income tax benefit.......              --            --             --            --            --             --           --
                            ------------------------------------------- -------------- -------------- ------------- -------------


Net loss.................      $ (68,696)     $ (16,766)      $ 16,766     $ (68,696)     $ (36,984)     $  36,984    $ (68,696)
                            =========================================== ============== ============== ============= =============



            Unaudited Condensed Consolidating Statement of Operations
                     For the Six Months Ended March 31, 2002


                                              AirGate                                   iPCS
                                             Guarantor                   AirGate      Non-Guarantor                   AirGate
                              AirGate PCS, Subsidiaries   Eliminations  Consolidated   Subsidiary     Eliminations Consolidated
                                      Inc.
                            --------------- -------------- ------------ -------------- -------------- ------------- -------------


Total revenues...........   $ 144,110          $   --         $  --        $ 144,110      $  52,484       $ (204)     $ 196,390
                            --------------- -------------- ------------ -------------- -------------- ------------- -------------

Cost of revenues.........     (99,235)         (7,510)           --         (106,745)       (47,816)           204     (154,357)
Selling and marketing....     (41,789)         (1,499)           --          (43,288)       (14,149)            --      (57,437)
General and
  administrative.........      (7,291)           (321)           --           (7,612)        (4,457)            --      (12,069)

Depreciation and
  amortization...........     (31,473)         (4,163)           --          (35,636)       (10,845)            --      (46,481)

Other, net (principally
  interest)..............     (18,528)          1,268            --          (17,260)        (7,889)            --      (25,149)
Goodwill impairment......    (261,212)             --            --         (261,212)            --             --     (261,212)
                            --------------- -------------- ------------ -------------- -------------- ------------- -------------

Total expenses...........    (459,528)        (12,225)           --         (471,753)       (85,156)            --     (556,705)


Loss in subsidiaries          (44,897)             --         12,225         (32,672)            --         32,672           --
Loss before income tax
  benefit................    (360,315)        (12,225)        12,225        (360,315)        32,672        (32,672)    (360,315)
Income tax benefit.......      28,761              --             --          28,761             --             --        28,761
                            --------------- -------------- ------------ -------------- -------------- ------------- -------------


Net loss.................   $(331,554)      $ (12,225)      $ 12,225      $ (331,554)     $ (32,672)       $32,672    $(331,554)
                            =============== ============== ============ ============== ============== ============= =============




            Unaudited Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended March 31, 2003

                                              AirGate                                   iPCS
                                             Guarantor                   AirGate      Non-Guarantor                   AirGate
                              AirGate PCS, Subsidiaries   Eliminations  Consolidated   Subsidiary     Eliminations Consolidated
                                      Inc.
                           ---------------- ------------- -----------------------------------------------------------------------


Operating activities,
  net...................  $  15,760      $  (133)         $   --     $  15,627     $ (9,086)         $   --     $   6,541
Investing activities,
  net...................     (6,654)          --              --        (6,654)      (18,500)            --       (25,154)
Financing activities,
  net...................      7,045           --              --         7,045            (2)            --         7,043
                           ---------------- ------------- -----------------------------------------------------------------------
                           ---------------- ------------- -----------------------------------------------------------------------

Increase (decrease) in
  cash and cash
  equivalent............     16,151         (133)             --        16,018       (27,588)            --       (11,570)
Cash at beginning of
  period................      4,769          118              --         4,887        27,588             --        32,475
                           ---------------- ------------- -----------------------------------------------------------------------

Cash at end of period...   $ 20,920         $(15)         $   --     $  20,905        $   --         $   --     $  20,905
                           ================ ============= =======================================================================



            Unaudited Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended March 31, 2002


                                              AirGate                                   iPCS
                                             Guarantor                   AirGate      Non-Guarantor                   AirGate
                              AirGate PCS, Subsidiaries   Eliminations  Consolidated   Subsidiary     Eliminations Consolidated
                                      Inc.
                           ---------------- ------------- -------------------------------------------------------------------------


Operating activities,
  net................... $  (21,012)     $   2,891         $   --   $  (18,121)   $  (19,754)         $   --     $  (37,875)
Investing activities,
  net...................        151         (2,743)            --       (2,592)      (27,484)             --        (30,076)
Financing activities,
  net...................     49,452             --             --       49,452        29,997              --         79,449
                           ---------------- ------------- -------------------------------------------------------------------------


Increase (decrease) in
  cash and cash
  equivalent............     28,591           148              --       28,739       (17,241)              --        11,498
Cash at beginning of
  period................     (9,954)         (157)             --      (10,111)       24,401               --        14,290
                           ---------------- ------------- -------------------------------------------------------------------------

Cash at end of period...   $ 18,637         $  (9)         $   --    $  18,628     $   7,160           $   --     $  25,788
                           ================ ============= =========================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A") contains forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our liquidity, the wireless industry, our beliefs and management's assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by us or on our behalf. Such forward looking statements include statements regarding expected financial results and other planned events, including but not limited to, anticipated liquidity, churn rates, ARPU, CPGA and CCPU (all as defined in the Key Operating Metrics), roaming rates, EBITDA (as defined in the Key Operating Metrics), and capital expenditures. Words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "seek", "project," "target," "goal," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. These risks and uncertainties include:

* the impact and outcome of the iPCS bankruptcy filing and related proceedings;
* the competitiveness and impact of Sprint's pricing plans and PCS products and services;
* subscriber credit quality;
* the potential to experience a continued high rate of subscriber turnover;
* the ability of Sprint to provide back office billing, subscriber care and other services and the quality and costs of such services;
* inaccuracies in financial information provided by Sprint;
* new charges and fees, or increased charges and fees, charged by Sprint;
* the impact and outcome of disputes with Sprint;
* rates of penetration in the wireless industry;
* our significant level of indebtedness;
* adequacy of bad debt and other allowances;
* the potential need for additional sources of liquidity;
* anticipated future losses;
* subscriber purchasing patterns;
* potential fluctuations in quarterly results;
* an adequate supply of subscriber equipment;
* risks related to future growth and expansion; and
* the volatility of the market price of AirGate's common stock.

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

Overview

On July 22, 1998, AirGate entered into management and related agreements with Sprint whereby it became the network partner of Sprint with the right to provide 100% digital PCS products and services under the Sprint brand names in AirGate's original territory in the southeastern United States. In January 2000, AirGate began commercial operations with the launch of four markets covering 2.2 million residents in AirGate's territory. By September 30, 2000, AirGate had launched commercial PCS service in all of the 21 basic trading areas, referred to as markets, which comprise AirGate's original territory. On November 30, 2001, AirGate acquired iPCS, a network partner of Sprint with 37 markets in the midwestern states of Michigan, Illinois, Iowa and Nebraska. The acquisition of iPCS increased the total resident population in the Company's markets from approximately 7.1 million to approximately 14.5 million. At March 31, 2003, AirGate had total network coverage of approximately 5.9 million residents and iPCS had total network coverage of approximately 5.7 million residents, of the
7.1 million and 7.4 million residents in its respective territory.

Under AirGate's and iPCS' long-term agreements with Sprint, we manage our networks on Sprint's licensed spectrum and have the right to use the Sprint brand names royalty-free during the respective company's PCS affiliation with Sprint. We also have access to Sprint's national marketing support and distribution programs and are generally required to buy network equipment and subscriber handsets from vendors approved by Sprint or from Sprint directly. The agreements with Sprint generally provide that these purchases are to be made at the same discounted rates offered by vendors to Sprint based on its large volume purchases. AirGate and iPCS each pay an affiliation fee of 8% of collected revenues to Sprint. We are entitled to 100% of revenues collected from the sale of handsets and accessories and on roaming revenues received when customers of Sprint and Sprint's other network partners make a wireless call on our PCS network.

iPCS is a wholly-owned, unrestricted subsidiary of AirGate. As required by the terms of AirGate's and iPCS' respective outstanding indebtedness, AirGate and iPCS conduct its business as separate corporate entities from the other. AirGate's notes require subsidiaries of AirGate to be classified as either "restricted subsidiaries" or "unrestricted subsidiaries". A restricted subsidiary is defined generally as any subsidiary that is not an unrestricted subsidiary. An unrestricted subsidiary includes any subsidiary which:

* has been designated an unrestricted subsidiary by the AirGate board of directors,

* has no indebtedness which provides recourse to AirGate or any of its restricted subsidiaries,

* is not party to any agreement with AirGate or any of its restricted subsidiaries, unless the terms of the agreement are no less favorable to AirGate or such restricted subsidiary than those that might be obtained from persons unaffiliated with AirGate,

* is a subsidiary with respect to which neither AirGate nor any of its restricted subsidiaries has any obligation to subscribe for additional equity interests, maintain or preserve such subsidiary's financial condition or cause such subsidiary to achieve certain operating results,

*    has  not   guaranteed  or  otherwise   provided   credit  support  for  any
     indebtedness of AirGate or any of its restricted subsidiaries, and

* has at least one director and one executive officer that are not directors or executive officers of AirGate or any of its restricted subsidiaries.

On February 23, 2003, iPCS filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Georgia for the purpose of effecting a court-administered reorganization. In accordance with Statement of Financial Accounting Standards (SFAS) No. 94 "Consolidation of All Majority-Owned Subsidiaries" and Accounting Research Bulletin (ARB) No. 51 "Consolidated Financial Statements," when control of a majority-owned subsidiary does not rest with the majority owners (as, for instance, where the subsidiary is in legal reorganization or in bankruptcy), ARB No. 51 precludes consolidation of the majority-owned subsidiary. As a result, subsequent to February 23, 2003, AirGate no longer consolidates the accounts and results of operations of iPCS and the accounts of iPCS are recorded as an investment using the cost method of accounting.

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

Allowance for Doubtful Accounts

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection and write-off experience, current trends, credit policies and accounts receivable by aging category. In determining these estimates, the Company compares historical write-offs in relation to the estimated period in which the subscriber was originally billed. The Company also looks at the average length of time that elapses between the original billing date and the date of write-off in determining the adequacy of the allowance for doubtful accounts by aging category. From this information, the Company provides specific amounts to the aging categories. The Company provides an allowance for substantially all receivables over 90 days old. The provision for doubtful accounts as a percentage of service revenues for the six months ended March 31 was as follows:

                                              Provision for Doubtful
                                                     Accounts
                                 Year          As % of Service Revenue
                                 ----        --------------------------
                                 2003                  2.2%
                                 2002                 10.4%

The allowance for doubtful accounts was $4.5 million (AirGate only) as of March 31, 2003, and $11.3 million ($6.8 million for AirGate and $4.5 million for iPCS), respectively, as of September 30, 2002. If the allowance for doubtful accounts is not adequate, it could have a material adverse affect on our liquidity, financial position and results of operations.

The Company also reviews current trends in the credit quality of its subscriber base. As of March 31, 2003, 33% of AirGate's subscriber base consisted of sub-prime credit quality subscribers. Sprint has a program in which subscribers with lower quality credit or limited credit history may nonetheless sign up for service subject to certain account spending limits, if the subscriber makes a deposit ranging from $125 to $250. In May 2001, Sprint introduced the no-deposit account spending limit program, in which the deposit requirement was waived except in very limited circumstances (the "NDASL program"). The NDASL program was replaced in late 2001 with the Clear Pay program. The Clear Pay program re-instituted the deposit for the lowest credit quality subscribers. The NDASL and Clear Pay programs and their associated lack of deposit requirements increased the number of the Company's sub-prime credit subscribers. At the end of February 2002, Sprint allowed its network partners to re-institute deposits in a program called the Clear Pay II program. The Clear Pay II program and its deposit requirements are currently in effect in most of AirGate's markets, which reinstates a deposit requirement of $125 for most sub-prime credit subscribers. In early February 2003, management began implementing a higher deposit threshold of $250 for sub-prime customers in our markets.

Reserve for Late Payment Fees, Early Cancellation Fees and First Payment Default Subscribers

The Company provides a reduction in revenues for those subscribers that it anticipates will not pay late payment fees and early cancellation fees using historical information. The reserve for late payment fees and early cancellation fees are included in the allowance for doubtful accounts balance.

The Company had previously reserved for subscribers that it anticipated would never pay a bill. During the three months ended March 31, 2003, the Company experienced a significant improvement in customer payment behavior for these customers as well as a significant improvement in the credit quality of new subscribers to the Company. As a result, the Company has determined that the first payment default reserve was no longer necessary. At March 31, 2003, first payment default reserve was $0. This resulted in the addition of 4,187 and 2,252 net subscriber additions for AirGate and iPCS at March 31, 2003.

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

The Company records equipment revenue from the sale of handsets and accessories to subscribers in its retail stores and to local distributors in its territories upon delivery. The Company does not record equipment revenue on handsets and accessories purchased by subscribers from national third-party retailers such as Radio Shack, Best Buy and Circuit City, or directly from Sprint by subscribers in its territories. The Company believes the equipment revenue and related cost of equipment associated with the sale of wireless handsets and accessories is a separate earnings process from the sale of wireless services to subscribers. Because such arrangements do not require a customer to subscribe to the Company's wireless services and because the Company sells wireless handsets to existing customers at a loss, the Company currently accounts for these transactions separately from agreements to provide customers wireless service.

The Company's subscribers pay an activation fee to the Company when they initiate service. The Company defers activation fee revenue over the average life of its subscribers, which is estimated to be 30 months. The Company recognizes service revenue from its subscribers as they use the service. The Company provides a reduction of recorded revenue for billing adjustments, late payment fees, and early cancellation fees. The Company also reduces recorded revenue for rebates and discounts given to subscribers on wireless handset sales in accordance with Emerging Issues Task Force ("EITF") Issue No. 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." For industry competitive reasons, the Company sells wireless handsets at a loss. The Company participates in the Sprint national and regional distribution programs in which national retailers such as Radio Shack, Best Buy and Circuit City sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for Sprint PCS products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Company's Sprint agreements, when a national retailer sells a handset purchased from Sprint to a subscriber in the Company's territories, the Company is obligated to reimburse Sprint for the handset subsidy. The Company does not receive any revenues from the sale of handsets and accessories by such national retailers. The Company classifies these handset subsidy charges as a selling and marketing expense for a new subscriber handset sale and classifies these subsidies as a cost of service and roaming for a handset upgrade to an existing subscriber.

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

Impairment of Long-Lived Assets and Goodwill

The Company accounts for long-lived assets and goodwill in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets. As of September 30, 2002, the Company recorded substantial write-offs of long lived assets and goodwill. Management does not believe that any additional write-offs are required since year-end. Management will continue to monitor any triggering events and perform re-evaluations, as necessary.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2003, the FASB issued SFAS No. 149, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity", which is effective at the beginning of the first interim period beginning after March 15, 2003. SFAS No. 149 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. We are currently evaluating the impact of this statement on our financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, and interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material adverse effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS No. 123.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

The Company guarantees certain lease commitments of its restricted subsidiaries. The maximum amount of these guarantees is included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002. Also, the handsets sold by the Company are under a one-year warranty from Sprint. If a customer returns a handset for warranty, the Company generally provides the customer with a refurbished handset and sends the warranty handset to Sprint for repair. Sprint provides a credit to the Company equal to the retail price of the refurbished handset. The Company will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Element Deliverables". This guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003. AirGate will adopt this new accounting effective July 1, 2003. The Company is currently evaluating the impact of this change.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The Company adopted SFAS No. 146 on October 1, 2002. As discussed in Note 5, during the six months ended March 31, 2003 the Company recorded $1.1 million and $0.2 million, respectively, of costs related to staff reductions and retail store closings.

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

RESULTS OF OPERATIONS

The following discussion of the results of operations includes the results of operations of iPCS subsequent to November 30, 2001, its date of acquisition, but as a result of iPCS' Chapter 11 bankruptcy filing, does not include the results of operations of iPCS subsequent to February 23, 2003. iPCS filed for Chapter 11 bankruptcy on February 23, 2003. In accordance with SFAS No. 94 and ARB No. 51, iPCS' results of operations are not consolidated with AirGate's results subsequent to February 23, 2003 and the accounts of iPCS are recorded as an investment using the cost method of accounting. AirGate stand-a-lone results includes the effects of purchase accounting related to the iPCS acquisition and the results do not include the historical equity basis loss of iPCS.

Financial Measures and Key Operating Metrics

We use certain operating and financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP. A non-GAAP financial measure is defined as a numerical measure of a company's financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented.

Terms such as subscriber net additions, average revenue per user, churn, cost per gross addition and cash cost per user are important operating metrics used in the wireless telecommunications industry. These metrics are important to compare us to other wireless service providers. ARPU also assists management in forecasting future service revenue and CPGA assists management in quantifying the incremental costs to acquire a new subscriber. Except for churn and net subscriber additions we have included a reconciliation of these metrics to the most directly comparable GAAP financial measure. Churn and subscriber net additions are operating statistics with no comparable GAAP financial measure. ARPU, CPGA and CCPU are supplements to GAAP financial information and should not be considered an alternative to, or more meaningful than, revenues, expenses or net loss as determined in accordance with GAAP.

EBITDA is a performance metric we use and which is used by other companies. Management believes that EBITDA is a useful adjunct to net loss and other measurements under GAAP because it is a meaningful measure of a company's performance, as interest, taxes, depreciation and amortization can vary significantly between companies due in part to differences in accounting policies, tax strategies, levels of indebtedness, and interest rates. We have included below a presentation of the GAAP financial measure most directly comparable to EBITDA, which is net loss, as well as a reconciliation of EBITDA to net loss. We have also provided a reconciliation to net cash provided by (used in) operating activities as supplemental information. EBITDA is a supplement to GAAP financial information and should not be considered an alternative to, or more meaningful than, net loss, cash flow or operating loss as determined in accordance with GAAP.

EBITDA, ARPU, churn, CPGA and CCPU as used by the Company may not be comparable to a similarly titled measure of another company.

The following terms used in this report have the following meanings:

"EBITDA" means earnings before interest, taxes, depreciation and amortization.

"ARPU" summarizes the average monthly service revenue per user, excluding roaming revenue. ARPU is computed by dividing service revenue for the period by the average subscribers for the period.

"Churn" is the monthly rate of subscriber turnover that both voluntarily and involuntarily discontinued service during the month, expressed as a percentage of the total subscriber base. Churn is computed by dividing the number of subscribers that discontinued service during the month, net of 30-day returns, by the average total subscriber base for the period.

"CPGA" summarizes the average cost to acquire new subscribers during the period. CPGA is computed by adding the income statement components of selling and marketing, cost of equipment and activation costs (which are included as a component of cost of service) and reducing that amount by the equipment revenue recorded. That net amount is then divided by the total new subscribers acquired during the period.

"CCPU" is a measure of the cash costs to operate the business on a per user basis consisting of subscriber support, network operations, service delivery, roaming expense, bad debt expense, wireless handset upgrade subsidies (but not commissions) and other general and administrative costs, divided by average subscribers for the period.

For the three months ended March 31, 2003 compared to the three months ended March 31, 2002:

The table below sets forth key operating metrics for the Company for the quarters ended March 31, 2003 and 2002.


                                                                    Quarter Ended March 31,
                                                                    -----------------------
                                                    2003                                            2002
                                  -----------------------------------------     ----------------------------------------------
                                    AirGate            iPCS       Combined          AirGate           iPCS         Combined
                                    -------            ----       --------          -------           ----         --------
Subscriber Gross Additions           43,003          14,105         57,108           68,404         32,145          100,549
Subscriber Net Additions              5,755          (6,732)          (977)          36,055         16,954           53,009
Total Subscribers                   358,564         229,893        588,457          325,899        180,468          506,367
ARPU                                 $56.40          $51.21         $54.93           $63.11         $55.78           $60.48
Churn (with subscriber reserve)        3.30%           4.74%          3.70%            3.18%          2.61%            2.97%
Churn (without subscriber reserve)     3.69%           5.28%          4.14%            3.86%          3.29%            3.65%
CPGA                                   $298            $405           $324             $321           $367             $336
CCPU                                    $43             $54            $46              $54            $63              $57
Capital Expenditures (cash)      $1,028,000         $45,000     $1,073,000      $14,890,000    $23,604,000      $41,397,000
EBITDA                           $15,290,000   $(1,200,000)    $14,090,000    $(260,293,000)   $(7,812,000)   $(268,105,000)



The reconciliation of EBITDA to net cash provided by (used in) operating activities, as determined in accordance with GAAP, is as follows (dollar amounts in thousands):

                                                                     Quarter Ended March 31,
                                                         2003                                          2002
                                       ------------------------------------------    -----------------------------------------
                                            AirGate         iPCS        Combined         AirGate           iPCS        Combined
Net cash provided by (used in)
operating activities                      $ 18,439        $ 8,011       $ 26,450        $ 2,423       $ (9,177)     $  (6,754)
    Change in operating assets and
      liabilites                           (5,121)         (9,461)       (14,582)         3,476          3,876          7,352
    Interest expense                       10,042           5,752         15,794          8,573          6,075         14,648
    Accretion of interest                  (7,810)         (4,534)       (12,344)        (6,963)        (6,444)       (13,407)
    Goodwill impairment                        --              --             --       (261,212)            --       (261,212)
    Interest and other income                 (25)             (2)           (27)            --           (192)          (192)
    Provision for doubtful accounts            31            (753)          (722)        (6,044)        (1,926)        (7,970)
    Other expense                            (266)           (213)          (479)          (546)           (24)          (570)
                                             -----         --------       -------     ----------      ---------      ----------
EBITDA                                   $ 15,290        $ (1,200)      $ 14,090      $(260,293)      $ (7,812)     $(268,105)
                                          ========       =========       ========     ==========      =========      ==========


The reconciliation of EBITDA to our reported net loss, as determined in accordance with GAAP, is as follows (dollar amounts in thousands):

                                                                       Quarter Ended March 31,
                                                                       -----------------------
                                                           2003                                          2002
                                          ---------------------------------------     -------------------------------------------
                                          AirGate         iPCS         Combined          AirGate          iPCS          Combined
                                          -------         ----         --------          -------          ----          --------
Net Loss                                  $ (9,801)      $(11,221)       $(21,022)       $(279,557)     $ (22,353)      $ (301,910)
     Depreciation and amortization          15,074          4,271          19,345           22,154          8,522           30,676
     Interest income                           (25)            (2)            (27)             (61)           (56)            (117)
     Interest expense                       10,042          5,752          15,794            8,573          6,075           14,648
     Income tax benefit                         --             --             --           (11,402)             --         (11,402)
                                           -------      ----------       --------        ----------      ---------      -----------
     EBITDA                                $15,290      $  (1,200)       $ 14,090        $(260,293)      $ (7,812)      $ (268,105)
                                           =======       =========       ========        ==========      =========      ===========


The reconciliation of ARPU to service revenue, as determined in accordance with GAAP, is as follows (dollar amounts in thousands):

                                                                          Quarter Ended March 31,
                                                                          -----------------------
                                                           2003                                          2002
                                          ---------------------------------------     -------------------------------------------
                                          AirGate         iPCS         Combined          AirGate          iPCS          Combined
                                          -------         ----         --------          -------          ----          --------
Average Revenue per User (ARPU):
Service revenue                           $ 60,163       $ 21,501         $81,664          $58,425        $28,929          $87,354
Average subscribers                        355,589        233,259        495,544           308,581        172,868          481,449
  ARPU                                      $56.40         $51.21         $54.93            $63.11         $55.78           $60.48

Notes: For 2003, iPCS average subscribers is for the period between January 1, 2003 and February 23, 2003. For 2003, average subscribers for combined entity is a weighted average.


The reconciliation of CCPU to cost of service expense as determined in accordance with GAAP, is calculated as follows (dollar amounts in thousands):

                                                                        Quarter Ended March 31,
                                                                        -----------------------
                                                           2003                                          2002
                                          ---------------------------------------     -------------------------------------------
                                          AirGate         iPCS         Combined          AirGate          iPCS          Combined
                                          -------         ----         --------          -------          ----          --------
Cash Cost per User (CCPU):
Cost of service expense                   $40,737*       $19,318*        $59,910        $46,668*       $29,872*         $76,336
Less: Activation expense                    $(668)         $(372)        $(1,040)         $(565)         $(312)           $(877)
Plus: General and administrative                                          $9,278                                         $6,869
      expense                              $5,728         $3,550                         $3,636         $3,233
     Total cash costs                     $45,797        $22,496         $68,148        $49,739        $32,793          $82,328
Average subscribers                       355,589        233,259         495,544        308,581        172,868          481,449
     CCPU                                     $43            $54             $46            $54            $63              $57

Notes: For 2003, iPCS average subscribers is for the period between January 1, 2003 and February 23, 2003. For 2003, combined subscribers is a weighted average. *Amounts are reflected prior to the elimination of intercompany transactions.


The reconciliation of CPGA to selling and marketing expense as determined in accordance with GAAP, is calculated as follows (dollar amounts in thousands):

                                                                       Quarter Ended March 31,
                                                                       -----------------------
                                                           2003                                          2002
                                          ---------------------------------------     -------------------------------------------
                                          AirGate         iPCS         Combined          AirGate          iPCS          Combined
                                          -------         ----         --------          -------          ----          --------
Cost per Gross Add (CPGA):
Sales and marketing expense                $11,362         $4,312       $15,674         $18,199         $9,393          $27,592
Plus: Activation expense                      $668           $372        $1,040            $565           $312             $877
Plus: Cost of equipment                     $3,687*        $1,849*       $5,304          $6,835         $3,847          $10,682
Less: Equipment revenue                    $(2,923)*        $(814)*     $(3,505)        $(3,640)       $(1,748)         $(5,388)
     Total acquisition costs               $12,794         $5,719       $18,513         $21,959        $11,804          $33,763
Gross Additions                             43,003         14,105        57,108          68,404         32,145          100,549
     CPGA                                     $298           $405          $324            $321           $367             $336

*Amounts are reflected prior to the elimination of intercompany transactions

Subscriber Net Additions

For AirGate and iPCS, subscriber net additions decreased for the quarter ended March 31, 2003, compared to the same quarter in 2002. This decline is due to the decrease in subscriber gross additions, re-institution of and increase in the deposit for sub-prime credit quality customers and actions taken to reduce acquisition costs. For iPCS, subscriber net additions subsequent to February 23, 2003 are no longer consolidated with the results of AirGate. Reported net additions during the three months ended March 31, 2003 were positively impacted by the Company's elimination of its subscriber reserve. The impact of this change for the quarter ended March 31, 2003 is an increase in net additions of 4,187 and 2,252 for AirGate and iPCS, respectively.

Subscriber Gross Additions

For AirGate and iPCS, subscriber gross additions decreased for the quarter ended March 31, 2003 compared to the same quarter in 2002. This decline is due to the re-institution of and increase in the deposit for sub-prime credit quality customers and actions taken to reduce acquisition costs. For iPCS, subscriber gross additions subsequent to February 23, 2003 are no longer consolidated with the results of AirGate.

EBITDA

EBITDA for the quarter ended March 31, 2003 has increased from the same period in 2002. This increase is a result of an overall decrease in spending, particularly in cost of services and selling and marketing. EBITDA for the quarter ended March 31, 2002 included $261.2 million for Goodwill impairment. EBITDA for AirGate was favorably impacted by $3.6 million in credits provided by Sprint as described in Note 3 of the consolidated financial statements. Average Revenue Per User


The decrease in ARPU for the Company for the quarter ended March 31, 2003 compared to the same quarter for 2002 is primarily a result of an overall reduction in revenue from customers using minutes in excess of their subscribed usage plan. The Company is currently evaluating this decrease and determining the extent this trend may or may not continue. This decrease also reflects the cessation of recognizing terminating long-distance access revenue. Until March 31, 2002, the Company recorded terminating long-distance access revenues billed by Sprint PCS to long distance carriers.

Churn

For the Company, churn increased for the quarter ended March 31, 2003 compared to the same quarter in 2002 primarily from the effects of adding a greater number of sub-prime credit quality subscribers during certain periods of 2002.

Cost Per Gross Addition

For AirGate, CPGA decreased for the quarter ended March 31, 2003 compared to the same quarter in 2002. The decrease is due primarily to reduced promotional and advertising spending. For iPCS, CPGA increased for the quarter ended March 31, 2003, compared to the same quarter in 2002. This increase is primarily attributable to fixed costs being spread over a smaller number of subscriber gross additions as well as restructuring costs resulting from cost cutting programs including store closures and reductions in force.

Cash Cost Per User

The decrease in CCPU for the quarter ended March 31, 2003 compared to the same quarter for 2002 reflects lower costs resulting from a lower reciprocal roaming rate charged among Sprint and its PCS network partners, decreased bad debt expenses reflecting an improved customer base, and the affect of the fixed network and administrative support costs being spread over a greater number of average subscribers.

Revenues


                                                                      Quarter Ended March 31,
                                                                      -----------------------
                                                         2003                                               2002
                                     ---------------------------------------------      --------------------------------------------
                                       AirGate             iPCS          Combined          AirGate             iPCS         Combined
                                       -------             ----          --------          -------             ----         --------
Service Revenue                        $ 60,163         $ 21,501        $  81,664          $58,425         $ 28,929         $ 87,354
Roaming Revenue                          13,895*           5,514*          19,264           14,374*           7,781*          21,951
Equipment Revenue                         2,922*             814*           3,505            3,640            1,748            5,388
                                       --------         --------        ---------          -------         ---------        --------
Total                                  $ 76,980*        $ 27,829*       $ 104,433          $76,439*        $ 38,458*        $114,693

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

          Roaming. The Company receives roaming revenue at a per-minute rate from Sprint and other Sprint PCS network partners when Sprint PCS subscribers from outside of the Company's territory use the Company's network, which accounted for $17.1 million or 89% of the roaming revenue recorded for the quarter ended March 31, 2003. The Company pays the same reciprocal roaming rate when subscribers from our territories use the network of Sprint or its other PCS network partners. The Company also receives non-Sprint roaming revenue when subscribers of other wireless service providers who have roaming agreements with Sprint and roam on the Company's network.

          Equipment. We sell wireless personal communications handsets and accessories that are used by our subscribers in connection with our wireless services. Equipment revenue is derived from the sale of handsets and accessories from Company owned stores, net of sales incentives, rebates and an allowance for returns. The Company's handset return policy allows subscribers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to the Company, the Company may be able to reissue the handsets to subscribers at little additional cost. When handsets are returned to Sprint for refurbishing, the Company receives a credit from Sprint, which is approximately equal to the retail price of the refurbished handset.

For AirGate, service revenue for the quarter ended March 31, 2003 increased over the same period in the prior year. The increase in service revenue for AirGate reflects the higher average number of subscribers using its network. This increase is partially offset by an overall reduction in revenue from customers using minutes in excess of their subscribed usage plan. For iPCS, the decrease reflects the fact that subsequent to February 23, 2003 the results of iPCS are no longer consolidated with the results of AirGate, which is partially offset by the higher revenues related to its increased subscriber base.

For both AirGate and iPCS, roaming revenue for the quarter ended March 31, 2003 decreased over the same period in the prior year. The decrease is attributable to the lower reciprocal roaming rate charged among Sprint and its PCS network partners, partially offset by increased volume in inbound roaming traffic. The reciprocal roaming rate among Sprint and its PCS network partners, including the Company, has declined over time, from $0.20 per minute of use (prior to June 1, 2001 for AirGate or January 1, 2002 for iPCS), to $0.10 per minute of use in calendar year 2002. Sprint has reduced the reciprocal roaming rate to $0.058 per minute of use in calendar year 2003. The Company believes that this reduction is in violation of our agreements with Sprint. For iPCS, the decrease reflects the fact that subsequent to February 23, 2003 the results of iPCS are no longer consolidated with the results of AirGate. For the quarter ended March 31, 2003, roaming revenue from Sprint and its PCS network partners was $17.1 million, or 89% of the roaming revenue recorded (see above table). For the quarter ended March 31, 2003, roaming revenue from Sprint and its PCS network partners attributable to AirGate and iPCS was $13.0 million and $4.1 million, respectively.

For both AirGate and iPCS, equipment revenue for the quarter ended March 31, 2003 decreased over the same period in the prior year. This decrease is primarily due to the lower number of gross additions as compared to the prior year for both companies.

Cost of Service and Roaming

                                                                   Quarter Ended March 31,
                                                                   -----------------------
                                                      2003                                              2002
                                   --------------------------------------------     ---------------------------------------------
                                     AirGate             iPCS         Combined          AirGate            iPCS         Combined
                                     -------             ----         --------          -------            ----         --------
Roaming expense                   $ 11,468*            $ 4,243*       $ 15,566         $ 12,996*        $ 7,084*        $ 19,876
Network operating costs             10,270               5,707          15,977           10,639         10,884            21,523
Bad debt expense                       (31)                754             723            6,045          1,925             7,970
Wireless handset upgrades              736                 741           1,477               --             --                --
Total cost of service and
  roaming                         $ 40,737*           $ 19,318*       $ 59,910         $ 46,668*       $ 29,872*        $ 76,336

*Amounts are reflected prior to the elimination of intercompany transactions

Cost of service and roaming principally consists of costs to support the Company's subscriber base including:

*    roaming expense;

* network operating costs (including salaries, cell site lease payments, fees related to the connection of the Company's switches to the cell sites that they support, inter-connect fees and other expenses related to network operations);

* back office services provided by Sprint such as customer care, billing and activation; 41 the 8% of collected service revenue representing the Sprint affiliation fee;

* long distance expense relating to inbound roaming revenue and the Company's own subscriber's long distance usage and roaming expense when subscribers from the Company's territory place calls on Sprint's or its network partners' network;

*    bad debt related to estimated uncollectible accounts receivable; and

* wireless handset subsidies on existing subscriber upgrades through national third-party retailers.

Roaming expense decreased for the quarter ended March 31, 2003 compared to the same period in 2002 as a result of the decrease in the reciprocal roaming rate charged among Sprint and its network partners. 94% and 91% of the cost of roaming was attributable to Sprint and its network partners for the quarter ended March 31, 2003 and 2002, respectively, prior to the elimination of intercompany transactions. As discussed above, the per-minute rate the Company pays Sprint when subscribers from the Company's territory roam onto the Sprint network has decreased over time beginning June 1, 2001 for AirGate and January 1, 2002 for iPCS. For iPCS the decrease also reflects the fact that subsequent to February 23, 2003, the results of iPCS are no longer consolidated with the results of AirGate.

Bad debt expense decreased by $7.2 million ($6.0 million for AirGate and $1.2 million for iPCS) in the quarter ended March 31, 2003 as compared to the same period in 2002. This decrease in bad debt expense for AirGate is primarily attributable to improvements in the credit quality and payment profile of our subscriber base since we re-imposed deposits in early 2002 and increased them in February 2003. This resulted in a significant improvement in accounts receivable write-offs and corresponding bad debt expense for the quarter. For the quarter ended March 31, 2003, the decrease also reflects the fact that subsequent to February 23, 2003 the results of iPCS are no longer consolidated with the results of AirGate.

Cost of Equipment

We are currently required to purchase handsets and accessories to resell to our subscribers for use in connection with our services. To remain competitive in the marketplace, we must subsidize handset sales so that the cost of handsets is higher than the resale price to the subscriber. Cost of equipment was $5.3 million for the quarter ended March 31, 2003, and $10.7 million for the quarter ended March 31, 2002, a decrease of $5.4 million. This decrease in cost of equipment is primarily attributable to the decrease in the number of subscriber gross additions. For the quarter ended March 31, 2003, the decrease also reflects the fact that subsequent to February 23, 2003 the results of iPCS are no longer consolidated with the results of AirGate. For the three months ended March 31, 2003, cost of equipment attributable to AirGate and iPCS was $3.5 million and $1.8 million, respectively.

Selling and Marketing

Selling and marketing expenses include retail store costs such as salaries and rent in addition to promotion, advertising and commission costs, and handset subsidies on units sold by national third-party retailers for which the Company does not record revenue. Under the management agreements with Sprint, when a national retailer sells a handset purchased from Sprint to a subscriber from the Company's territories, the Company is obligated to reimburse Sprint for the handset subsidy and commissions that Sprint originally incurred. The national retailers sell Sprint wireless services under the Sprint brands and trademarks. The Company incurred selling and marketing expenses of $15.7 million during the quarter ended March 31, 2003 as compared to $27.6 million in the quarter ended March 31, 2002, a decrease of $11.9 million. The decrease reflects the effect of reduced gross additions, staff reductions and store closings, reduced advertising and promotion, and the fact that subsequent to February 23, 2003 the results of iPCS are no longer consolidated with the results of AirGate. For the three months ended March 31, 2003, selling and marketing expense attributable to AirGate and iPCS was $11.4 million and $4.3 million, respectively.

General and Administrative

For the quarter ended March 31, 2003, the Company incurred general and administrative expenses of $9.3 million, compared to $6.9 million for the quarter ended March 31, 2002, an increase of $2.4 million. For AirGate this increase from $3.6 million to $5.7 million reflects increased relocation costs and increased spending for outside consultants providing services to AirGate to identify cost saving opportunities. For iPCS, general and administrative costs increased from $3.2 million to $3.6 million, primarily related to losses on sale of assets for store closures during the quarter ended March 31, 2003 and costs related to its bankruptcy filing, partially offset by the fact that subsequent to February 23, 2003 the results of iPCS are no longer consolidated with the results of AirGate and the termination of certain management services from AirGate. Approximately 78 employees were performing corporate support functions at March 31, 2003 compared to 88 employees at March 31, 2002. For the quarter ended March 31, 2003, general and administrative expense attributable to AirGate and iPCS was $5.7 million and $3.6 million, respectively.

Non-Cash Stock Compensation

Non-cash stock compensation expense was $0.2 million for the quarter ended March 31, 2003, and $0.2 million for the quarter ended March 31, 2002. The Company applies the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for its stock option plans. Unearned stock compensation is recorded for the difference between the exercise price and the fair market value of the Company's common stock and restricted stock at the date of grant and is recognized as non-cash stock compensation expense in the period for which the related services are rendered.

Depreciation

We capitalize network development costs incurred to ready our network for use and costs to build-out our retail stores and office space. Depreciation of these costs begins when the equipment is ready for its intended use and is amortized over the estimated useful life of the asset. For the quarter ended March 31, 2003, depreciation decreased to $16.8 million as compared to $17.1 million for the quarter ended March 31, 2002, a decrease of $0.3 million. The decrease in depreciation expense relates primarily to impairment charges taken in fiscal year 2002 with respect to iPCS. For iPCS the decrease also reflects the fact that subsequent to February 23, 2003 the results of iPCS are no longer consolidated with the results of AirGate, partially offset by additional network assets placed in service in 2002. For the quarter ended March 31, 2003, depreciation attributable to AirGate and iPCS was $11.7 million and $5.1 million, respectively.

The Company incurred capital expenditures of $1.1 million in the quarter ended March 31, 2003, which included approximately $0.04 million of capitalized interest, compared to capital expenditures of $41.4 million and capitalized interest of $2.5 million in the quarter ended March 31, 2002. Capital expenditures incurred by AirGate and iPCS were $1.0 million and $0.1 million, respectively, for the quarter ended March 31, 2003.

Amortization of Intangible Assets

Amortization of intangible assets relates to the amounts recorded from the iPCS acquisition for the acquired subscriber base, non-competition agreements, and the right to provide service under iPCS' Sprint agreements. Amortization for the quarter ended March 31, 2003 and 2002 was approximately $2.6 million and $13.6 million, respectively. The Company recorded an impairment charge of $312 million in fiscal year 2002 to write-down intangible assets in accordance with SFAS No. 144 and 142. Subsequent to February 23, 2003 the intangible assets attributed to the AirGate purchase of iPCS are no longer consolidated with the accounts of AirGate and amortization expense of iPCS' intangible assets subsequent to February 23, 2003 is not included in the results of AirGate.

Goodwill Impairment

The wireless telecommunications industry has experienced significant declines in market capitalization. These significant declines in market capitalization were the result of concerns surrounding anticipated weakness in future customer growth, anticipated future lower average revenue per customer and liquidity concerns. As a result of this industry trend, the Company experienced significant declines in its market capitalization. Recent wireless industry acquisitions subsequent to the acquisition of iPCS were valued substantially lower on a price per population and price per customer basis. As a result of these recent transactions and industry trends, the Company believed it was more likely than not that the value of iPCS and the carrying value of the associated goodwill had been reduced. Accordingly, the Company engaged a nationally recognized valuation expert to perform a fair value assessment of the recently acquired iPCS reporting unit of the Company. The valuation expert used a combination of the market value approach and the discounted cash flow approach for determining the fair value of iPCS. The market value approach used a sample of recent wireless service provider transactions on a price per population and price per customer basis. The discounted cash flow method used the projected discounted cash flows and residual value to be generated by the assets of iPCS. From this valuation, it was determined the fair value of iPCS was less than its recorded carrying value at March 31, 2002. The valuation expert performed a purchase price allocation based on this implied fair value at March 31, 2002. Based on the purchase price allocation of the implied fair value at March 31, 2002, the Company recorded a goodwill impairment of $261.2 million.

Interest Expense

For the quarter ended March 31, 2003, interest expense was $15.8 million, compared to $14.6 million for the quarter ended March 31, 2002, an increase of $1.2 million. The increase is primarily attributable to increased debt related to accreted interest on the AirGate notes and the iPCS notes and increased borrowings under the AirGate and iPCS credit facilities. The increase was partially offset by the fact that subsequent to February 23, 2003 iPCS interest expense is no longer consolidated with AirGate, lower commitment fees on undrawn balances of the credit facilities, and a lower interest rate on variable rate borrowings under the credit facilities. AirGate had borrowings of $379.2 million as of March 31, 2003, compared to $328.4 million at March 31, 2002. For the quarter ended March 31, 2003, interest expense attributable to AirGate and iPCS was $10.0 million and $5.8 million, respectively.

Income Tax Benefit

No income tax benefit was realized for the quarter ended March 31, 2003. Income tax benefits of $11.4 million were realized for the quarter ended March 31, 2002. Income tax benefits will be realized in the future only to the extent management believes recoverability of deferred tax assets is more likely than not.

Net Loss

For the quarter ended March 31, 2003, the net loss was $21.0 million as compared to a net loss of $301.9 million for the quarter ended March 31, 2002. For the quarter ended March 31, 2003, net loss attributable to AirGate and iPCS was $9.8 million and $11.2 million, respectively. The quarter ended March 31, 2002 included $261.2 million related to goodwill impairment. The net loss of AirGate included $3.1 million of expenses for purchase accounting basis adjustments related to its investment in iPCS.

For the six months ended March 31, 2003 compared to the six months ended March 31, 2002:

The table below sets forth key operating metrics for the Company for the six months ended March 31, 2003 and 2002.

                                                                 Six Months Ended March 31,
                                                                 --------------------------
                                                   2003                                             2002
                                 ------------------------------------------    ------------------------------------------------
                                    AirGate            iPCS       Combined          AirGate           iPCS          Combined
                                    -------            ----       --------          -------           ----          --------
Subscriber Gross Additions           98,624          59,403        158,027          151,416         49,826           201,242
Subscriber Net Additions             19,425          14,199         33,624           90,876         30,846           121,722
Total Subscribers                   358,564         229,893        588,457          325,899        180,468           506,367
ARPU                                 $57.17          $53.40         $56.10           $61.80         $56.39            $60.47
Churn (with subscriber reserve)        3.53%           4.03%          3.72%            3.18%          2.50%             3.00%
Churn (without subscriber reserve)     3.89%           4.56%          4.15%            4.06%          3.48%             3.90%
CPGA                                   $338            $359           $344             $334           $371              $343
CCPU                                    $48             $58            $52              $58            $68               $61
Capital Expenditures (cash)      $6,654,000      $8,469,000    $15,123,000      $21,039,000    $27,484,000       $48,523,000
EBITDA                          $17,826,000     ($7,255,000)   $10,571,000    ($275,161,000)  ($13,958,000)    ($289,119,000)

The reconciliation of EBITDA to net cash provided by (used in) operating activities, as determined in accordance with GAAP, is as follows (dollar amounts in thousands):

                                                                     Six Months Ended March 31,
                                                                     --------------------------
                                                        2003                                        2002
                                       ---------------------------------------    ------------------------------------------
                                         AirGate          iPCS       Combined          AirGate           iPCS       Combined
  operating activities                    $15,627     $ (9,086)        $6,541       $ (18,121)      $($19,754)    $ (37,875)
    Change in operating assets and
       liabilites                             469          541          1,010          13,839           9,856        23,695
     Interest expense                      20,005       15,094         35,099          16,979           7,952        24,931
     Accretion of interest                (15,618)     (11,589)       (27,207)        (13,788)         (8,688)      (22,476)
     Goodwill impairment                       --           --             --        (261,212)             --      (261,212)
     Interest and other income                (65)          (2)           (67)           (132)            (84)         (216)
     Provision for doubtful accounts       (2,155)      (1,693)        (3,848)        (11,659)         (3,044)      (14,703)
     Other expense                           (437)        (520)          (957)         (1,067)           (196)       (1,263)
EBITDA                                    $17,826      $(7,255)       $10,571      $ (275,161)      $ (13,958)   $ (289,119)


The reconciliation of EBITDA to our reported net loss, as determined in accordance with GAAP, is as follows (dollar amounts in thousands):


                                                                    Six Months Ended March 31,
                                                                    --------------------------
                                                        2003                                          2002
                                        --------------------------------------    ---------------------------------------------
                                         AirGate          iPCS       Combined           AirGate           iPCS         Combined
                                         -------          ----       --------           -------           ----         --------
Net Loss                               $ (31,712)    $ (36,984)      $(68,696)      $ (298,882)     $ (32,672)      $ (331,554)
     Depreciation and amortization        29,558        14,677         44,235           35,636         10,845           46,481
     Interest income                         (25)          (42)           (67)            (133)           (83)            (216)
     Interest expense                     20,005        15,094         35,099           16,979          7,952           24,931
     Income tax benefit                       --            --            --           (28,761)            --          (28,761)
                                        --------       --------      ---------       -----------     ---------     ------------
     EBITDA                             $ 17,826       $(7,255)      $ 10,571       $ (275,161)     $ (13,958)      $ (289,119)
                                        ========      =========      =========      ============    ==========      ===========


The reconciliation of ARPU to service revenue, as determined in accordance with GAAP, is as follows (dollar amounts in thousands):

                                                                       Six Months Ended March 31,
                                                                       --------------------------
                                                           2003                                          2002
                                          ---------------------------------------     -------------------------------------------
                                          AirGate         iPCS         Combined          AirGate          iPCS          Combined
                                          -------         ----         --------          -------          ----          --------
Average Revenue per User (ARPU):
Service revenue                         $120,097        $57,896        $177,993          $105,665        $37,538         $143,203
Average subscribers                      350,102        222,793         528,826           284,965        165,045          394,693
  ARPU                                    $57.17         $53.40          $56.10            $61.80         $56.39           $60.47

Notes: For 2003, iPCS average subscribers represents the period between October 1, 2002 and February 23, 2003. For 2003, average subscribers for combined entity is a weighted average. For 2002, iPCS average subscribers represents the period between December 1, 2002 and March 31, 2002. For 2002, average subscribers for combined entity is a weighted average.


The reconciliation of CCPU to cost of service expense as determined in accordance with GAAP, is calculated as follows (dollar amounts in thousands):

                                                                        Six Months Ended March 31,
                                                                        --------------------------
                                                           2003                                          2002
                                          ---------------------------------------     -------------------------------------------
                                          AirGate         iPCS         Combined          AirGate          iPCS          Combined
                                          -------         ----         --------          -------          ----          --------
Cash Cost per User (CCPU):
Cost of service expense                    $92,168        $56,191        $148,359          $92,906        $41,391         $134,297
Less: Activation expense                     $(414)         $(194)          $(608)           $(923)         $(380)         $(1,303)
Plus: General and administrative
      expense                               $9,806         $6,881         $16,687           $7,612         $4,457          $12,069
     Total cash costs                     $101,560        $62,878        $164,438          $99,595        $45,468         $145,063
Average subscribers                        350,102        222,793         528,826          284,965        165,045          394,693
     CCPU                                      $48            $58             $52              $58            $68              $61

Notes: For 2003, iPCS average subscribers represents the period between October 1, 2002 and February 23, 2003. For 2003, average subscribers for combined entity is a weighted average. For 2002, iPCS average subscribers represents the period between December 1, 2002 and March 31, 2002. For 2002, average subscribers for combined entity is a weighted average. *Amounts are reflected prior to the elimination of intercompany transactions.

The reconciliation of CPGA to selling and marketing expense as determined in accordance with GAAP, is calculated as follows (dollar amounts in thousands):

                                                                        Six Months Ended March 31,
                                                                        --------------------------
                                                           2003                                          2002
                                          ---------------------------------------     -------------------------------------------
                                          AirGate         iPCS         Combined          AirGate          iPCS          Combined
                                          -------         ----         --------          -------          ----          --------
Cost per Gross Add (CPGA):
Sales and marketing expense              $28,159        $16,417         $44,576          $43,288        $14,149          $57,437
Plus: Activation expense                    $414           $194            $608             $923           $380           $1,303
Plus: Cost of equipment                  $10,533*        $7,130*        $17,663          $13,840         $6,424          $20,264
Less: Equipment revenue                  $(5,943)*      $(2,575)*       $(8,518)         $(7,453)       $(2,480)         $(9,933)
     Total acquisition costs             $33,163        $21,166         $54,329          $50,598        $18,473          $69,071
Gross Additions                           98,624         59,403         158,027          151,416         49,826          201,242
     CPGA                                   $336           $356            $344             $334           $371             $343

Subscriber Net Additions

For AirGate and iPCS, subscriber net additions decreased for the six months ended March 31, 2003, compared to the same period in 2002. This decline is due to the decrease in subscriber gross additions, re-institution of and increase in the deposit for sub-prime credit quality customers, actions taken to reduce acquisition costs and the increased number of subscribers who churn. For iPCS, the decrease also reflects the fact that subsequent to February 23, 2003 the results of iPCS are no longer consolidated with the results of AirGate. Reported net additions during the six months ended March 31, 2003 were positively impacted by the Company's elimination of its subscriber reserve. The net impact of this change for the six months ending March 31, 2003 is an increase in net additions of 3,717 and 2,251 for AirGate and iPCS, respectively.

Subscriber Gross Additions

For AirGate, subscriber gross additions decreased for the six months ended March 31, 2003 compared to the same period in 2002. This decline is due to the re-institution of and increase in the deposit for sub-prime credit quality customers and actions taken to reduce acquisition costs. For iPCS, subscriber gross additions increased for the six months ended March 31, 2003 compared to the same period in 2002. The increase reflects the effect of not including October and November 2001 iPCS results (iPCS acquisition date was November 30, 2001), partially offset by the fact that subsequent to February 23, 2003 the results of iPCS are no longer consolidated with the results of AirGate.


EBITDA

EBITDA for the six months ended March 31, 2003 increased from the same period in 2002. This increase is a result of an overall decrease in spending, particularly in cost of services and selling and marketing. EBITDA for AirGate was favorably impacted by $4.9 million in credits provided by Sprint.

Average Revenue Per User

The decrease in ARPU for the Company for the six months ended March 31, 2003 compared to the same period in 2002 is primarily the result of the acquisition of iPCS and an overall reduction in revenue from customers using minutes in excess of their subscriber usage plans. The decrease also reflects the cessation of recognizing terminating long-distance access revenue. Until March 31, 2002, the Company recorded terminating long-distance access revenues billed by Sprint PCS to long distance carriers.

Churn

Churn increased for the six months ended March 31, 2003 compared to the same period in 2002 as a result of an improved customer base resulting from the re-institution of the deposit for sub-prime credit quality customers.

Cost Per Gross Addition

For AirGate, CPGA increased for the six months ended March 31, 2003 compared to the same period in 2002. The increase is due to fewer subscriber gross additions, partially offset by reduced acquisition costs. For iPCS, CPGA decreased for the six months ended March 31, 2003, compared to the same period in 2002 due to leveraging fixed acquisition costs over and a large number of subscriber gross additions.

Cash Cost Per User

The decrease in CCPU for the six months ended March 31, 2003 compared to the same period in 2002 reflects lower costs resulting from a lower reciprocal roaming rate charged among Sprint and its PCS network partners, decreased bad debt expenses reflecting an improved customer base, and the affect of the fixed network and administrative support costs being spread over a greater number of average subscribers.

Revenues

                                                                 Six Months Ended March 31,
                                                                 --------------------------
                                                     2003                                                2002
                                ------------------------------------------------     ---------------------------------------------
                                  AirGate            iPCS            Combined           AirGate           iPCS          Combined
                                  -------            ----            --------           -------           ----          --------
Service Revenue                 $ 120,097          $57,896           $ 177,993        $ 105,665          $37,538       $ 143,203
Roaming Revenue                    32,805*          18,893*             51,256           30,992*          12,466*         43,254
Equipment Revenue                   5,943*           2,575*              8,286            7,453            2,480           9,933
                                ----------         --------          ---------        ----------         --------      ---------
Total                           $ 158,845*         $79,364*          $ 237,535        $ 144,110*         $52,484*      $ 196,390

*Amounts are reflected prior to the elimination of intercompany transactions.


For AirGate and iPCS, service revenue for the six months ended March 31, 2003 increased over the same period in the prior year. The increase in service revenue reflects the substantially higher average number of subscribers using the Company's network. This increase is partially offset by an overall reduction in revenue from customers using minutes in excess of their subscribed usage plans. For iPCS, the increase is also partially offset by the fact that subsequent to February 23, 2003 the results of iPCS are no longer consolidated with the results of AirGate.

Roaming revenue for the six months ended March 31, 2003 increased over the same period in the prior year. The increase is attributable to higher volume partially offset by the lower reciprocal roaming rate charged among Sprint and its PCS network partners. For the six months ended March 31, 2003, roaming revenue from Sprint and its PCS network partners was $46 million, or 89% of the roaming revenue recorded. For the six months ended March 31, 2003, roaming revenue from Sprint and its PCS network partners attributable to AirGate and iPCS was $31.0 million and $15.0 million or 94% and 79%, respectively.

For AirGate, equipment revenue for the six months ended March 31, 2003 decreased over the same period in the prior year. This decrease is primarily due to the lower number of gross additions as compared to the prior year. For iPCS, equipment revenue for the six months ended March 31, 2003 increased over the same period in the prior year. This increase is primarily due to the higher number of gross additions as compared to the prior year.

Cost of Service and Roaming


                                                                         Six Months Ended March 31,
                                                                         --------------------------
                                                             2003                                          2002
                                           -----------------------------------------     -----------------------------------------
                                            AirGate           iPCS        Combined        AirGate          iPCS        Combined
                                            -------           ----        --------        -------          ----        --------
Roaming expense                            $27,136*        $13,673*        $40,366       $27,410*       $10,982*        $38,188
Network operating costs                     21,821          16,170          37,991        21,644         14,059          35,703
Bad debt expense                             2,154           1,694           3,848        11,658          3,191          14,849
Wireless handset upgrades                    2,319           1,788           4,107            --             --              --
Total cost of service and roaming          $92,168*       $ 56,191*      $ 147,917       $92,906*       $41,391*      $ 134,093


*Amounts are reflected prior to the elimination of intercompany transactions.

AirGate roaming expense was relatively flat for the six months ended March 31, 2003 compared to the same period in 2002 primarily as a result of increased roaming usage by our subscribers, which was largely offset by the decrease in the reciprocal roaming rate charged among Sprint and its network partners. For iPCS, roaming expense increased by $2.7 million for the six month period ending March 31, 2003 compared to the same period in 2002. This increase is primarily a result of not including October and November 2001 results in the prior period, partially offset by the decrease in the reciprocal roaming rate and the fact that subsequent to February 23, 2003 the results of iPCS are no longer consolidated with the results of AirGate. 93% and 91% of the cost of roaming was attributable to Sprint and its network partners for the six months ended March 31, 2003 and 2002, respectively, prior to the elimination of intercompany transactions.

Bad debt expense decreased by $11.1 million ($9.5 million for AirGate and $1.6 million for iPCS) in the six months ended March 31, 2003 as compared to the same period in 2002. This decrease in bad debt expense is attributable primarily to improvements in the credit quality and payment profile of our subscriber base since we re-imposed deposits in early 2002 and increased them in February 2003. This resulted in a significant improvement in accounts receivable write-offs and corresponding bad debt expense for the six months ended March 31, 2003. For iPCS, the decrease also reflects the fact that subsequent to February 23, 2003 the results of iPCS are no longer consolidated with the results of AirGate.

Cost of Equipment

Cost of equipment was $17.4 million for the six months ended March 31, 2003, compared to $20.3 million for the six months ended March 31, 2002, a decrease of $2.9 million. This decrease in cost of equipment is attributable primarily to the decrease in the number of subscriber gross additions. For the six months ended March 31, 2003, for iPCS the decrease reflects the fact that subsequent to February 23, 2003 the results of iPCS are no longer consolidated with the results of AirGate. For the six months ended March 31, 2003, cost of equipment attributable to AirGate and iPCS was $10.3 million and $7.1 million, respectively.

Selling and Marketing

The Company incurred selling and marketing expenses of $44.6 million during the six months ended March 31, 2003, compared to $57.4 million in the six months ended March 31, 2002, a decrease of $12.8 million. The decrease reflects the effect of reduced gross additions, staff reductions and store closings, reduced advertising and promotions during the six months ended March 31, 2003, and for iPCS, the decrease also reflects the fact that subsequent to February 23, 2003 the results of iPCS are no longer consolidated with the results of AirGate. For the six months ended March 31, 2003, selling and marketing expense attributable to AirGate and iPCS was $28.2 million and $16.4 million, respectively.

General and Administrative

For the six months ended March 31, 2003, the Company incurred general and administrative expenses of $16.7 million, compared to $12.1 million for the same period ended March 31, 2002, an increase of $4.6 million. For AirGate the increase from $7.6 million for the six months ended March 31, 2002 to $9.8 million in the same period on 2003 reflects increased spending for relocation costs and spending for outside consultants providing services to AirGate as it relates to identifying cost saving opportunities. For iPCS, general and administrative increased from $4.5 million for the six months ended March 31, 2002 to $6.9 million for the same period in 2003. This increase reflects costs incurred related to the bankruptcy filing and the effect of not including October and November 2001 offset by the fact that subsequent to February 23, 2003 the results of iPCS are no longer consolidated with the results of AirGate and termination of certain management services from AirGate. For the six months ended March 31, 2003, general and administrative expense attributable to AirGate and iPCS was $9.8 million and $6.9 million, respectively.

Non-Cash Stock Compensation

Non-cash stock compensation expense was $0.4 million for the six months ended March 31, 2003, and $0.4 million for the same period ended March 31, 2002.

Depreciation

For the six months ended March 31, 2003, depreciation increased to $37.4 million, compared to $28.4 million for the six months ended March 31, 2002, an increase of $9.0 million. The increase in depreciation expense relates primarily to additional network assets placed in service in fiscal year 2002, partially offset by decreased property values as a result of the impairment charge in fiscal year 2002. For the six months ended March 31, 2003, depreciation attributable to AirGate and iPCS was $23.2 million and $14.2 million, respectively.

The Company incurred capital expenditures of $15.1 million in the six months ended March 31, 2003, which included approximately $0.4 million of capitalized interest, compared to capital expenditures of $48.5 million and capitalized interest of $3.8 million in the six months ended March 31, 2002. Capital expenditures incurred by AirGate and iPCS were $6.6 million and $8.5 million, respectively, for the six months ended March 31, 2003.

Amortization of Intangible Assets

Amortization of intangible assets for the six months ended March 31, 2003 and 2002 was approximately $6.9 million and $18.1 million, respectively. The Company recorded an impairment charge of $312 million in fiscal year 2002 to write-down intangible assets in accordance with SFAS No. 144 and 142. Subsequent to February 23, 2003 the intangible assets attributed to iPCS are no longer consolidated with the accounts of AirGate and as a result amortization expense of intangible assets subsequent to February 23, 2003 is not included in the results of AirGate.

Goodwill Impairment

As previously discussed, the Company recorded a goodwill impairment of $261.2 million at March 31, 2002.

Interest Expense

For the six months ended March 31, 2003, interest expense was $35.1 million, compared to $24.9 million for the six months ended March 31, 2002, an increase of $10.2 million. The increase is primarily attributable to increased debt related to accreted interest on the AirGate notes and the iPCS notes and increased borrowings under the AirGate and iPCS credit facilities. This increase is partially offset by the fact that iPCS interest expense is no longer consolidated with AirGate subsequent to February 23, 2003, lower commitment fees on undrawn balances of the credit facilities, and a lower interest rate on variable rate borrowings under the credit facilities. For the six months ended March 31, 2003, interest expense attributable to AirGate and iPCS was $20.0 million and $15.1 million, respectively.

Income Tax Benefit

No income tax benefit was realized for the six months ended March 31, 2003. Income tax benefits of $28.8 million were realized for the six months ended March 31, 2002.

Net Loss

For the six months ended March 31, 2003, the net loss was $68.7 million, compared to a net loss of $331.6 million for the same period in 2002. For the six months ended March 31, 2003, net loss attributable to AirGate and iPCS was $31.7 million and $37.0 million, respectively. The six months ended March 31, 2002 included $261.2 million related to goodwill impairment. The net loss of AirGate included $5.6 million of expenses for purchase accounting basis adjustments related to the investment in iPCS.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company had $20.9 million in cash and cash equivalents, compared to $32.5 million in cash and cash equivalents at September 30, 2002. The Company's working capital balance was $4.1 million at March 31, 2003, compared to a working capital deficit of $364.4 million at September 30, 2002. The majority of this improvement in the Company's working capital position was due to the deconsolidation of iPCS' working capital components subsequent to February 23, 2003.

Net Cash Provided By (Used In) Operating Activities

The $6.5 million of cash provided by operating activities in the six months ended March 31, 2003 was the result of the Company's $68.7 million net loss offset by non-cash items including depreciation, amortization of note discounts, financing costs, amortization of intangibles, provision for doubtful accounts, and non-cash stock compensation totaling $76.2 million. These non-cash items were partially offset by net cash working capital changes of $1.0 million. The net working capital changes were driven primarily by an increase in prepaid expenses along with decreases in payables due to Sprint, trade accounts payable and accrued expenses. The $37.9 million of cash used in operating activities in the six months ended March 31, 2002 was the result of the Company's $331.6 million net loss offset by $317.5 million of goodwill impairment, depreciation, amortization of note discounts, financing costs, amortization of intangibles, deferred tax benefit, provision for doubtful accounts and non-cash stock option compensation, that was partially offset by negative net cash working capital changes of $23.8 million.

Net Cash Used in Investing Activities

The $25.2 million of cash used in investing activities during the six months ended March 31, 2003 represents $15.1 million for purchases of property and equipment. Purchases of property and equipment during the six months ended March 31, 2003 related to investments for the expansion of switch capacity and expansion of service coverage. In addition, $10 million of cash was deconsolidated subsequent to February 23, 2003 relating to the iPCS bankruptcy. For the six months ended March 31, 2002, cash outlays of $30.1 million represented cash payments of $48.5 million made for purchases of equipment and $6.0 million of cash acquisition costs related to the merger with iPCS, offset by $24.4 million of cash acquired from iPCS. For the six months ended March 31, 2003, cash used in investing activities attributable to AirGate and iPCS was $6.7 million and $18.5 million, respectively.

Net Cash Provided by Financing Activities

The $7.0 million in cash provided by financing activities during the six months ended March 31, 2003, consisted of $8.0 million in borrowings under the AirGate credit facility offset by $1.0 million for principal payments associated with the AirGate credit facility. The $79.4 million of cash provided by financing activities in the six months ended March 31, 2002 consisted of $48.2 million borrowed under the AirGate credit facility and $30.0 million under the iPCS senior credit facility, and $0.7 million of proceeds received from exercise of options and warrants and $0.6 million received from stock issued to the employee stock purchase plan. For the six months ended March 31, 2003, the $7.0 million in cash provided by financing activities was attributable solely to AirGate.

Liquidity

Due to the factors described in the Company's Annual Report on Form 10-K/A for the year ended September 30, 2002, management has made changes to the assumptions underlying the long-range business plans for AirGate and iPCS. These changes included fewer new subscribers, lower ARPU, higher subscriber churn, increased service and pass through costs from Sprint in the near-term and lower roaming margins from Sprint.

On February 23, 2003 iPCS, Inc. and its subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc., filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Georgia for the purpose of effecting a court-administered reorganization. Immediately prior to iPCS' bankruptcy filing, the lenders under the iPCS credit facility accelerated iPCS' payment obligations as a result of existing defaults under that facility.

While AirGate has also experienced a deterioration in its liquidity, it appears that it is in a better position to address the deterioration in anticipated operating results. It has a larger subscriber base than iPCS and, as a stand-alone operation, AirGate's business is more mature. Although no assurances can be made, based upon its current business plan, which continues to be revised and evaluated in light of evolving circumstances, we expect that AirGate will have sufficient funds from operations and amounts available under its credit facility to satisfy its working capital requirements, capital expenditures and other liquidity requirements through at least March 31, 2004.

AirGate Capital Resources

At March 31, 2003, AirGate had $20.9 million of cash and cash equivalents. As of March 31, 2003, $9.0 million remained available for borrowing under the AirGate credit facility. The Company's obligations under the AirGate credit facility are secured by all of AirGate's assets, but not the assets of iPCS and its subsidiaries.

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

Our business plan and estimated future operating results are based on estimates of key operating metrics, including subscriber growth, subscriber churn, capital expenditures, ARPU, losses on sales of handsets and other subscriber acquisitions costs, and other operating costs. The unsettled nature of the wireless market, the current economic slowdown, increased competition in the wireless telecommunications industry, the problems in our relationship with Sprint, new service offerings of increasingly large bundles of minutes of use at lower prices by some major carriers, and other issues facing the wireless telecommunications industry in general have created a level of uncertainty that may adversely affect our ability to predict key operating metrics.

Certain other factors that may affect our operating results, liquidity and capital resources include the following:

AirGate has limited funding options and the ability to draw remaining funds under the AirGate credit facility may be terminated.

AirGate had only $9.0 million remaining available under the AirGate credit facility as of March 31, 2003. AirGate currently has no additional sources of working capital other than cash on hand and operating cash flow. If our actual revenues are less than we expect or operating or capital costs are more than we expect, our financial condition and liquidity may be materially adversely affected. In such event, there is substantial risk that the Company could not access the capital or credit markets for additional capital.

AirGate's ability to borrow funds under the AirGate credit facility may be terminated and its payment obligations may be accelerated if it is unable to maintain or comply with the financial and operating covenants contained in the AirGate credit facility. The AirGate credit facility contains covenants specifying  the  maintenance  of  certain  financial  ratios,  reaching  defined subscriber growth and network covered population goals, minimum service revenues, maximum capital expenditures, and the maintenance of a ratio of total and senior debt to annualized EBITDA, as defined in the credit facility ("Credit Facility EBITDA"). The covenant related to debt to annualized Credit Facility EBITDA requires that for the six months ending March 31, 2004, AirGate must have Credit Facility EBITDA of at least $20.6 million (based upon borrowings outstanding as of March 31, 2003) and $22.0 million (assuming remaining available funds are drawn by September 30, 2003). The definition of Credit Facility EBITDA is not the same as EBITDA used by the Company in this report.

If the Company is unable to operate the AirGate business within the covenants specified in the AirGate credit facility, AirGate's ability to make borrowings required to operate the AirGate business could be restricted or terminated and its payment obligations may be accelerated. Such a restriction, termination or acceleration would have a material adverse affect on AirGate's liquidity and capital resources. There can be no assurance that AirGate could obtain amendments to such covenants if necessary. The Company believes that it is currently in compliance in all-material respects with all financial and operational covenants relating to the AirGate credit facility.

Risks Related to Sprint.

Sprint has sought to collect charges that were unanticipated. Further, Sprint continues to seek to increase service fees charged to its network partners and has imposed other requirements that adversely effect our financial performance. Increased fees and charges from Sprint and unanticipated fees and charges can adversely affect our operating results, liquidity and capital resources. We have disputed all of the approximately $4.7 million of amounts Sprint has asserted we owe. Additionally, although we have adequately reserved for disputed amounts with Sprint, if we lose all of these disputes, payment of such amounts can adversely affect our operating results, liquidity and capital resources.

Variable interest rates may increase substantially.

At March 31, 2003, the Company had borrowed $143.5 million under the AirGate credit facility. The rate of interest on the credit facility is based on a margin above either the alternate bank rate (the prime lending rate in the United States) or the London Interbank Offer Rate (LIBOR). For the quarter ended March 31, 2003, the weighted average interest rate under variable rate borrowings was 5.37% under the AirGate credit facility. If interest rates increase, the Company may not have the ability to service the interest requirements on the AirGate credit facility. Further, if AirGate were to default in its payments under its credit facility, its rate of interest would increase by 2.5% over the alternate bank rate.

AirGate operates with little working capital because of amounts owed to Sprint.

Each month AirGate pays Sprint expenses described in greater detail under "Related Party Transactions and Transactions between AirGate and iPCS." A reduction in the amounts the Company owes Sprint may result in a greater use of cash for working capital purposes than the business plans currently project. A reduction in such amounts may reduce cash available to the Company and decrease the amount of cash available for working capital purposes than the business plans currently project. Sprint has notified us that it intends to set-off all undisputed amounts when due beginning May 14, 2003, which reflects a change from the current policy not to set-off unpaid, undisputed amounts for at least 30 days after the invoice date.

Effect of iPCS Bankruptcy.

As an unrestricted subsidiary, iPCS is a separate corporate entity from AirGate with its own independent financing sources, debt obligations and sources of revenue. Furthermore, iPCS lenders, noteholders and creditors do not have a lien or encumbrance on assets of AirGate, and AirGate cannot provide capital or other financial support to iPCS. The Company believes AirGate operations will continue independent of the outcome of the iPCS bankruptcy. However, it is likely that AirGate's ownership interest in iPCS will have no value after the restructuring is complete. On April 22, 2003, the trustee for the AirGate notes gave notice to the AirGate noteholders of the iPCS bankruptcy filing and that in the opinion of the Company and its outside counsel, such filing is not a default under the AirGate notes. If the Company were determined by a court of competent jurisdiction to be in default under the AirGate notes and the notes were accelerated, the Company would have insufficient funds to pay the AirGate notes.

Other factors.

Other factors which could adversely affect AirGate's liquidity and capital resources are described in this report as Item 5, Risk Factors, including the following:

*    our revenues may be less than we anticipate;

*    our costs may be higher than we anticipate;

*    ARPU may continue to decline;

*    we may continue to experience a high rate of subscriber turnover;

* our efforts to reduce costs may not succeed or may have adverse affects on our business; and

* our provision for doubtful accounts may not be sufficient to cover uncollectible accounts.

Contractual Obligations

The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to the AirGate credit facility, the AirGate notes, capital leases and non-cancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Future expected minimum contractual cash obligations for the next five years and in the aggregate at March 31, 2003 are as follows (dollar amounts in thousands):


                                                                      Payments Due By Period
                                                                     Year Ending September 30,


        Contractual Obligation               Total       2003         2004       2005       2006       2007     Thereafter
        ----------------------               -----       ----         ----       ----       ----       ----     ----------
AirGate credit facility (1)                $ 143,488    $ 1,012      $16,763    $22,350    $28,420   $ 37,515       $37,428
AirGate notes                                300,000         --           --         --         --         --       300,000
AirGate operating leases (2)                  75,284     19,096       18,313     13,711      8,768      5,766         9,630
                                           ---------    -------     --------    -------    -------    -------      --------
      Total                                $ 518,772    $20,108     $ 35,076    $36,061    $37,188    $43,281      $347,058
                                           ---------    -------     --------    -------    -------    -------      --------

(1) Total repayments are based upon borrowings outstanding as of March 31, 2003, not projected borrowings under the AirGate credit facility.

(2)  Does not include payments due under renewals to the original lease term.



The AirGate credit facility is comprised of two senior secured loan commitments ("tranches") totaling $153.5 million. Tranche 1 provides for a $13.5 million senior secured term loan commitment (of which $12.5 million is outstanding as of March 31, 2003), which matures on June 6, 2007. Tranche II provides for a $140.0 million senior secured term loan commitment (of which $131.0 million is outstanding as of March 31, 2003), which matures on September 30, 2008. The AirGate credit facility requires quarterly payments of principal beginning December 31, 2002, for tranche I, and March 31, 2004, for tranche II, initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. As of March 31, 2003, AirGate has had cumulative borrowings under the credit facility totaling $144.5 million and has made cumulative quarterly principal repayments in the amount of $1.0 million. The commitment fee on unused borrowings is 1.50%, payable quarterly. The AirGate notes will require cash payments of interest beginning on April 1, 2005.

There are provisions in the agreements governing the AirGate credit facility and the AirGate notes providing for an acceleration of repayment upon an event of default, as defined in the respective agreements. AirGate is currently in material compliance with its obligations under these agreements.

As of April 30, 2003, two major credit rating agencies rate AirGate's unsecured debt. The ratings were as follows:

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

RELATED PARTY TRANSACTIONS AND TRANSACTIONS BETWEEN AIRGATE AND IPCS

Transactions with Sprint

Under the Sprint Agreements, Sprint is obligated to provide the Company significant support services such as billing, collections, long distance, customer care, network operations support, inventory logistics support, use of Sprint brand names, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue and expenses when Sprint's and Sprint's network partners' wireless subscribers incur minutes of use in the Company's territories and when the Company's subscribers incur minutes of use in Sprint and other Sprint network partners' PCS territories. These transactions are recorded in roaming revenue, cost of service and roaming, cost of equipment and selling and marketing expense captions in the accompanying consolidated statements of operations. Cost of service and roaming transactions include the 8% affiliation fee, long distance charges, roaming expense and the costs of services such as billing, collections, customer service and pass-through expenses. Cost of equipment transactions relate to inventory purchased by the Company from Sprint under the Sprint agreements. Selling and marketing transactions relate to subsidized costs on handsets and commissions paid by the Company under Sprint's national distribution programs. Amounts recorded relating to the Sprint agreements for the three and six months ended March 31, 2003 and 2002 are as follows (dollar amounts in thousands):


                                                                            For the Three Months             For the Six Months
                                                                              Ended March 31,                 Ended March 31,
                                                                            ---------------------           ---------------------
                                                                              2003          2002             2003          2002
Amounts included in the Consolidated Statement of Operations:
     AirGate roaming revenue............................................     $ 12,972      $ 13,838         $ 30,801      $ 30,047
     AirGate cost of service and roaming:
          Roaming.......................................................     $ 10,777      $ 11,730         $ 25,462      $ 24,888
          Customer service..............................................        9,927         8,947           21,727        16,761
          Affiliation fee...............................................        4,708         3,886            9,545         7,274
          Long distance.................................................        3,259         3,750            6,044         7,059
          Other.........................................................          514           720              990         1,217
                                                                            ---------     ---------        ---------     ---------

     AirGate cost of service and roaming:...............................     $ 29,185      $ 29,033         $ 63,768      $ 57,199
     AirGate purchased inventory........................................     $  2,695      $  3,924         $  8,221      $  9,441
     AirGate selling and marketing......................................     $  2,412      $  5,964         $  6,111      $ 14,301
     iPCS roaming revenue...............................................     $  4,061      $  7,327         $ 14,724      $ 11,867
     iPCS cost of service and roaming
          Roaming.......................................................     $  3,796      $  6,308         $ 12,158       $ 9,955
          Customer service..............................................        3,853         4,507           11,760         6,042
          Affiliation fee...............................................        1,805         2,223            4,911         2,941
          Long distance.................................................        1,153         2,693            3,281         3,554
          Other.........................................................          168           215              461           260
                                                                            ---------     ---------        ---------     ---------

     iPCS cost of service and roaming...................................     $ 10,775      $ 15,946         $ 32,571      $ 22,752
     iPCS purchased inventory...........................................     $    108      $  1,813         $  6,124      $  4,111
     iPCS selling and marketing.........................................     $  1,240      $  3,289         $  3,138      $  4,645
Amounts included in the Consolidated Balance Sheets:



                                                     As of
                                             March 31, September 30,
                                            2003                2002
                                            ----                ----
Receivable from Sprint                 $  11,615           $  44,953
Payable to Sprint                        (40,570)            (88,360)

Because approximately 97% of our revenues are collected by Sprint and 65% of costs of service and roaming in our financial statements are derived from fees and charges, including pass-through charges, from Sprint, we have a variety of settlement issues and other contract disputes open and outstanding from time to time. The amounts Sprint has asserted we owe is approximately $4.7 million. These include, but are not limited to the following items all of which for accounting purposes have been reserved or otherwise provided for:

* In fiscal year 2003, Sprint PCS asserted it has the right to recoup up to $3.9 million in long-distance access revenues previously paid by Sprint PCS to AirGate, for which Sprint PCS has invoiced $1.2 million. We have disputed these amounts.

* Sprint invoiced AirGate approximately $0.8 million with respect to calendar year 2002 to reimburse Sprint for certain 3G related development expenses. We are disputing Sprint's right to charge 3G fees in 2002 and beyond, and we estimate such fees will be $2.5 million in calendar year 2003.

* We continue to discuss with Sprint whether AirGate owes software maintenance fees to Sprint of approximately $1.7 million for 2002, and $1.8 million for calendar year 2003. Our position is that Sprint is not authorized to charge these fees to AirGate under the terms of our agreements.

* Sprint billed AirGate $0.6 million for information technology (IT) expenses including the reimbursement of amortization of IT projects completed by Sprint. The Company has disputed Sprint's right to collect these fees.

The approximately $4.7 million Sprint has asserted we owe does not include ongoing 3G service fees for future periods or $2.7 million in long distance access revenues Sprint has not invoiced.

In addition to these disputes, we have other outstanding issues with Sprint which could result in set-offs to the items described above or in payments due from Sprint. For example, we believe Sprint has failed to calculate, pay and report on collected revenues in accordance with our agreements with Sprint, which, together with other cash remittance issues, resulted in a shortfall in cash payments to AirGate of at least $10 million. As a result of these issues and in connection with our review of accounts receivable at September 30, 2002, we reclassified approximately $10.0 million of AirGate subscriber accounts receivable for the fiscal year ended September 30, 2002 to a receivable from Sprint. During this fiscal year, Sprint has acknowledged and paid only $8.7 million of this receivable for amounts that were previously not properly remitted to AirGate. The $8.7 million paid by Sprint included $4.1 million of previously unapplied customer deposits, $4.0 million of revenue for AirGate subscribers whose bills are paid through national accounts, and $0.6 million of subscriber payments resulting from a change in the method of calculating collected revenues. We are reviewing additional information received from Sprint and have retained a consultant to verify the accuracy of this information to determine whether additional amounts are due to AirGate. We continue to discuss with Sprint the proper method for calculating, paying and reporting on collected revenues and other matters.

On January 23, 2003, Sprint notified us that service fees, excluding historical 3G expenses, were increased from $7.27 per subscriber per month to $7.77 per subscriber per month.

Monthly Sprint service charges are set by Sprint at the beginning of each calendar year. Sprint takes the position that at the end of each year, it can determine its actual costs to provide these services to its network partners and require a final settlement against the charges actually paid. If the cost to provide these services are less than the amounts paid by Sprint's network partners, Sprint will issue a credit for these amounts. If the costs to provide the services are more that the amounts paid by Sprint's network partners, Sprint will debit the network partners for these amounts. Sprint credited to the Company in a net amount of $2.0 million ($1.3 million for AirGate and $0.7 million for iPCS). These credits were recorded as a reduction of cost of service in the quarter ended December 31, 2002.

The Sprint Agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. AirGate was in compliance in all material respects with these requirements at March 31, 2003.

Transactions between AirGate and iPCS

The Company formed AirGate Service Company, Inc. ("ServiceCo") to provide management services to both AirGate and iPCS. ServiceCo is a wholly-owned restricted subsidiary of AirGate. Personnel who provide general management services to AirGate and iPCS have been leased to ServiceCo, which includes 148 employees at March 31, 2003. Generally, the management personnel include AirGate staff in the Company's principal corporate offices in Atlanta and the iPCS accounting staff in Geneseo, Illinois. ServiceCo expenses are allocated between AirGate and iPCS based on the percentage of subscribers they contribute to the total number of Company subscribers (the "ServiceCo Allocation"), which is currently 60% AirGate and 40% iPCS. Expenses that are related to one company are allocated to that company. Expenses that are related to ServiceCo or both companies are allocated in accordance with the ServiceCo Allocation. For the quarter and six months ended March 31, 2003, iPCS recorded a net total of $0.8 million and $1.8 million, respectively.

On January 27, 2003, iPCS retained Timothy M. Yager, former CEO of iPCS prior to the merger of AirGate and a former director of AirGate following the merger, as chief restructuring officer to oversee the restructuring of iPCS and manage the day-to-day operations of iPCS. To facilitate the orderly transition of management services to Mr. Yager, AirGate and iPCS have executed an amendment to the Services Agreement that would allow individual services to be terminated by either party upon 30 days prior notice, subject to certain exceptions for services for which longer notice is required.

The amendment also terminated certain services provided by AirGate, and effective May 1, 2003, iPCS terminated certain other services. As a result of the termination of services by iPCS, AirGate received $0.3 million less payments from iPCS for the quarter ended March 31, 2003. We anticipate that prior to September 1, 2003, substantially all management services provided by ServiceCo to iPCS will be terminated.

AirGate has completed transactions at arms-length in the normal course of business with its unrestricted subsidiary iPCS. These transactions are comprised of roaming revenue and expenses, inventory sales and purchases and sales of network operating equipment.

Item 3.    Quantitative And Qualitative Disclosure About Market Risk

In the normal course of business, the Company's operations are exposed to interest rate risk on its credit facilities and any future financing requirements. AirGate's fixed rate debt consists primarily of the accreted carrying value of the 1999 AirGate notes ($236 million at March 31, 2003). AirGate's variable rate debt consists of borrowings made under the AirGate credit facility ($143.5 million at March 31, 2003). For the three months ended March 31, 2003, the weighted average interest rate under the AirGate credit facility was 5.37%. Our primary interest rate risk exposures relate to (i) the interest rate on long-term borrowings; (ii) our ability to refinance the AirGate notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

The following table presents the estimated future balances of outstanding long-term debt projected at the end of each period and future required annual principal payments for each period then ended associated with the AirGate notes and credit facility based on projected levels of long-term indebtedness:


                                                                          Years Ending September 30,
                                                 ------------------------------------------------------------------------------
                                                    2003         2004         2005         2006         2007       Thereafter
                                                    ----         ----         ----         ----         ----       ----------
                                                                           (Dollars in thousands)
AirGate notes  (1)                                 $260,630     $297,191     $297,289     $297,587     $298,115           --
Fixed interest rate                                    13.5%        13.5%        13.5%        13.5%        13.5%         13.5%
Principal payments                                      --           --           --           --           --       $300,000

AirGate credit facility                            $151,475     $133,700     $110,000      $79,893      $40,000          --
Variable interest rate (2)                             5.06%        5.06%        5.06%        5.06%        5.06%         5.06%
Principal payments                                  $ 2,025      $17,775      $23,700     $ 30,107      $39,893       $40,000

(1) The information in this table was also provided in our Annual Report on Form 10-K (Item 7a) for the fiscal year ended September 30, 2002 and in our Quarterly Report on Form 10-Q (Item 3) for the quarter ended December 31, 2002. The table included in these reports displayed estimated future balances under the incorrect year, which had the effect of understating the accreted value of the notes in 2004 and thereafter.

(2) The interest rate on the AirGate credit facility equals the London Interbank Offered Rate ("LIBOR") +3.75%. LIBOR is assumed to equal 1.31% for all periods presented, which is the LIBOR rate as of April 28, 2003. A 1% increase (decrease) in the variable interest rate would result in a $1.4 million increase (decrease) in the related interest expense on an annual basis (based upon borrowings outstanding as of March 31, 2003).


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

Under our agreements with Sprint, Sprint provides us with billing, collections, customer care and other back office services. As a result, Sprint remits approximately 97% of our revenues to us. In addition, approximately 65% of cost of service and roaming in our consolidated financial statements relate to charges from Sprint for its affiliation fee, charges for services provided under our agreements with Sprint such as billing, collections and customer care, roaming expense, long-distance, and pass-through and other fees and expenses. The Company, as a result, necessarily relies on Sprint to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivable which underlie a substantial portion of our periodic financial statements and other financial disclosures.

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

Information provided by Sprint includes reports regarding our subscriber accounts receivable. During the last quarter of fiscal 2002, Company personnel began inquiring about differences between various accounts receivable reports provided by Sprint. We continued to make inquiries and have discussions with Sprint regarding these differences until, in early December 2002, Sprint informed us that certain accounts receivable reports provided to the Company could not be relied upon for financial reporting purposes. Sprint and the Company worked cooperatively to confirm the correct accounts receivable balances and to reconcile inconsistencies with reports previously relied on by the Company.

As a result, we believe Sprint has failed to calculate, pay and provide reports on collected revenues in accordance with our agreements with Sprint, which together with other cash remittance issues, resulted in a shortfall in cash payments to AirGate. In connection with our review of accounts receivable and other issues at September 30, 2002, we reclassified approximately $10.0 million of AirGate subscriber accounts receivable for the fiscal year ended September 30, 2002 to a receivable from Sprint. At September 30, 2002, we estimated that Sprint owed AirGate at least $10 million. During fiscal year 2003, Sprint has acknowledged and paid only $8.7 million for amounts that were previously not properly remitted to AirGate. The $8.7 million paid by Sprint included $4.1 million of previously unapplied customer deposits, $4.0 million of revenue from AirGate subscribers whose bills are paid through national accounts, and $0.6 million of subscriber payments resulting from a change in the method of calculating collected revenues. We are reviewing additional information received from Sprint and have retained a consultant to verify the accuracy of this information to determine whether additional amounts are due to AirGate, and continue to discuss with Sprint the proper method for calculating, paying and reporting on collected revenues.

We continue to test and verify certain information received from Sprint, including customer accounts receivable, switch to billed minutes, reconciliation of cash receipts to revenues and pass-through fees.

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

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

In May, 2002, putative class action complaints were filed in the United States District Court for the Northern District of Georgia against AirGate PCS, Inc., Thomas M. Dougherty, Barbara L. Blackford, Alan B. Catherall, Credit Suisse First Boston, Lehman Brothers, UBS Warburg LLC, William Blair & Company, Thomas Wiesel Partners LLC and TD Securities. The complaints do not specify an amount or range of damages that the plaintiffs are seeking. The complaints seek class certification and allege that the prospectus used in connection with the secondary offering of Company stock by certain former iPCS shareholders on December 18, 2001 contained materially false and misleading statements and omitted material information necessary to make the statements in the prospectus not false and misleading. The alleged omissions included (i) failure to disclose that in order to complete an effective integration of iPCS, drastic changes would have to be made to the Company's distribution channels, (ii) failure to disclose that the sales force in the acquired iPCS markets would require extensive restructuring and (iii) failure to disclose that the "churn" or "turnover" rate for subscribers would increase as a result of an increase in the amount of sub-prime credit quality subscribers the Company added from its merger with iPCS. On July 15, 2002, certain plaintiffs and their counsel filed a motion seeking appointment as lead plaintiffs and lead counsel. Subsequently, the Court denied that motion without prejudice and two of the plaintiffs have filed a renewed motion. The Defendants responded to the renewed motion, but the Court has not yet entered a ruling. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend against these claims. However, no assurance can be given as to the outcome of the litigation.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

On February 23, 2003, iPCS and its subsidiaries filed a petition under Chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court for the Northern District of Georgia. Immediately prior to iPCS' bankruptcy filing, the lenders under the iPCS credit facility accelerated iPCS' payment obligations as a result of existing defaults under that facility. This filing for Chapter 11 represented an event of default under iPCS' credit facility and the iPCS notes. Under bankruptcy law, iPCS is not permitted to make scheduled principal and interest payments unless specifically ordered by the Court. Additional information regarding iPCS' Chapter 11 filing is set forth elsewhere in this Form 10-Q, including Note 1 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted to a vote of its stockholders of record as of January 13, 2003, through a solicitation by proxy, the election of two directors. The matters were submitted for a vote at our Annual Meeting of Shareowners on March 4, 2003. A total of 18,384,158 shares were represented by proxy at the meeting, representing 70.86% of the 25,944,863 shares eligible to vote. With respect to the election of two directors, of the shares represented, 15,517,135 shares were voted in favor of the election of Barry J. Schiffman to serve as director for a new three year term, with 2,867,023 shares withheld, and 18,186,436 shares were voted in favor of the election of Stephen R. Stetz to serve as director for a three year term, with 186,541 shares withheld.

Item 5. OTHER INFORMATION

Subsequent Events

Barry J. Schiffman resigned as a director and chairman of the Board effective May 2, 2003.

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

Risks Related to Our Business, Strategy and Operations

The unsettled nature of the wireless market may limit the visibility of key operating metrics

Our business plan and estimated future operating results are based on estimates of key operating metrics, including subscriber growth, subscriber churn, average monthly revenue per subscriber, losses on sales of handsets and other subscriber acquisitions costs and other operating costs. The unsettled nature of the wireless market, our relationship with Sprint, the current economic slowdown, increased competition in the wireless telecommunications industry, new service offerings of increasingly large bundles of minutes of use at lower prices by some major carriers, and other issues facing the wireless telecommunications industry in general have created a level of uncertainty that may adversely affect our ability to predict these key operating metrics.

Our revenues may be less than we anticipate which could materially adversely affect our liquidity, financial condition and results of operations

Revenue growth is primarily dependent on the size of our subscriber base, average monthly revenues per user and roaming revenue. During the year ended September 30, 2002, we experienced slower net subscriber growth rates than planned, which we believe is due in large part to increased churn, declining rates of wireless subscriber growth in general, the re-imposition of deposits for most sub-prime credit subscribers during the last half of the year, the current economic slowdown and increased competition. Other carriers also have reported slower subscriber growth rates compared to prior periods. We have seen a continuation of competitive pressures in the wireless telecommunications market causing some major carriers to offer plans with increasingly large bundles of minutes of use at lower prices which may compete with the calling plans we offer, including the Sprint calling plans we support. While our business plan anticipates lower subscriber growth, it assumes average monthly revenues per user will remain relatively stable after factoring in recent declines. Increased price competition may lead to lower average monthly revenues per user than we anticipate. In addition, the lower reciprocal roaming rate that Sprint has implemented will reduce our roaming revenue, which may not be offset by the reduction in our roaming expense. If our revenues are less than we anticipate, it could materially adversely affect our liquidity, financial condition and results of operation.

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

We may continue to experience a high rate of subscriber turnover, which would adversely affect our financial performance

The wireless personal communications services industry in general, and Sprint and its network partners in particular, have experienced a higher rate of subscriber turnover, commonly known as churn, as compared to cellular industry averages. This churn rate was driven higher in 2002 due to the NDASL and Clear Pay programs required by Sprint and the removal of deposit requirements as described elsewhere in this report. Our business plan assumes that churn will be relatively constant over the remainder of fiscal 2003. Due to significant competition in our industry and general economic conditions, among other things, this decline may not occur and our future rate of subscriber turnover may be higher than our historical rate. Factors that may contribute to higher churn include:

*    inability  or   unwillingness  of  subscribers  to  pay  which  results  in involuntary deactivations, which accounted for 63% of our deactivations in the six months ended March 31, 2003;

* subscriber mix and credit class, particularly sub-prime credit subscribers which accounted for approximately 50% of our gross subscriber additions since May 2001 and account for approximately 33% of our subscriber base as of March 31, 2003;

*    Sprint's announced billing system conversion;

* the mandate by the FCC that wireless carriers provide for local number portability by November 24, 2003, which would allow subscribers to keep their wireless phone number when switching to a different service provider;

*    the attractiveness of our competitors' products, services and pricing;

*    network performance and coverage relative to our competitors;

*    quality of customer service;

*    increased prices; and

* any future changes by us in the products and services we offer, especially to the Clear Pay Program.

A high rate of subscriber turnover could adversely affect our competitive position, liquidity, financial position, results of operations and our costs of, or losses incurred in, obtaining new subscribers, especially because we subsidize some of the costs of initial purchases of handsets by subscribers.

Our allowance for doubtful accounts may not be sufficient to cover uncollectible accounts

On an ongoing basis, we estimate the amount of subscriber receivables that we will not collect to reflect the expected loss on such accounts in the current period. Our business plan assumed that bad debt as a percentage of service revenue would decline significantly during fiscal 2003, which is consistent with current results. Our allowance for doubtful accounts may underestimate actual unpaid receivables for various reasons, including:

*    our churn rate may exceed our estimates;

* bad debt as a percentage of service revenues may not decline as we assume in our business plan;

*    adverse changes in the economy; or

*    unanticipated changes in Sprint's PCS products and services.

If our allowance for doubtful accounts is insufficient to cover losses on our receivables, it could materially adversely affect our liquidity, financial condition and results of operations.

Roaming revenue could be less than anticipated, which could adversely affect our liquidity, financial condition and results of operations

Sprint has reduced the reciprocal roaming rate from $0.10 per minute to $0.058 per minute beginning January 1, 2003. Based upon 2002 historical roaming data, a reduction in the roaming rate to $0.058 per minute would have reduced roaming revenue by approximately $36 million ($23 million for AirGate and $13 million for iPCS) and would have reduced roaming expense by approximately $26 million ($16 million for AirGate and $10 million for iPCS). The ratio of roaming revenue to expense for AirGate for the quarter ended March 31, 2003 was 1.3 to one.

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

Our efforts to reduce costs may have adverse affects on our business

As a result of the current business environment, AirGate has revised its business plan and is seeking to manage expenses to improve its liquidity position. AirGate has significantly reduced projected capital expenditures, advertising and promotion costs and other operating costs. Reduced capital expenditures could, among other things, force us to delay improvements to our network, which could adversely affect the quality of service to our subscribers. These actions could reduce our subscriber growth and increase churn, which could materially adversely affect our financial condition and results of operation.

The Company may incur significantly higher wireless handset subsidy costs than we anticipate for existing subscribers who upgrade to a new handset

As the Company's subscriber base matures, and technological innovations occur, more existing subscribers will upgrade to new wireless handsets. The Company subsidizes a portion of the price of wireless handsets and incurs sales commissions, even for handset upgrades. Excluding sales commissions, the Company experienced approximately $4.8 million associated with wireless handset upgrade costs for the year ended September 30, 2002 and $4.1 million for the six months ended March 31, 2003. The Company has limited historical experience regarding the adoption rate for wireless handset upgrades. If more subscribers upgrade to new wireless handsets than the Company projects, our results of operations would be adversely affected.

The loss of the officers and skilled employees who we depend upon to operate our business could materially adversely affect our results of operations

Our business is managed by a small number of executive officers. We believe that our future success depends in part on our continued ability to attract and retain highly qualified technical and management personnel. We may not be successful in retaining our key personnel or in attracting and retaining other highly qualified technical and management personnel. Our ability to attract and retain such persons may be negatively impacted if our liquidity position does not improve. In addition, we grant stock options as a method of attracting and retaining employees, to motivate performance and to align the interests of management with those of our stockholders. Due to the decline in the trading price of our common stock, a substantial majority of the stock options held by employees have an exercise price that is higher than the current trading price of our common stock, and therefore these stock options may not be effective in helping us to retain valuable employees. We currently have "key man" life insurance for our Chief Executive Officer. The loss of our officers and skilled employees could materially adversely affect our results of operation.

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

Further,  in  January  2003,  the FCC rules  imposing  limits  on the  amount of spectrum that can be held by one provider in a specific market was lifted. Competition may increase to the extent that licenses are transferred from smaller stand-alone operators to larger, better capitalized, and more experienced wireless communications operators. These larger wireless communications operators may be able to offer customers network features not offered by AirGate. The actions of these larger wireless communications operators could negatively affect our churn, ability to attract new subscribers, ARPU, cost to acquire subscribers and operating costs per subscriber.

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

Certain wireless providers are seeking to reduce access to their networks

The Company relies on Sprint's roaming agreements with its competitors to provide automatic roaming capabilities to the Company's subscribers in many of the areas of the United States not covered by Sprint's PCS network. Certain competitors may be able to offer coverage in areas not served by Sprint's PCS network or may be able to offer roaming rates that are lower than those offered by Sprint. Certain of these competitors are seeking to reduce access to their networks through actions pending with the FCC. Moreover, AT&T Wireless has sought reconsideration of an FCC ruling in order to expedite elimination of the engineering standard (AMPS) for the dominant air interface on which Sprint's subscribers roam. If AT&T Wireless is successful and the FCC eliminated this standard before Sprint can transition its handsets to different standards, customers of Sprint could be unable to roam in those markets where cellular operators cease to offer their AMPS network for roaming.

Risks Particular to AirGate's Indebtedness

AirGate has substantial debt that it may not be able to service; a failure to service such debt may result in the lenders under such debt controlling AirGate's assets

The substantial debt of AirGate has a number of important consequences for our operations and our investors, including the following:

* AirGate will have to dedicate a substantial portion of any cash flow from its operations to the payment of interest on, and principal of, its debt, which will reduce funds available for other purposes;

* AirGate may not be able to obtain additional financing if the assumptions underlying the business plan are not correct and existing sources of funds, together with cash flow, are insufficient for capital requirements, working capital requirements and other corporate purposes;

* increased vulnerability to adverse economic conditions or increases in prevailing interest rates, as some of AirGate's debt, including financing under AirGate's credit facility, is at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates;

* AirGate may be more highly leveraged than our competitors, which could potentially decrease our ability to compete in our industry; and

* due to the liens on substantially all of AirGate's assets and the pledges of stock of AirGate's existing and future restricted subsidiaries that secure AirGate's credit facility and notes, lenders or holders of such notes may exercise remedies giving them the right to control AirGate's assets or the assets of the subsidiaries of AirGate, other than iPCS, in the event of a default.

The ability of AirGate to make payments on its debt will depend upon its future operating performance which is subject to general economic and competitive conditions and to financial, business and other factors, many of which AirGate cannot control. If the cash flow from AirGate's operating activities is insufficient, it may take actions, such as further delaying or reducing capital expenditures, attempting to restructure or refinance its debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow AirGate to service its debt obligations. Further, AirGate may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The AirGate credit facility and indenture governing AirGate's notes limit our ability to take several of these actions.

If AirGate does not meet all of the conditions required under its credit facility, it may not be able to draw down all of the funds it anticipates receiving from its senior lenders and AirGate may not be able to fund operating losses and working capital needs

As of March 31, 2003, AirGate had outstanding $143.5 million under its credit facility. The remaining $9 million available under AirGate's credit facility is subject to AirGate meeting all of the conditions specified in its financing documents. Additional borrowings are subject to specific conditions on each funding date, including the following:

* that the representations and warranties in the loan documents are true and correct;

* that certain financial covenant tests are satisfied, including leverage, debt coverage and operating performance covenants, minimum subscriber revenues, maximum capital expenditures, and covenants relating to earnings before interest, taxes, depreciation and amortization; and

* the absence of a default under the loan documents and agreements with Sprint.

See "Liquidity and Capital Resources". If AirGate does not meet these conditions at each funding date, its senior lenders may not lend some or all of the remaining amounts under its credit facility. If other sources of funds are not available, AirGate may not be in a position to meet its operating and other cash needs.

The AirGate indenture and credit facility contain provisions and requirements that could limit AirGate's ability to pursue borrowing opportunities

The restrictions contained in the indenture governing the AirGate notes and the restrictions contained in AirGate's credit facility, may limit AirGate's ability to implement its business plans, finance future operations, respond to changing business and economic conditions, secure additional financing, if needed, and engage in opportunistic transactions. The AirGate credit facility and notes also restricts the ability of AirGate and the ability of AirGate's subsidiaries, other than iPCS, and its future subsidiaries to do the following:

*    create liens;

* make certain payments, including payments of dividends and distributions in respect of capital stock;

*    consolidate, merge and sell assets;

*    engage in certain transactions with affiliates; and

*    fundamentally change its business.

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

Risks Related to iPCS

iPCS has declared bankruptcy, which may cause the value of AirGate's ownership interest in iPCS to be worthless

There is a substantial risk that AirGate will lose all of the value of its investment in iPCS in connection with the bankruptcy of iPCS. Because the amount of iPCS' obligations under its credit facility and its notes are greater than its existing cash and other assets when its payment obligations were accelerated by the iPCS lenders, there will likely be no assets available for distribution to AirGate as iPCS' sole stockholder. While AirGate may request an equity participation in a restructuring of iPCS, it is likely that AirGate will lose all of the value of its investment in iPCS in connection with iPCS' bankruptcy.

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

The bankruptcy of iPCS may have adverse affects on AirGate

AirGate has agreements and relationships with third parties, including suppliers, subscribers and vendors, that are integral to conducting its day-to-day operations. iPCS' bankruptcy could have a material adverse affect on the perception of AirGate and the AirGate business and its prospects in the eyes of subscribers, employees, suppliers, creditors and vendors. These persons may perceive that there is increased risk in doing business with AirGate as a result of iPCS' bankruptcy. Some of these persons may terminate their relationships with AirGate which would make it more difficult for AirGate to conduct its business.

As a result of iPCS' bankruptcy, AirGate may not be able to reduce its general and administrative costs in an amount sufficient to subsidize the portion of the combined Company's costs currently borne by iPCS

On a net basis, we budgeted that iPCS would pay approximately $4.6 million of the combined Company's general and administrative costs in fiscal 2003. To facilitate the orderly transition of management services, AirGate and iPCS entered into an amendment to the Services Agreement that would allow individual services to be terminated by either party upon 30 days prior notice, subject to certain exceptions. iPCS has terminated services and we anticipate that most services provided by AirGate will be terminated by September 1, 2003. As services are terminated, AirGate will be required to reduce its costs and expenses to meet its business plan. A failure to reduce these expenses in a timely manner could adversely affect AirGate's liquidity, financial condition and results of operations.

iPCS' net operating loss and credit carryforwards may be significantly reduced in the event of a restructuring

If there is a significant elimination or reduction of iPCS' outstanding indebtedness in connection with iPCS' bankruptcy, iPCS' net operating loss and credit carry forwards and the tax bases of its assets may be significantly reduced.

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

Sprint may make business decisions that are not in our best interests, which may adversely affect our relationships with subscribers in our territory, increase our expenses and/or decrease our revenues

Sprint, under the Sprint agreements, has a substantial amount of control over the conduct of our business. Accordingly, Sprint has made and, in the future may make, decisions that adversely affect our business, such as the following:

* Sprint could price its national plans based on its own objectives and could set price levels or other terms that may not be economically sufficient for our business;

* Sprint could develop products and services, such as a one-rate plan where subscribers are not required to pay roaming charges, or establish credit policies, such as the NDASL program, which could adversely affect our results of operations;

* Sprint introduced a payment method for subscribers to pay the cost of service with us. This payment method initially may not have had adequate controls or limitations, and we may discover that some fraudulent payments were made to accounts using this payment method. The controls and limitations have now been strengthened. If the other types of fraud become widespread, it could have a material adverse impact on our results of operations and financial condition;

* Sprint has raised and could continue to raise the costs to perform back office services or maintain the costs above those expected, reduce levels of services or expenses or otherwise seek to increase expenses and other amounts charged;

* Sprint may elect with little or no notification, to upgrade or convert its financial reporting, billing or inventory software or change third party service organizations that can adversely affect our ability to determine or report our operating results, adversely affect our ability to obtain handsets or adversely affect our subscriber relationships; * Sprint can seek to further reduce the reciprocal roaming rate charged when Sprint's or other Sprint network partners' PCS subscribers use our network; * Sprint could limit our ability to develop local and other promotional plans to enable us to attract sufficient subscribers;

* Sprint could, subject to limitations under our Sprint agreements, alter its network and technical requirements;

* Sprint could make decisions which could adversely affect the Sprint brand names, products or services; and

* Sprint could decide not to renew the Sprint agreements or to no longer perform its obligations, which would severely restrict our ability to conduct business.

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

Our dependence on Sprint may adversely affect our ability to predict our results of operations

In 2002, our dependence on Sprint interjected a greater degree of uncertainty to our business and financial planning. During this time:

*    we agreed to a new $4 logistics fee for each 3G enabled  handset to avoid a
     prolonged   dispute   over  certain   charges  for  which   Sprint   sought
     reimbursement;

* Sprint PCS sought to recoup $3.9 million in long-distance access revenues previously paid by Sprint PCS to AirGate and has invoiced AirGate $1.2 million of this amount;

* Sprint has charged us $0.8 million to reimburse Sprint for certain 3G related development expenses with respect to calendar year 2002;

* Sprint informed the Company on December 23, 2002 that it had miscalculated software maintenance fees for 2002 and future years, which would result in an annualized increase of $2.0 million if owed by the Company;

* Sprint notified the Company that it intends to reduce the reciprocal roaming rate charged by Sprint and its network partners for use of our respective networks from $0.10 per minute of use to $0.058 per minute of use in 2003.

The amount Sprint has asserted we owe is approximately $4.7 million. We have questioned whether certain of these charges and actions are appropriate and authorized under our Sprint agreements. We expect that it will take time to resolve these issues, the ultimate outcome is uncertain and litigation may be required to resolve these issues. Unanticipated expenses and reductions in revenue have had and, if they occur in the future, will have a negative impact on our liquidity and make it more difficult to predict with reliability our future performance.

Inaccuracies in data provided by Sprint could understate our expenses or overstate our revenues and result in out-of-period adjustments that may materially adversely affect our financial results

Approximately 65% of cost of service and roaming in our financial statements relate to charges from Sprint. In addition, because Sprint provides billing and collection services for the Company, Sprint remits approximately 97% of our revenues to us. The data provided by Sprint is the primary source for our recognition of service revenue and a significant portion of our selling and marketing and cost of service and operating expenses. In certain cases, the data is provided at a level of detail that is not adequate for us to verify for accuracy back to the originating source. As a result, we rely on Sprint to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivables which underlie a substantial portion of our periodic financial statements and other financial disclosures.

The Company and Sprint have discovered billing and other errors or inaccuracies, which, while not material to Sprint, could be material to the Company. If the Company is required in the future to make additional adjustments or charges as a result of errors or inaccuracies in data provided to us by Sprint, such adjustments or charges may have a material adverse affect on our financial results in the period that the adjustments or charges are made, on our ability to satisfy covenants contained in AirGate's credit facility, and on our ability to make fully informed business decisions.

The inability of Sprint to provide high quality back office services, or our inability to use Sprint's back office services and third-party vendors' back office systems, could lead to subscriber dissatisfaction, increased churn or otherwise increase our costs

We rely on Sprint's internal support systems, including customer care, billing and back office support. Our operations could be disrupted if Sprint is unable to provide internal support systems in a high quality manner, or to efficiently outsource those services and systems through third-party vendors. Cost pressures are expected to continue to pose a significant challenge to Sprint's internal support systems. Additionally, Sprint has made reductions in its customer service support structure and may continue to do so in the future, which may have an adverse effect on our churn rate. Further, Sprint has relied on third-party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint's willingness to continue to offer these services and to provide these services effectively and at competitive costs. These costs were approximately $24.4 million for AirGate and $16.0 million for iPCS for the six months ended March 31, 2003. Our Sprint agreements provide that, upon nine months prior written notice, Sprint may elect to terminate any of these services. The inability of Sprint to provide high quality back office services, or our inability to use Sprint back office services and third-party vendors' back office systems, could lead to subscriber dissatisfaction, increase churn or otherwise increase our costs.

Sprint has become aware of customer dissatisfaction with its customer service and in that regard has recently announced that it is undertaking initiatives to improve customer service. If Sprint elects to significantly increase the amount it charges us for any of these services, our operating expenses will increase, and our operating income and available cash would be reduced. Further, our ability to replace Sprint in providing back office services may be limited. While the services agreements allow the Company to use third-party vendors to provide certain of these services instead of Sprint, the high startup costs and necessary cooperation associated with interfacing with Sprint's system may significantly limit our ability to use back office services provided by anyone other than Sprint. This could limit our ability to lower our operating costs.

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

AirGate's disputes with Sprint may adversely affect its relationship with Sprint

AirGate's disputes with Sprint may have a material adverse affect on AirGate's relationship with Sprint, which could materially and adversely affect AirGate's business.

Sprint's roaming arrangements may not be competitive with other wireless service providers, which may restrict our ability to attract and retain subscribers and create other risks for us

We rely on Sprint's roaming arrangements with other wireless service providers for coverage in some areas where Sprint service is not yet available. The risks related to these arrangements include:

* the roaming arrangements are negotiated by Sprint and may not benefit us in the same manner that they benefit Sprint;

* the quality of the service provided by another provider during a roaming call may not approximate the quality of the service provided by the Sprint PCS network;

* the price of a roaming call off our network may not be competitive with prices of other wireless companies for roaming calls;

* customers may have to use a more expensive dual-band/dual mode handset with diminished standby and talk time capacities;

* subscribers must end a call in progress and initiate a new call when leaving the Sprint PCS network and entering another wireless network;

* Sprint customers may not be able to use Sprint's advanced features, such as voicemail notification, while roaming; and

* Sprint or the carriers providing the service may not be able to provide us with accurate billing information on a timely basis.

If Sprint customers are not able to roam instantaneously or efficiently onto other wireless networks, we may lose current Sprint subscribers and our Sprint PCS services will be less attractive to new subscribers.

Certain provisions of the Sprint agreements may diminish the value of AirGate's common stock and restrict the sale of our business

Under limited circumstances and without further stockholder approval, Sprint may purchase the operating assets of AirGate or iPCS at a discount. In addition, Sprint must approve any change of control of the ownership of AirGate or iPCS and must consent to any assignment of their Sprint agreements. Sprint also has a right of first refusal if AirGate or iPCS decide to sell its operating assets to a third-party. Each of AirGate and iPCS are also subject to a number of restrictions on the transfer of its business, including a prohibition on the sale of AirGate or iPCS or their operating assets to competitors of Sprint. These restrictions and other restrictions contained in the Sprint agreements could adversely affect the value of AirGate's common stock, may limit our ability to sell our business, may reduce the value a buyer would be willing to pay for our business, may reduce the "entire business value," as described in our Sprint agreements, and may limit our ability to obtain new investment or support from any source.

We may have difficulty in obtaining an adequate supply of certain handsets from Sprint, which could adversely affect our results of operations

We depend on our relationship with Sprint to obtain handsets, and we have agreed to purchase all of our 3G capable handsets from Sprint or a Sprint authorized distributor through the earlier of December 31, 2004 or the date on which the cumulative 3G handset fees received by Sprint from all Sprint network partners equal $25,000,000. Sprint orders handsets from various manufacturers. We could have difficulty obtaining specific types of handsets in a timely manner if:

* Sprint does not adequately project the need for handsets for itself, its network partners and its other third-party distribution channels, particularly in transition to new technologies, such as "one time radio transmission technology," or "1XRTT;"

* Sprint gives preference to other distribution channels, which it does periodically;

*    we do not adequately project our need for handsets;

* Sprint modifies its handset logistics and delivery plan in a manner that restricts or delays our access to handsets; or

* there is an adverse development in the relationship between Sprint and its suppliers or vendors.

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

If Sprint does not succeed our business may not succeed

If Sprint has a significant disruption to its business plan or network, fails to operate its business in an efficient manner, or suffers a weakening of its brand name, our operations and profitability would likely be negatively impacted.

If Sprint were to file for bankruptcy, Sprint may be able to reject its agreements with us under Section 365 of the federal bankruptcy code. The agreements provide us remedies, including purchase and put rights, though we cannot predict if or to what extent our remedies would be enforceable.

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

If AirGate  loses its right to use the Sprint brand and logo under its trademark
and  service  mark  license  agreements,   AirGate  would  lose  the  advantages
associated with marketing efforts conducted by Sprint.

The Sprint brand and logo is highly recognizable. If AirGate loses the rights to use this brand and logo or the value of the brand and logo decreases, customers may not recognize its brand readily and AirGate may have to spend significantly more money on advertising to create brand recognition.

Risks Particular to Our Industry

Significant competition in the wireless communications services industry may result in our competitors offering new or better products and services or lower prices, which could prevent us from operating profitably

Competition in the wireless communications industry is intense. According to information it has filed with the SEC, Sprint believes that the traditional dividing lines between long distance, local, wireless, and Internet services are increasingly becoming blurred. Through mergers and various service integration strategies, major providers, including Sprint, are striving to provide integrated solutions both within and across all geographical markets. We do not offer services other than wireless services and may not be able to effectively compete against competitors with integrated solutions.

Competition has caused, and we anticipate that competition will continue to cause, the market prices for two-way wireless products and services to decline in the future. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry. Our dependence on Sprint to develop competitive products and services and the requirement that we obtain Sprint's consent to sell local pricing plans and non-Sprint approved equipment may limit our ability to keep pace with competitors on the introduction of new products, services and equipment. Many of our competitors are larger than us, possess greater financial and technical resources and may market other services, such as landline telephone service, cable television and Internet access, with their wireless communications services. Some of our competitors also have well-established infrastructures, marketing programs and brand names. In addition, some of our competitors may be able to offer regional coverage in areas not served by the Sprint network or, because of their calling volumes or relationships with other wireless providers, may be able to offer regional roaming rates that are lower than those we offer. Additionally, we expect that existing cellular providers will continue to upgrade their systems to provide digital wireless communication services competitive with Sprint. Our success, therefore, is, to a large extent, dependent on Sprint's ability to distinguish itself from competitors by marketing and anticipating and responding to various competitive factors affecting the wireless industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors. To the extent that Sprint is not able to keep pace with technological advances or fails to respond timely to changes in competitive factors in the wireless industry, it could cause us to lose market share or experience a decline in revenue.

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

If the demand for wireless data services does not grow, or if AirGate fails to capitalize on such demand, it could have an adverse effect on our growth potential

AirGate has committed significant resources to wireless data services and our business plan assumes increasing uptake in such services. That demand may not materialize. Even if such demand does develop, AirGate's ability to deploy and deliver wireless data services relies, in many instances, on new and unproven technology. Existing technology may not perform as expected. We may not be able to obtain new technology to effectively and economically deliver these services. The success of wireless data services is substantially dependent on the ability of Sprint and others to develop applications for wireless data devices and to develop and manufacture devices that support wireless applications. These applications or devices may not be developed or developed in sufficient quantities to support the deployment of wireless data services. These services may not be widely introduced and fully implemented at all or in a timely fashion. These services may not be successful when they are in place, and customers may not purchase the services offered. Consumer needs for wireless data services may be met by technologies such as 802.11, known as wi-fi, which does not rely on FCC regulated spectrum. The lack of standardization across wireless data handsets may contribute to customer confusion, which could slow acceptance of wireless data services, or increase customer care costs. Either could adversely affect our ability to provide these services profitably. If these services are not successful or costs associated with implementation and completion of the rollout of these services materially exceed our current estimates, our financial condition and prospects cold be materially adversely affected.

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

Alternative technologies and current uncertainties in the wireless market may reduce demand for PCS

The wireless communications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades in existing analog wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances and industry changes could cause the technology used on our network to become obsolete. We rely on Sprint for research and development efforts with respect to the products and services of Sprint and with respect to the technology used on our network. Sprint may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

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

According to Sprint, a number of its suppliers have recently experienced financial challenges. If these suppliers cannot meet their commitments, Sprint states that it would have to use different vendors and this could result in delays, interruptions, or additional expenses associated with the upgrade and expansion of Sprint's networks and the offering of its products and services.

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

Unauthorized use of, or interference with, the PCS network of Sprint could disrupt our service and increase our costs

We may incur costs associated with the unauthorized use of the PCS network of Sprint, including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraudulent use of the PCS network of Sprint may impact interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for fraudulent roaming.

Equipment failure and natural disasters or terrorist acts may adversely affect our operations

A major equipment failure or a natural disaster or terrorist act that affects our mobile telephone switching offices, microwave links, third-party owned local and long distance networks on which we rely, our cell sites or other equipment or the networks of other providers on which our subscribers roam could have a material adverse effect on our operations. While we have insurance coverage for some of these events, our inability to operate our wireless system even for a limited time period may result in a loss of subscribers or impair our ability to attract new subscribers, which would have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Common Stock

We may not achieve or sustain operating profitability or positive cash flows, which may adversely affect AirGate's stock price

AirGate and iPCS have limited operating histories. Our ability to achieve and sustain operating profitability will depend upon many factors, including our ability to market Sprint PCS products and services, manage churn, sustain monthly average revenues per user, and reduce capital expenditures and operating expenses. We have experienced slowing net subscriber growth, increased churn and increased costs to acquire new subscribers and as a result, have had to revise our business plans. If AirGate does not achieve and maintain positive cash flows from operations when projected, AirGate's stock price may be materially adversely affected. In addition, as a result of the bankruptcy of iPCS, AirGate's investment in iPCS is likely to be worthless, and such bankruptcy may materially adversely affect AirGate's stock price.

Our stock price has suffered significant declines, remains volatile and you may not be able to sell your shares at the price you paid for them

The market price of AirGate common stock has been and may continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

*    quarterly variations in our operating results;

*    concerns about liquidity;

*    the de-listing of our common stock;

* operating results that vary from the expectations of securities analysts and investors;

* changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

* changes in the market perception about the prospects and results of operations and market valuations of other companies in the telecommunications industry in general and the wireless industry in particular, including Sprint and its PCS network partners and our competitors;

*    changes in the Company's relationship with Sprint;

* announcements by Sprint concerning developments or changes in its business, financial condition or results of operations, or in its expectations as to future financial performance;

*    actual or potential defaults by us under any of our agreements;

* actual or potential defaults in bank covenants by Sprint or Sprint PCS network partners, which may result in a perception that AirGate is unable to comply with its bank covenants;

* announcements by Sprint or our competitors of technological innovations, new products and services or changes to existing products and services;

*    changes in law and regulation;

* announcements by third parties of significant claims or proceedings against us;

*    announcements   by  us  or  our   competitors  of  significant   contracts,
     acquisitions,   strategic   partnerships,   joint   ventures   or   capital
     commitments; and * general economic and competitive conditions.

AirGate's common stock was delisted from Nasdaq. Accordingly, our stockholders' ability to sell our common stock may be adversely effected. Additionally, the market for so-called "penny stocks" has suffered in recent years from patterns of fraud and abuse.

AirGate was notified by the Nasdaq Stock Market, Inc. that because it had failed to regain compliance with the minimum $1.00 bid price per share requirement and also failed to comply with the minimum stockholders' equity, market value of publicly held shares and minimum bid requirements for continued listing on the Nasdaq National Market, the Nasdaq Stock Market, Inc. was delisting AirGate's stock from the Nasdaq National Market. This delisting occurred on April 8, 2003. In addition, AirGate did not meet the listing requirements to be transferred to the Nasdaq Small Cap Market. AirGate's common stock currently trades on the OTCBB maintained by The Nasdaq Stock Market, Inc., under the symbol "PCSA", and is subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such OTCBB securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell AirGate's common stock and also may affect the ability of our current stockholders to sell their securities in any market that might develop. In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15-g1, 15-g2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934 as amended. AirGate's common stock may constitute "penny stocks" within the meaning of the rules. These rules may further affect the ability of owners of AirGate common stock to sell our securities in any market that might develop for them.

Shareholders should also be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. We are aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to AirGate's securities.

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

We entered into a registration rights agreement at the effective time of the merger with some of the former iPCS stockholders. Under the terms of the registration rights agreement, Blackstone Communications Partners I L.P. and certain of its affiliates ("Blackstone") has a demand registration right, which became exercisable after November 30, 2002, subject to the requirement that the offering exceed size requirements. In addition, the former iPCS stockholders, including Blackstone, have incidental registration rights pursuant to which they can, in general, include their shares of our common stock in any public registration we initiate, whether or not for sale for our own account.

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

Our certificate of incorporation and bylaws include provisions that may discourage a change of control transaction or make removal of members of the board of directors more difficult

Some provisions of our certificate of incorporation and bylaws could have the effect of delaying, discouraging or preventing a change in control of us or making removal of members of the board of directors more difficult. These provisions include the following:

*    a classified board, with each board member serving a three-year term;

*    no authorization for stockholders to call a special meeting;

*    no ability of stockholders to remove directors without cause;

*    prohibition of action by written consent of stockholders; and

*    advance notice for nomination of directors and for stockholder proposals.

These provisions, among others, may have the effect of discouraging a third party from making a tender offer or otherwise attempting to obtain control of us, even though a change in ownership might be economically beneficial to us and our stockholders.

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

10.1 First Amendment to Services Agreement dated February 21, 2003 by and among AirGate Service Company, Inc., AirGate PCS, Inc., iPCS Wireless, Inc. and iPCS, Inc.

10.2 AirGate PCS, Inc. Amended and Restated Non-Employee Director Compensation Plan dated January 22, 2003.

99.1 Certification of Thomas M. Dougherty pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.ss.1350.

99.2 Certification of William H. Seippel pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.ss.1350.


(b) Reports on 8-K

The following Current Reports on 8-K were filed by AirGate during the quarter ended March 31, 2003:

On January 17, 2003, AirGate furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 9 - Regulation FD Disclosure relating to its financial and operating results for its fourth quarter and fiscal year ended September 30, 2002, and the filing of its Annual Report on Form 10-K.

On February 5, 2003, AirGate furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 9 - Regulation FD Disclosure relating to a Nasdaq Staff Determination letter indicating that because of the Company's failure to regain compliance with the minimum $1.00 bid price per share, its securities were subject to delisting from the Nasdaq National Market.

On February 21, 2003, AirGate furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 9 - Regulation FD Disclosure relating to the scheduling of its first quarter fiscal 2003 conference call and its financial and operating results for the first quarter of fiscal year 2003.

On February 26, 2003, AirGate furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 9 - Regulation FD Disclosure relating to the filing of a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Georgia for the purpose of effecting a court-administered reorganization by its wholly-owned unrestricted subsidiary, iPCS, Inc. and its subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.


            AIRGATE PCS, INC.

       By:  /s/ William H. Seippel
            __________________________________________
            William H. Seippel
            Title:     Chief Financial Officer
                       (Duly Authorized Officer, Principal Financial and Chief Accounting Officer)

Date:  May 15, 2003

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


Date: May 15, 2003

/s/ Thomas M. Dougherty
------------------------
Thomas M. Dougherty
Chief Executive Officer

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


Date: May 15, 2003

/s/ William H. Seippel
------------------------
William H. Seippel
Chief Financial Officer

                                                                   Exhibit 99.1


                        CERTIFICATION OF PERIODIC REPORT

I, Thomas M. Dougherty of AirGate PCS, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of
     Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) to the best of my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to AirGate PCS, Inc. and will be retained by AirGate PCS, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


Dated: May 15, 2003


                                                 /s/ Thomas M. Dougherty
                                                --------------------------
                                                Thomas M. Dougherty
                                                Chief Executive Officer

                                                                    Exhibit 99.2

                        CERTIFICATION OF PERIODIC REPORT

I, William H. Seippel, Chief Financial Officer of AirGate PCS, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of
     Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) to the best of my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to AirGate PCS, Inc. and will be retained by AirGate PCS, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


Dated: May 15, 2003

                                              /s/ William H. Seippel
                                              ------------------------------
                                              William H. Seippel
                                              Chief Financial Officer