Form 10-Q
period 2003-06-30
AIRGATE PCS INC /DE/
filed 2003-08-14
CIK 1086844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                         Commission File Number: 027455

                                AirGate PCS, Inc.
             (Exact name of registrant as specified in its charter)


                  Delaware                         58-2422929
       (State or other jurisdiction            (I.R.S. Employer
     of incorporation or organization)      (Identification Number)

   Harris Tower, 233 Peachtree St. NE, Suite 1700,
                  Atlanta, Georgia                             30303
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

     25,939,836 shares of common stock, $0.01 par value per share, were outstanding as of August 4, 2003.

                                AIRGATE PCS, INC.
                              THIRD QUARTER REPORT

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements...................................................3
        Consolidated Balance Sheets at June 30, 2003 (unaudited)
          and September 30, 2002...............................................3
        Consolidated Statements of Operations for the three months and nine months ended June 30, 2003 and 2002(unaudited)..................4
        Consolidated Statements of Cash Flows for the nine months ended
          June 30, 2003 and 2002 (unaudited)...................................5
          Notes to the Consolidated Financial Statements (unaudited)...........6
Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................17
Item 3. Quantitative and Qualitative Disclosures About Market Risk............35
Item 4. Controls and Procedures...............................................34
PART II OTHER INFORMATION.....................................................35
Item 1. Legal Proceedings.....................................................36
Item 2. Changes in Securities and Use of Proceeds.............................36
Item 3. Defaults Upon Senior Securities.......................................36
Item 4. Submission of Matters to a Vote of Security Holders...................36
Item 5. Other Information.....................................................36
Item 6. Exhibits and Reports on Form 8-K......................................49

                          PART I. FINANCIAL INFORMATION
                         Item 1. -- FINANCIAL STATEMENTS
                       AIRGATE PCS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)


                                                                     June 30,     September 30,
                                                                       2003            2002
                                                                       ----            ----
  Assets                                                           (unaudited)
Current assets:
     Cash and cash equivalents......................................  $ 30,793       $  32,475
     Accounts receivable, net of allowance for doubtful
        accounts of $4,601 and $11,256, respectively................    23,388          38,127
     Receivable from Sprint.........................................    13,709          44,953
     Inventories....................................................     2,043           6,733
     Prepaid expense................................................     4,403           7,159
     Other current assets...........................................       474             326
                                                                      --------        --------
          Total current assets......................................    74,810         129,773
Property and equipment, net of accumulated depreciation
   of $118,334 and $112,913, respectively...........................   184,493         399,155
Financing costs.....................................................     6,985           8,118
Intangible assets, net of accumulated amortization of $0
   and $39,378, respectively........................................        --          28,327
Direct subscriber activation costs..................................     4,600           8,409
Other assets........................................................     1,148             512
                                                                    ----------       ---------

       Total assets................................................. $ 272,036       $ 574,294
                                                                     =========       =========


Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Accounts payable............................................... $   2,879       $  18,152
     Accrued expense................................................     9,784          20,950
     Payable to Sprint..............................................    40,005          88,360
     Deferred revenue...............................................     7,739          11,775
     Current maturities of long-term debt and capital
        lease obligations...........................................    11,850         354,936
                                                                      --------       ---------
         Total current liabilities..................................    72,257         494,173
Deferred subscriber activation fee revenue..........................     7,910          14,973
Other long-term liabilities.........................................     1,656           3,267
Long-term debt and capital lease obligations, excluding
   current maturities...............................................   375,400         354,828
Investment in iPCS..................................................   184,115              --
                                                                     ---------       ---------
         Total liabilities..........................................   641,338         867,241
                                                                     ---------       ---------

Stockholders' deficit:
     Preferred stock, par value, $.01 per share;
         5,000,000 shares authorized; no shares issued
         and outstanding..........................................         --              --
     Common stock, par value, $.01 per share; 150,000,000
         shares authorized; 25,939,836  and 25,806,520 shares
         issued and outstanding at June 30, 2003 and
         September 30, 2002, respectively.........................        260             258
     Additional paid-in-capital...................................    924,086         924,008
     Unearned stock compensation..................................       (522)         (1,029)

     Accumulated deficit.......................................... (1,293,126)     (1,216,184)
                                                                   ----------      ----------
             Total stockholders' deficit..........................   (369,302)       (292,947)
                                                                    ---------      ----------
             Total liabilities and stockholders' deficit..........  $ 272,036      $  574,294
                                                                    =========      ==========

   See accompanying notes to the unaudited consolidated financial statements.



                       AIRGATE PCS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
           (dollars in thousands, except share and per share amounts)

                                                              Three Months Ended                    Nine Months Ended
                                                                   June 30,                             June 30,
                                                       ---------------------------------     --------------------------------
                                                             2003              2002               2003              2002
                                                       ---------------    --------------     -------------    ---------------
Revenue:
     Service revenue..................................    $  64,936          $ 87,219         $ 242,928          $ 230,422
     Roaming revenue..................................       15,764            32,000            67,019             75,458
     Equipment revenue................................        2,486             3,590            10,773             13,523
                                                           --------          --------           -------            -------
                  Total revenue.......................       83,186           122,809           320,720            319,403
                                                           --------          --------          --------            -------

Operating Expense:
     Cost of services and roaming (exclusive
      of depreciation and Amortization as
      shown separately below)...........................    (46,040)          (82,401)         (193,956)          (216,698)
     Cost of equipment..................................     (4,969)           (9,718)          (22,400)           (29,982)
     Selling and marketing expense......................    (12,703)          (28,131)          (57,280)           (85,568)
     General and administrative expense.................     (5,224)           (6,208)          (21,910)           (18,277)
     Non-cash stock compensation expense................       (177)             (183)             (530)              (597)
    Depreciation and amortization of
      property and equipment............................    (11,588)          (19,500)          (48,967)           (47,864)
     Amortization of intangible assets..................         --           (11,260)           (6,855)           (29,377)
     Goodwill impairment................................         --                --                --           (261,212)
                                                            --------          --------         ---------          --------

           Total operating expense......................    (80,701)         (157,401)         (351,898)          (689,575)
                                                            -------          --------          --------            --------
           Operating income (loss)......................      2,485           (34,592)          (31,178)          (370,172)
Interest income.........................................         27               314                94                530
Interest expense........................................    (10,770)          (15,801)          (45,869)           (40,732)
Other...................................................         11                --                11                (20)
                                                           --------         ---------         ---------           --------
           Loss before income tax benefit...............     (8,247)          (50,079)          (76,942)          (410,394)
           Income tax benefit...........................         --                --                --             28,761
                                                           --------         ---------         ---------           --------
                                                                                 --                 --                 --
           Net loss.....................................  $  (8,247)        $ (50,079)        $ (76,942)        $ (381,633)
                                                           =========         =========         =========         ==========
Basic and diluted net loss per share of common stock......$   (0.32)        $   (1.94)        $   (2.97)        $   (16.55)

Basic and diluted weighted-average outstanding common shares..25,939,836        25,801,138         25,897,415        23,059,151


   See accompanying notes to the unaudited consolidated financial statements.


                       AIRGATE PCS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)
                                                                                                   Nine Months Ended
                                                                                                        June 30,
                                                                                                --------------------------
                                                                                                     2003         2002
Cash flows from operating activities:
     Net loss...................................................................................  $ (76,942)    $(381,633)
     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Goodwill impairment.......................................................................         --        261,212
      Depreciation and amortization of property and equipment...................................     48,967         47,864
      Amortization of intangible assets.........................................................      6,855         29,377
      Amortization of financing costs into interest expense.....................................        907          1,397
      Provision for doubtful accounts...........................................................      5,417         22,342
      Interest expense associated with accretion of discounts...................................     35,747         36,441
      Non-cash stock compensation...............................................................        530            597
      Deferred income tax benefit...............................................................         --        (28,761)
        Changes in assets and liabilities:
          Accounts receivable...................................................................     (3,076)       (28,821)
          Receivable from Sprint................................................................     16,777         (4,274)
          Inventories...........................................................................      3,457          3,945
          Prepaid expenses, other current and non-current assets................................     (1,328)        (3,978)
          Accounts payable, accrued expenses and other long term liabilities....................     (4,133)       (23,031)
          Payable to Sprint.....................................................................    (12,911)        10,780
          Deferred revenue......................................................................        383          7,746
                                                                                                 ----------    -----------
                     Net cash provided by (used in) operating activities........................     20,650        (48,797)
                                                                                                 ----------    -----------
Cash flows from investing activities:
     Capital expenditures.......................................................................    (18,838)      (77,405)
     Cash acquired from iPCS....................................................................         --        24,402
     Deconsolidation of iPCS....................................................................    (10,031)           --
     Acquisition of iPCS........................................................................         --        (6,058)
                                                                                                   --------       -------
                     Net cash used in investing activities......................................    (28,869)      (59,061)
                                                                                                   --------      --------

Cash flows from financing activities:
     Proceeds from borrowings under senior credit facilities....................................     8,000        116,200
     Payments for credit facility borrowings....................................................    (1,518)           --
     Payments for capital lease borrowings......................................................        (2)           (4)
     Stock issued to employee stock purchase plan...............................................        --            567
     Proceeds from exercise of employee stock options...........................................        57            685
                                                                                                  --------       --------
                     Net cash provided by financing activities..................................     6,537        117,448
                                                                                                  --------       --------
                     Net (decrease) increase in cash and cash equivalents.......................    (1,682)         9,590
Cash and cash equivalents at beginning of period................................................    32,475         14,290
                                                                                                  --------       --------
Cash and cash equivalents at end of period......................................................  $ 30,793       $ 23,880
                                                                                                  ========       ========

Supplemental disclosure of cash flow information:
     Cash paid for interest.....................................................................  $  8,661       $  7,544
Supplemental disclosure for non-cash investing activities:
     Capitalized interest.......................................................................       381          6,160
     iPCS acquisition:
           Stock issued.........................................................................        --       (706,645)
           Value of common stock options and warrants assumed...................................        --        (47,727)
            Liabilities assumed.................................................................        --       (394,165)
            Assets acquired.....................................................................        --        315,029
     Capital lease obligation...................................................................        --            191


   See accompanying notes to the unaudited consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (unaudited)

(1)   Business, Basis of Presentation and Liquidity

     (a)     Business and Basis of Presentation

The accompanying unaudited quarterly financial statements of AirGate PCS, Inc. (the "Company") are presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, these statements reflect all adjustments, including recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements for the interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002, which is filed with the SEC and may be accessed via EDGAR on the SEC's website at http://www.sec.gov. The results of operations for the quarter and nine months ended June 30, 2003 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2003. Certain prior year amounts have been reclassified to conform to the current year's presentation. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated balance sheets and revenues and expenses during the reporting periods to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates.

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

On November 30, 2001, AirGate acquired iPCS, Inc. (together with its subsidiaries, "iPCS"), a network partner of Sprint with 37 markets in the midwestern United States. The accompanying consolidated financial statements include the accounts of AirGate PCS, Inc. and its wholly-owned restricted subsidiaries, AGW Leasing Company, Inc., AirGate Service Company, Inc., and AirGate Network Services, LLC, and its unrestricted subsidiary iPCS since its acquisition through the date it filed for bankruptcy. On February 23, 2003, iPCS filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Georgia for the purpose of effecting a court-administered reorganization. In accordance with Statement of Financial Accounting Standards (SFAS) No. 94 "Consolidation of All Majority-Owned Subsidiaries" and Accounting Research Bulletin (ARB) No. 51 "Consolidated Financial Statements," when control of a majority-owned subsidiary does not rest with the majority owners (as, for instance, where the subsidiary is in legal reorganization or in bankruptcy), ARB No. 51 precludes consolidation of the majority-owned subsidiary. As a result, subsequent to February 23, 2003, AirGate no longer consolidates the accounts and results of operations of iPCS and the accounts of iPCS are recorded as an investment using the cost method of accounting. Accordingly, the accompanying consolidated balance sheet as of June 30, 2003 does not include the consolidated accounts of iPCS; it does however, include the Company's investment in iPCS at cost. The accompanying consolidated statement of operations for the nine months ended June 30, 2003 includes the consolidated results of operations of iPCS through February 23, 2003. When AirGate no longer has an ownership interest in iPCS, which may occur upon emergence of iPCS from bankruptcy, the investment in iPCS will be reduced proportionately to the remaining ownership percentage, if any, retained by AirGate.

The PCS market is characterized by significant risks as a result of rapid changes in technology, intense competition and the costs associated with the build-out of a PCS network. The Company's operations are dependent upon Sprint's ability to perform its obligations under the agreements between the Company and Sprint (see Note 3) under which the Company has agreed to construct and manage its Sprint PCS networks. Additionally, the Company's ability to attract and maintain a subscriber base of sufficient size and credit quality is critical to achieving sufficient positive cash flow to meet its financial covenants with respect to its indebtedness. Changes in technology, increased competition, economic conditions or inability to achieve sufficient positive cash flow to meet its financial covenants with respect to its indebtedness, among other factors, could have an adverse effect on the Company's financial position, results of operations, and liquidity.

     (b)     Liquidity

The Company has generated significant net losses since inception. For the nine months ended June 30, 2003 and the year ended September 30, 2002, the Company's net loss amounted to $76.9 million and $996.6 million (including goodwill and asset impairment charges of $817.4 million), respectively. As of June 30, 2003, AirGate had working capital of $2.6 million and available credit of $9.0 million under its $153.5 million senior secured credit facility (the "AirGate credit facility").

Immediately prior to iPCS' bankruptcy filing, the lenders under the iPCS credit facility accelerated iPCS' payment obligations as a result of existing defaults under that facility. Concurrent with its bankruptcy filing, iPCS brought a lawsuit against Sprint alleging, among other things, that Sprint had failed to remit certain amounts owed to iPCS under its agreements with Sprint and is seeking to exercise its put rights under its agreements with Sprint. As an unrestricted subsidiary, iPCS is a separate corporate entity from AirGate with its own independent financing sources, debt obligations and sources of revenue. Furthermore, iPCS lenders, noteholders and creditors do not have a lien or encumbrance on assets of AirGate, and AirGate cannot provide capital or other financial support to iPCS. The Company believes AirGate operations will continue independent of the outcome of the iPCS bankruptcy. However, it is likely that AirGate's ownership interest in iPCS will have no value after the restructuring is complete.

While the ultimate and long-term effect on AirGate of iPCS' bankruptcy proceedings cannot be determined, management believes that AirGate and its restricted subsidiaries will continue to operate and that iPCS' bankruptcy proceedings, and related outcomes, will not have a material adverse effect on the liquidity of AirGate.

In addition to its capital needs to fund operating losses, AirGate has historically invested large amounts to build-out its networks and for other capital assets. For the nine months ended June 30, 2003 and since inception, AirGate stand alone invested $10.4 million and $286.0 million respectively to purchase property and equipment. While much of AirGate's network is now complete, capital expenditures will continue to be necessary to increase capacity and improve network operations.

On August 8, 2003, AirGate drew the $9.0 million remaining available under the AirGate credit facility. AirGate currently has no additional sources of working capital other than cash on hand and operating cash flow. If AirGate's actual revenues are less than expected or operating or capital costs are more than expected, AirGate's financial condition and liquidity may be materially adversely affected. In such event, there is substantial risk that the Company could not access the credit or capital markets for additional capital.

AirGate's payment obligations may be accelerated if it is unable to maintain or comply with the financial and operating covenants contained in the AirGate credit facility. The AirGate credit facility contains covenants specifying the maintenance of certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum service revenues, maximum capital expenditures, and the maintenance of a ratio of total debt and senior debt to annualized EBITDA, as defined in the AirGate credit facility.

If the Company is unable to operate the AirGate business within the covenants specified in the AirGate credit facility and is unable to obtain future amendments to such covenants, AirGate's ability to use its cash could be restricted or terminated and its payment obligations could be accelerated. Any such restriction, termination or acceleration could have a material adverse affect on AirGate's liquidity and capital resources.

AirGate has initiated a number of actions to lower its operating costs and capital needs and improve operating cash flow. The following are some of the more significant steps:

o a plan to improve the credit quality of new subscribers and its subscriber base by re-imposing and increasing deposits for sub-prime customers;

o    the elimination of certain personnel positions;

o    a significant reduction in capital expenditures; and

o    a reduction in spending for advertising and promotions.

In addition to these steps, AirGate continues to review potential actions that could further reduce AirGate operating expenses such as exploring ways to lower fees and charges from services now provided by Sprint, including a potential outsourcing of certain services provided by Sprint and increased examination of Sprint fees and charges and cash receipts from Sprint. Although there can be no assurances, AirGate management believes that existing cash, expected results of operations and cash flow from operations will provide sufficient resources to fund AirGate's activities through at least June 30, 2004.

The following reflects the condensed balance sheet information as of June 30, 2003 and September 30, 2002 for AirGate separately identifying iPCS as an investment, and the AirGate statement of operations information for the three months and nine months ended June 30, 2003 and 2002 separately identifying the investment in iPCS and showing the effects of purchase accounting and the historical equity basis loss of iPCS through February 23, 2003 (dollar amounts in thousands):

                                                          As of
                                                June 30,          September 30,
                                                   2003                2002


Condensed Balance Sheet Information:
Cash and cash equivalents..................... $  30,793           $  4,887
Other current assets..........................    44,017             62,819
                                                --------           --------
        Total current assets..................    74,810             67,706

Property and equipment, net...................   184,493            213,777
Other noncurrent assets.......................    12,733             13,732
                                                  ------            -------
                                               $ 272,036          $ 295,215
                                               =========          =========

Current liabilities........................... $  72,257          $  82,175
Long-term debt................................   375,400            354,264
Other long-term liabilities...................     9,566             10,180
Investment in iPCS ...........................   184,115            141,543
                                                --------           --------
      Total liabilities.......................   641,338            588,162

Stockholders' deficit.........................  (369,302)          (292,947)
                                                ---------        -----------
                                               $ 272,036          $ 295,215
                                               =========          =========



                                                                  For the Three Months Ended         For the Nine Months Ended
                                                                  --------------------------         -------------------------
                                                                   June 30,        June 30,          June 30,          June 30,
                                                                     2003            2002              2003              2002
                                                                     ----            ----              ----              ----
Condensed Statement of Operations Information:
Revenue....................................................        $ 83,186           $ 81,147        $241,799          $226,111
                                                                   --------           --------        --------          --------

Cost of revenue............................................         (51,009)          (58,248)      (153,402)          (166,006)
Selling and marketing expense..............................         (12,703)          (15,850)       (40,863)           (59,925)
General and administrative expense.........................          (5,224)           (4,495)       (15,029)            (9,057)
Depreciation and amortization..............................         (11,588)          (10,150)       (34,832)           (28,482)
Non-cash stock compensation expense........................            (177)             (183)          (530)              (597)
                                                                   ---------         ---------       --------           --------

      Total operating expense..............................         (80,701)          (88,926)      (244,656)          (264,067)
                                                                  ---------         ----------      ---------          ---------

      Operating income (loss) .............................           2,485            (7,779)        (2,857)           (37,956)


      Other, net (principally interest)....................         (10,732)           (8,741)       (31,514)           (25,683)
                                                                   ---------         ---------      ---------          ---------
Loss before equity in loss of iPCS and effects of purchase
    accounting, and income tax benefit.....................          (8,247)          (16,520)       (34,371)           (63,639)
Historical equity basis loss of iPCS.......................              --           (24,383)       (36,984)           (60,172)
Effects of purchase accounting.............................              --            (9,176)        (5,587)          (286,583)
                                                                         --                --             --             28,761
                                                                   ---------         ---------       ---------         ---------
Net loss...................................................        $ (8,247)        $ (50,079)     $ (76,942)         $(381,633)
                                                                   ========          =========       =========         =========

     (c)     Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potentially dilutive securities of 39,835, 40,132, 39,588 and 40,155 for the three and nine months ended June 30, 2003 and 2002, respectively have been excluded from the computation of dilutive net loss per share for the periods presented because the Company had a net loss and their effect would have been antidilutive.

     (d)     Stock-based Compensation Plans

We have elected to continue to account for our stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and disclose pro forma effects of the plans on a net loss and loss per share basis as provided by SFAS No. 123, "Accounting for Stock-Based Compensation."
Accordingly, as the fair market value on the date of grant was equal to the exercise price, we did not recognize any compensation cost. Had compensation cost for these plans been determined based on the fair value at the grant dates during the three and nine months ended June 30, 2003 and 2002 under the plans consistent with the method of SFAS No. 123, the pro forma net loss and loss per share would have been as follows (in thousands, except per share data):


                                         Three Months Ended June 30,          Nine Months Ended June 30,
                                            2003              2002              2003              2002
                                            ----              ----              ----              ----

      Net loss, as reported              $  (8,247)     $  (50,079)            $  (76,942)      $ (381,633)

      Add:  stock based
      compensation expense included
      in determination of net loss             177             183                    530              597

      Less:  stock-based
      compensation expense
      determined under the fair
      value based method                    (2,426)         (2,284)                (7,278)          (6,853)
                                          --------       ---------              ---------        ---------

      Pro forma net loss                  $(10,496)      $ (52,180)            $  (83,690)      $ (387,889)
                                          ---------      ----------             ---------        ---------

      Basic and diluted loss per share:
           As reported                    $  (0.32)      $   (1.94)            $    (2.97)      $   (16.55)
           Pro forma                      $  (0.40)      $   (2.02)            $    (3.23)      $   (16.82)


(2)     New Accounting Pronouncements

In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The application of SFAS No. 150 is not expected to have a material adverse effect on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. This interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation is effective for interim periods beginning after June 15, 2003 for all variable interests in variable interest entities created prior to January 31, 2003. The application of Interpretation No. 46 is not expected to have a material adverse effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS No. 123 and 148.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company guarantees certain lease commitments of its restricted subsidiaries. The maximum amount of these guarantees is included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2002. Also, the handsets sold by the Company are under a one-year warranty from Sprint. If a customer returns a handset for warranty, the Company generally provides the customer with a refurbished handset and sends the warranty handset to Sprint for repair. Sprint provides a credit to the Company equal to the retail price of the refurbished handset. Therefore, the warranty expense for the Company is not deemed material. The Company will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

In November 2002, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Element Deliverables." The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance will be applicable to agreements entered into for quarters beginning after June 15, 2003. AirGate will adopt EITF 00-21 effective July 1, 2003. The Company is currently evaluating the impact of this change.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The Company adopted SFAS No. 146 on October 1, 2002. There was no impact on adoption of this statement.

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

(3)    Sprint Agreements

Under the Sprint Agreements, Sprint is obligated to provide the Company significant support services such as billing, collections, long distance, customer care, network operations support, inventory logistics support, use of Sprint brand names, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue and expenses when Sprint's and Sprint's network partners' wireless subscribers incur minutes of use in the Company's territories and when the Company's subscribers incur minutes of use in Sprint and other Sprint network partners' PCS territories. These transactions are recorded in roaming revenue, cost of service and roaming, cost of equipment, and selling and marketing expense captions in the accompanying consolidated statements of operations. Cost of service and roaming transactions include the 8% affiliation fee, long distance charges, roaming expense and costs of services such as billing, collections, customer service and pass-through expenses. Cost of equipment transactions relate to inventory purchased by the Company from Sprint under the Sprint agreements. Selling and marketing transactions relate to subsidized costs on handsets and commissions paid by the Company under Sprint's national distribution programs. Amounts recorded relating to the Sprint agreements for the three and nine months ended June 30, 2003 and 2002 are as follows (dollar amounts in thousands):



                                                                            For the Three Months               For the Nine Months
                                                                                Ended June 30,                    Ended June 30,
                                                                             2003*        2002                2003*          2002
                                                                            --------------------              ---------------------
Amounts included in the Consolidated Statement of Operations:
     AirGate roaming revenue............................................   $ 14,595      $ 20,181            $ 45,397      $ 50,228
     AirGate cost of service and roaming:
          Roaming.......................................................     11,548        13,465              37,010        38,352
          Customer service..............................................      9,313        10,348              31,040        26,921
          Affiliation fee...............................................      4,203         4,218              13,748        11,490
          Long distance.................................................      3,309         3,883               9,353        10,943
          Other.........................................................        546           473               1,536         1,555
                                                                           ---------     ---------           ---------     ---------
     AirGate cost of service and roaming................................     28,919        32,387              92,687        89,261
     AirGate purchased inventory........................................      3,971         6,398              12,192        16,969
     AirGate selling and marketing......................................      3,672         3,871               9,784        18,172

     iPCS roaming revenue...............................................       $ --        $9,207            $ 14,724      $ 21,074
     iPCS cost of service and roaming:
          Roaming.......................................................         --         6,649              12,158        16,604
          Customer service..............................................         --         5,458              11,760        11,255
          Affiliation fee...............................................         --         2,352               4,911         5,292
          Long distance.................................................         --         2,668               3,281         6,259
          Other.........................................................         --           172                 461           487
                                                                           ---------     ---------           ---------     ---------
     iPCS cost of service and roaming:..................................         --        17,299              32,571        39,897
     iPCS purchased inventory...........................................         --         7,306               6,124        15,294
     iPCS selling and marketing.........................................         --         2,107               3,138         8,930

* For iPCS, subsequent to February 23, 2003 the results of iPCS are no longer consolidated with the results of AirGate.


Amounts included in the Consolidated Balance Sheets:

                                             As of
                                   June 30,         September 30,
                                    2003               2002
                                    ----               ----
Receivable from Sprint            $ 13,709        $  44,953
Payable to Sprint                  (40,005)         (88,360)

Because approximately 95% of our revenue is collected by Sprint and 65% of cost of service and roaming in our financial statements are derived from fees and charges, including pass-through charges from Sprint, we have a variety of settlement issues and other contract disputes open and outstanding from time to time. The amount Sprint has asserted we owe is approximately $7.0 million. This includes, but is not limited to, the following items, all of which for accounting purposes have been reserved or otherwise provided for:

o In fiscal year 2002, Sprint PCS asserted it has the right to recoup up to $3.9 million in long-distance access revenues previously paid by Sprint PCS to AirGate, for which Sprint PCS has invoiced $1.2 million. We have disputed these amounts.

o Sprint invoiced AirGate approximately $0.5 million with respect to calendar year 2002 to reimburse Sprint for certain 3G related development expenses. We are disputing Sprint's right to charge 3G fees in 2002 and beyond, and we estimate such fees will be $1.4 million in fiscal year 2003.

o We continue to discuss with Sprint whether AirGate owes software maintenance fees to Sprint of approximately $1.7 million for calendar 2002 and $1.7 million for calendar year 2003. Our position is that Sprint is not authorized to charge these fees to AirGate under the terms of our agreements.

o During the nine months ended June 30, 2003, Sprint billed AirGate $1.6 million for information technology (IT) expenses including the reimbursement of amortization of IT projects completed by Sprint. The Company has disputed Sprint's right to collect these fees.

Sprint has invoiced approximately $7.0 million. This invoiced amount does not include certain long distance access revenue charges, or future fees relating to 3G, software maintenance and information technology.

We intend to vigorously contest these charges and to closely examine all fees and charges imposed by Sprint. In addition to these disputes, we have other outstanding issues with Sprint which could result in set-offs to the items described above or in payments due from Sprint. For example, we believe Sprint has failed to calculate, pay and report on collected revenues in accordance with our agreements with Sprint, which, together with other cash remittance issues, has resulted in a shortfall in cash payments to AirGate. As a result of these and other issues and in connection with our review of accounts receivable at September 30, 2002, we reclassified approximately $10.0 million of AirGate subscriber accounts receivable for the fiscal year ended September 30, 2002 to a receivable from Sprint. We continue to explore the causes for this discrepancy.

During this fiscal year, Sprint has paid $10.5 million for amounts that were previously not properly remitted to AirGate. The $10.5 million paid by Sprint included $4.1 million of previously unapplied customer deposits, $4.0 million of revenue for AirGate subscribers whose bills are paid through national accounts, $0.6 million of subscriber payments resulting from a change in the method of calculating collected revenues and $1.8 million for E911 and other items. During the nine months ended June 30, 2003, AirGate recorded $3.6 million in credits from Sprint as a reduction in cost of services and $1.8 million as an increase in revenues. We are reviewing whether additional amounts are due to AirGate and we continue to discuss with Sprint the proper method for calculating, paying and reporting on collected revenues and other matters.

Monthly Sprint service charges are set by Sprint at the beginning of each calendar year. Sprint takes the position that at the end of each year, it can determine its actual costs to provide these services to its network partners and require a final settlement against the charges actually paid. If the cost to provide these services are less than the amounts paid by Sprint's network partners, Sprint issues a credit for these amounts. If the costs to provide the services are more that the amounts paid by Sprint's network partners, Sprint charges the network partners for these amounts. Sprint credited to AirGate $1.3 million, which was recorded as a reduction of cost of service in the quarter ended December 31, 2002.

The Sprint Agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. AirGate was in compliance in all material respects with these requirements at June 30, 2003.

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

(5)     Staff Reduction and Retail Store Closings

As discussed in Note 1, AirGate has identified additional opportunities to reduce its cost structure and streamline its operations. The Company adopted a restructuring plan to reduce its workforce and to close a number of retail locations which resulted in restructuring charges of $0.8 million, $0.8 million and $0.4 million during the quarters ended December 31, 2002, March 31, 2003 and June 30, 2003, respectively.

During the quarter ended December 31, 2002, the restructuring charge included provisions for severance of approximately 65 management and operating staff ($0.6 million) as well as 3 retail locations ($0.2 million). During the quarter ended March 31, 2003, the restructuring charge included provisions for severance of approximately 154 management and operating staff ($0.6 million) as well as 16 retail locations and 10 administrative offices ($0.2 million), primarily for iPCS. During the quarter ended June 30, 2003, the restructuring charge included provisions for severance of approximately 76 management and operating staff ($0.2 million), as well as 3 retail locations ($0.2 million). Further charges may be necessary as AirGate services are terminated under the services agreement with iPCS as described in Note 7.

The following summarizes the activity and balances as of June 30, 2003 (dollar amounts in thousands):

                                                                 Facilities
                             Severance            Closure           Total
                            ------------      ------------      ------------
Balance - October 1, 2002       $   0               $   0           $    0
      Restructuring charges     1,312                 589            1,901
      Payments                 (1,276)                (23)          (1,299)
                            ------------      ------------      -------------
Balance - June 30, 2003         $  36              $  566           $  602
                            ============      ============      =============

(6)     Income Taxes

The Company realized an income tax benefit of $28.8 million during the nine months ended June 30, 2002. No such amounts were realized in the quarter and nine months ended June 30, 2003, nor will amounts be realized in the future unless management believes the recoverability of deferred tax assets is more likely than not.

(7)     Transactions Between AirGate and iPCS

The Company formed AirGate Service Company, Inc. ("ServiceCo") to provide management services to both AirGate and iPCS. ServiceCo is a wholly-owned restricted subsidiary of AirGate. Personnel who provide general management services to AirGate and iPCS are leased to ServiceCo. Historically, the management personnel included AirGate staff in the Company's principal corporate offices in Atlanta and the iPCS accounting staff in Geneseo, Illinois. ServiceCo expenses are allocated between AirGate and iPCS based on the percentage of subscribers they contribute as compared to the total number of Company subscribers (the "ServiceCo Allocation"), which is currently 60% AirGate and 40% iPCS. Expenses that relate to one company are allocated to that company. Expenses that relate to ServiceCo or both companies are allocated in accordance with the ServiceCo Allocation. For the three months and nine months ended June 30, 2003, ServiceCo charged iPCS for net expenses of $0.6 million and $2.7 million, respectively.

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

Subsequent to the amendment, certain services have been terminated by AirGate and iPCS. We anticipate that prior to September 30, 2003, substantially all management services provided by ServiceCo to iPCS will be terminated.

AirGate has completed transactions at arms-length in the normal course of business with its unrestricted subsidiary iPCS. These transactions are comprised of roaming revenue and expenses, inventory sales and purchases and sales of network equipment.

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

AirGate Network Services LLC ("ANS") is a wholly-owned restricted subsidiary of AirGate. ANS has fully and unconditionally guaranteed the AirGate notes and the AirGate credit facility. ANS was formed to provide construction management services for AirGate's PCS network.

AirGate Service Company, Inc. is a wholly-owned restricted subsidiary of AirGate. ServiceCo has fully and unconditionally guaranteed the AirGate notes and the AirGate credit facility. ServiceCo was formed to provide management services to AirGate and iPCS.

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

The following shows the unaudited condensed consolidated financial statements for AirGate and its subsidiaries as of June 30, 2003 and September 30, 2002 and for the three months and nine months ended June 30, 2003 and 2002 (dollar amounts in thousands):

                                  Unaudited Condensed Consolidating Balance Sheets
                                              As of June 30, 2003

                                               AirGate
                            AirGate PCS,      Guarantor
                                Inc.         Subsidiaries    Eliminations   Consolidated
                            --------------  ---------------  -------------  --------------
Cash and cash equivalents..    $  30,796            $   (3)       $   --        $  30,793

Other current assets.......      104,848               529        (61,360)         44,017
                            --------------  ---------------  -------------  --------------

Total current assets.......      135,644               526        (61,360)         74,810
Property and equipment,
  net......................      145,303            39,190             --         184,493
Other noncurrent assets....       12,733                --             --          12,733
                            --------------  ---------------  -------------  --------------

Total assets..............     $ 293,680          $ 39,716      $ (61,360)      $ 272,036
                            ==============  ===============  =============  ==============

Current liabilities.......    $  (15,061)        $ 148,678      $ (61,360)      $  72,257
Long-term debt............       375,400                --             --         375,400
Other long-term
liabilities...............         9,566                --             --           9,566
Investment in
subsidiaries..............       293,077                --        (108,962)       184,115


Total liabilities.........       662,982           148,678        (170,322)       641,338
                            --------------  ---------------  -------------- --------------
Stockholders' equity
  (deficit)...............      (369,302)         (108,962)        108,962       (369,302)
                            --------------  ---------------  -------------  --------------
Total liabilities and
  stockholders' equity
  (deficit)..............      $ 293,680          $ 39,716      $ (61,360)      $ 272,036
                            ==============  ===============  ============== ==============

                                                             Condensed Consolidating Balance Sheets
                                                                    As of September 30, 2002

                             AirGate         AirGate                                          iPCS
                               PCS,         Guarantor                     AirGate         Non-Guarantor
                               Inc.        Subsidiaries Eliminations    Consolidated(1)   Subsidiary      Eliminations  Consolidated
                           -------------   ------------ -------------   --------------   -------------   --------------  -----------

Cash and cash
equivalents..............      $  4,769        $   118       $  --           $  4,887      $  27,588         $    --       $  32,475

Other current assets.....       122,869            529      (60,579)           62,819         35,593           (1,114)        97,298
                           -------------   ------------ -------------   --------------   -------------   --------------  -----------

Total current assets.....       127,638            647      (60,579)           67,706         63,181           (1,114)       129,773


Property and
  equipment, net.........       168,163         45,614           --           213,777       185,378            --            399,155
Intangible assets, net...         1,428             --           --             1,428        26,899            --             28,327
Other noncurrent assets..         4,924             --           --             4,924        12,115            --             17,039
                           -------------   ------------ -------------   --------------   -------------   --------------  -----------

Total assets.............     $ 302,153      $  46,261    $ (60,579)        $ 287,835      $ 287,573        $  (1,114)     $ 574,294
                           =============   ============ =============   ==============   =============   ==============  ===========
Current liabilities......     $  55,535      $ 130,767    $ (60,579)        $ 125,723      $ 369,564        $  (1,114)     $ 494,173
Long-term debt...........       354,264             --           --           354,264            564               --        354,828
Other long-term
  liabilities............         1,583             --           --             1,583         16,657               --         18,240
Investment in
  subsidiaries...........       183,718             --      (84,506)           99,212             --          (99,212)            --
                           -------------   ------------ -------------   --------------   -------------   --------------  -----------
Total liabilities........       595,100        130,767     (145,085)          580,782        386,785         (100,326)       867,241
                           -------------   ------------ -------------   --------------   -------------   --------------  -----------

Stockholders' equity
  (deficit)..............      (292,947)       (84,506)      84,506          (292,947)        (99,212)         99,212      (292,947)
                           -------------   ------------ -------------   --------------   -------------   --------------  -----------

Total liabilities and
  stockholders' equity
  (deficit)..............     $ 302,153      $  46,261    $ (60,579)         $287,835       $ 287,573       $  (1,114)     $ 574,294
                           =============   ============ =============   ==============   =============   ===========================

(1) Amounts in AirGate consolidated include the effects of purchase accounting related to the iPCS acquisition. Balance sheet information includes $44 million of debt and $1 million of net assets as of September 30, 2002. The net loss of AirGate includes expenses related to the effects of purchase accounting for iPCS of $5.6 million and $283.7 million for the nine months ended June 30, 2003 and 2002, respectively. The nine months ended June 30, 2002 includes a tax benefit related to the iPCS acquisition of $28.8 million. Subsequent to February 23, 2003, AirGate no longer consolidates the accounts and results of operations of its unrestricted subsidiary iPCS. The accounts of iPCS are recorded as an investment using the cost method of accounting.

                                     Unaudited Condensed Consolidating Statement of Operations
                                             For the Three Months Ended June 30, 2003


                                  AirGate PCS,   AirGate Guarantor     Eliminations
                                      Inc.          Subsidiaries                       Consolidated
                                ----------------- ----------------- ----------------- --------------
Total revenue..................        $  83,186         $      --        $     --      $ 83,186
Cost of revenue................          (46,786)            (4,223)            --       (51,009)
Selling and marketing..........          (11,656)            (1,047)            --       (12,703)
General and administrative.....           (4,892)              (332)            --        (5,224)
Depreciation and amortization..          (10,798)              (790)            --       (11,588)
Non-cash stock compensation
  expense......................             (177)                --             --          (177)
                                ------------------ ------------------ -------------- --------------

Total operating expense........          (74,309)            (6,392)            --       (80,701)
                                ------------------ ------------------ -------------- --------------

Operating income (loss)........            8,877             (6,392)                       2,485
Other, net (principally
  interest)....................          (10,741)                 9             --        (10,732)
Loss in subsidiaries...........           (6,383)                --           6,383            --
                                ------------------ ------------------ -------------- --------------

Loss before income tax ........           (8,247)            (6,383)          6,383        (8,247)
Income tax.....................               --                 --             --             --
                                ------------------ ------------------ -------------- --------------

Net loss.......................        $  (8,247)        $   (6,383)      $     6,383       $ (8,247)
                                ================== ================== =================  =============


                                                       Unaudited Condensed Consolidating Statement of Operations
                                                                For the Three Months Ended June 30, 2002

                                AirGate      AirGate                                        iPCS
                                 PCS,       Guarantor                       AirGate      Non-Guarantor
                                 Inc.      Subsidiaries   Eliminations  Consolidated(1)  Subsidiary    Eliminations     Consolidated
                              ------------ -------------  ------------- -------------- -------------  --------------- --------------
Total revenue...............    $  81,147     $      --      $      --    $    81,147    $   41,491      $      171     $   122,809
Cost of revenue.............      (53,728)       (3,837)            --        (57,565)      (35,236)            682         (92,119)
Selling and marketing.......      (15,292)         (558)            --        (15,850)      (11,428)           (853)        (28,131)
General and administrative..       (4,364)         (131)            --         (4,495)       (1,713)             --          (6,208)
Depreciation and
   amortization.............      (17,828)       (2,181)            --        (20,009)      (10,751)             --         (30,760)
Non-cash stock compensation
   expense..................         (183)           --             --           (183)           --              --            (183)
                              ------------ -------------  ------------- -------------- -------------  ------------------------------
Total operating expense.....      (91,395)       (6,707)            --        (98,102)      (59,128)           (171)       (157,401)
                              ------------ -------------  ------------- -------------- -------------  ------------------------------

Operating loss..............      (10,248)       (6,707)                      (16,955)      (17,637)             --         (34,592)
Other, net (principally
   interest)................       (9,505)          764             --         (8,741)       (6,746)             --         (15,487)
Loss in subsidiaries........      (30,326)          --           5,943        (24,383)           --           24,383              --
                              ------------ -------------  ------------- -------------- -------------  ------------------------------

Loss before income tax .....      (50,079)       (5,943)         5,943        (50,079)      (24,383)          24,383        (50,079)
Income tax .................           --            --             --            --            --               --              --
                              ------------ -------------  ------------- -------------- -------------  ------------------------------


Net loss....................    $ (50,079)    $  (5,943)     $   5,943    $   (50,079)   $  (24,383)      $   24,383     $  (50,079)
                              ============ =============  ============= ============== =============  ==============================

                                                     Unaudited Condensed Consolidating Statement of Operations
                                                             For the Nine Months Ended June 30, 2003

                              AirGate        AirGate     Eliminations      AirGate          iPCS        Eliminations  Consolidated
                                            Guarantor                    Consolidated(1)  Non-Guarantor
                             PCS, Inc.    Subsidiaries                                   Subsidiary
                            ------------- -------------- ------------   --------------- --------------  ------------ ---------------



Total revenue..............   $  241,799     $       --     $    --     $    241,799   $     79,364    $     (443)     $  320,720
Cost of revenue............     (140,675)       (12,803)         --          (153,478)       (63,321)          443       (216,356)
Selling and marketing......      (37,867)        (2,996)         --           (40,863)       (16,417)           --        (57,280)
General and administrative.      (13,416)        (1,613)         --           (15,029)        (6,881)           --        (21,910)
Depreciation and
  amortization.............      (33,984)        (7,161)         --           (41,145)       (14,677)           --        (55,822)
Non-cash stock
  compensation expense.....         (530)           --           --              (530)            --            --           (530)
                            ------------- -------------- ------------   --------------- --------------  ------------ ---------------

Total operating expense....     (226,472)       (24,573)         --          (251,045)      (101,296)          443       (351,898)
                            ------------- -------------- ------------   --------------- --------------  ------------ ---------------

Operating income (loss) ...       15,327        (24,573)         --            (9,246)       (21,932)                     (31,178)
Other, net (principally
  interest)................      (30,829)           117          --           (30,712)       (15,052)           --        (45,764)
Loss in subsidiaries.......      (61,440)            --       24,456          (36,984)            --        36,984             --
                            ------------- -------------- ------------   --------------- --------------  ------------ ---------------

Loss before income tax.....      (76,942)       (24,456)      24,456           (76,942)       (36,984)       36,984        (76,942)
Income tax.................          --              --           --               --              --            --             --
                            ------------- -------------- ------------   --------------- --------------  ------------ ---------------


Net loss...................    $ (76,942)    $  (24,456)     $24,456      $    (76,942)   $   (36,984)   $   36,984     $  (76,942)
                            ============= ============== ============   =============== ==============  ============ ===============



                                                          Unaudited Condensed Consolidating Statement of Operations
                                                                   For the Nine Months Ended June 30, 2002

                             AirGate PCS,      AirGate     Eliminations    AirGate         iPCS        Eliminations
                                              Guarantor                  Consolidated(1) Non-Guarantor                 Consolidated
                                 Inc.       Subsidiaries                                 Subsidiary
                             -------------- -------------- ------------ -------------- -------------- ------------- ---------------

Total revenue..............   $    226,111   $         --   $      --    $   226,111    $    93,975     $    (683)   $   319,403
Cost of revenue............       (152,964)       (11,347)         --       (164,311)       (83,052)          683       (246,680)
Selling and marketing......        (57,868)        (2,057)         --        (59,925)       (25,643)           --        (85,568)
General and administrative.         (8,605)          (452)         --         (9,057)        (9,220)           --        (18,277)
Depreciation and
  amortization.............        (49,301)        (6,344)         --        (55,645)       (21,596)           --        (77,241)
Non-cash stock
  compensation expense.....           (597)            --          --           (597)            --            --           (597)
Goodwill impairment........       (261,212)            --          --       (261,212)            --            --       (261,212)
                             -------------- -------------- ------------ -------------- -------------- ------------- ---------------

Total operating expense....       (530,547)       (20,200)         --       (550,747)      (139,511)          683       (689,575)
                             -------------- -------------- ------------ -------------- -------------- ------------- ---------------

Operating loss.............       (304,436)       (20,200)          --      (324,636)       (45,536)          --        (370,172)
Other, net (principally
  interest)................        (27,618)         2,032           --       (25,586)       (14,636)          --         (40,222)
Loss in subsidiaries.......        (78,340)           --        18,168       (60,172)            --       60,172            --
                             -------------- -------------- ------------ -------------- -------------- ------------- ---------------

Loss before income tax
  benefit..................       (410,394)       (18,168)      18,168       (410,394)       (60,172)      60,172       (410,394)
Income tax benefit.........         28,761             --          --          28,761             --           --         28,761
                             -------------- -------------- ------------ -------------- -------------- ------------- ---------------


Net loss...................     $ (381,633)  $    (18,168)   $  18,168    $  (381,633)   $   (60,172)    $  60,172    $  (381,633)
                             ============== ============== ============ ============== ============== ============= ===============

                                                   Unaudited Condensed Consolidating Statement of Cash Flows
                                                             For the Nine Months Ended June 30, 2003


                                           AirGate                                            iPCS
                          AirGate PCS,    Guarantor                      AirGate         Non-Guarantor
                              Inc.       Subsidiaries     Eliminations  Consolidated(1)   Subsidiary     Eliminations   Consolidated
                          -------------- -------------    ------------- --------------   -------------  -------------- -------------


Operating activities,
  net..................        $ 29,857      $  (121 )        $   --        $ 29,736       $  (9,086)       $  --         $ 20,650

Investing activities,
  net..................         (10,369)         --               --         (10,369)        (18,500)          --          (28,869)
Financing activities,
  net..................           6,539          --               --           6,539          (2)              --            6,537
                          -------------- -------------    ------------- --------------   -------------  -------------- -------------

Increase (decrease) in
  cash and cash
  equivalent...........          26,027         (121)             --          25,906         (27,588)          --           (1,682)
Cash at beginning of
  period...............           4,769          118              --           4,887          27,588           --           32,475
                          -------------- -------------    ------------- --------------   -------------  -------------- -------------

Cash at end of period..        $ 30,796       $   (3 )        $   --       $  30,793         $   --        $   --         $ 30,793
                          ============== =============    ============= ==============   =============  ============== =============


                                                      Unaudited Condensed Consolidating Statement of Cash Flows
                                                               For the Nine Months Ended June 30, 2002


                                                                                            iPCS
                          AirGate PCS,    Guarantor                      AirGate         Non-Guarantor
                              Inc.       Subsidiaries     Eliminations  Consolidated(1)   Subsidiary     Eliminations   Consolidated
                          -------------- -------------    ------------- --------------   -------------  -------------- -------------

Operating activities,
  net..................     $ (33,348)    $   4,193         $     --     $  (29,15)    $  (19,642)          $   --    $   (48,797)

Investing activities,
  net..................       (9,881 )       (4,055)              --        (13,93)       (45,125)              --        (59,061)
Financing activities,
  net..................       57,452            --                --         57,452        59,996               --        117,448
                          ------------  --------------   ------------- --------------  -------------    -------------  -------------


Increase (decrease) in
  cash and cash
  equivalent...........       14,223            138             --         14,361        (4,771)               --            9,590
Cash at beginning of
  period...............       (9,955)          (157)            --         (10,11)       24,402                --           14,290
                          ------------  --------------   ------------- --------------  -------------    -------------  -------------

Cash at end of period..    $   4,268         $  (19)        $   --      $   4,249      $  19,631            $  --      $   23,880
                          ============  ==============   ============= ==============  =============    =============  =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A") contains forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our liquidity, the wireless industry, our beliefs and management's assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by us or on our behalf. Such forward looking statements include statements regarding expected financial results and other planned events, including but not limited to, anticipated liquidity, churn rates, ARPU, CPGA and CCPU (all as defined in the Key Operating Metrics), roaming rates, EBITDA (as defined in the Key Operating Metrics), and capital expenditures. Words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "seek", "project," "target," "goal," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. These risks and uncertainties include:

o    the  impact  and  outcome  of  the  iPCS  bankruptcy   filing  and  related
     proceedings;

o the competitiveness and impact of Sprint's pricing plans and PCS products and services;

o    subscriber credit quality;

o    the potential to experience a continued high rate of subscriber turnover;

o the ability of Sprint to provide back office billing, subscriber care and other services and the quality and costs of such services or, alternatively, our ability to outsource all or a portion of these services;

o    inaccuracies in financial information provided by Sprint;

o    new charges and fees, or increased charges and fees, charged by Sprint;

o    the impact and outcome of disputes with Sprint;

o    rates of penetration in the wireless industry;

o    our significant level of indebtedness;

o the impact and outcome of legal proceedings between other Sprint network partners and Sprint;

o    adequacy of bad debt and other allowances;

o    the potential need for additional sources of liquidity;

o    anticipated future losses;

o    subscriber purchasing patterns;

o    customer satisfaction with our network and operations;

o    potential fluctuations in quarterly results;

o    an adequate supply of subscriber equipment;

o    risks related to future growth and expansion; and

o    the volatility of the market price of AirGate's common stock.


These and other applicable risks and uncertainties are summarized under the captions "Future Trends That May Affect Operating Results, Liquidity and Capital Resources" included in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this quarterly report on Form 10-Q and "Risk Factors" included in Part II under "Item 5 - Other Information" of this quarterly report on Form 10-Q and elsewhere in this report.

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

Overview

On July 22, 1998, AirGate entered into management and related agreements with Sprint whereby it became the network partner of Sprint with the right to provide 100% digital PCS products and services under the Sprint brand names in AirGate's original territory in the southeastern United States. In January 2000, AirGate began commercial operations with the launch of four markets covering 2.2 million residents in AirGate's territory. By September 30, 2000, AirGate had launched commercial PCS service in all 21 of its markets, which comprise AirGate's original territory. At June 30, 2003, AirGate had total network coverage of approximately 6.0 million residents or 83% of the 7.2 million residents in its territory.

Under AirGate's long-term agreements with Sprint, we manage our network on Sprint's licensed spectrum and have the right to use the Sprint brand names royalty-free during our PCS affiliation with Sprint. We also have access to Sprint's national marketing support and distribution programs and are generally required to buy network equipment and subscriber handsets from vendors approved by Sprint or from Sprint directly. The agreements with Sprint generally provide that these purchases are to be made at the same discounted rates offered by vendors to Sprint based on its large volume purchases. AirGate pays an affiliation fee of 8% of collected revenues to Sprint. We are entitled to 100% of revenues collected from the sale of handsets and accessories and on roaming revenue received when customers of Sprint and Sprint's other network partners make a wireless call on our PCS network.

On November 30, 2001, AirGate acquired iPCS, a network partner of Sprint with 37 markets in the midwestern states of Michigan, Illinois, Iowa and Nebraska. The acquisition of iPCS increased the total resident population in the Company's markets from approximately 7.1 million to approximately 14.5 million. On February 23, 2003, iPCS filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Georgia for the purpose of effecting a court-administered reorganization. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 94 "Consolidation of All
Majority-Owned Subsidiaries" and Accounting Research Bulletin ("ARB") No. 51 "Consolidated Financial Statements," when control of a majority-owned subsidiary does not rest with the majority owners (as, for instance, where the subsidiary is in legal reorganization or in bankruptcy), ARB No. 51 precludes consolidation of the majority-owned subsidiary. As a result, subsequent to February 23, 2003, AirGate no longer consolidates the accounts and results of operations of iPCS and the accounts of iPCS are recorded as an investment using the cost method of accounting.

As required by the terms of AirGate's and iPCS' respective outstanding indebtedness, AirGate and iPCS conduct its business as separate corporate entities from the other. AirGate's notes require subsidiaries of AirGate to be classified as either "restricted subsidiaries" or "unrestricted subsidiaries." A restricted subsidiary is defined generally as any subsidiary that is not an unrestricted subsidiary. An unrestricted subsidiary includes any subsidiary which:

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

AirGate's notes impose certain affirmative and restrictive covenants on AirGate and its restricted subsidiaries and also include as events of default certain events, circumstances or conditions involving AirGate or its restricted subsidiaries. Because iPCS is an unrestricted subsidiary, the covenants and events of default under AirGate's notes generally do not apply to iPCS.

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

For AirGate, the allowance for doubtful accounts was $4.6 million as of June 30, 2003 and $6.8 million as of September 30, 2002. If the allowance for doubtful accounts is not adequate, it could have a material adverse affect on the Company's liquidity, financial position and results of operations.

The Company also reviews current trends in the credit quality of its subscriber base. As of June 30, 2003, 30% of AirGate's subscriber base consisted of sub-prime credit quality subscribers. Sprint has a program in which subscribers with lower quality credit or limited credit history may nonetheless sign up for service subject to certain account spending limits, if the subscriber makes a deposit ranging from $125 to $250. In May 2001, Sprint introduced the no-deposit account spending limit program, in which the deposit requirement was waived except in very limited circumstances (the "NDASL program"). The NDASL program was replaced in late 2001 with the Clear Pay program. The Clear Pay program re-instituted the deposit for only the lowest credit quality subscribers. The NDASL and Clear Pay programs and their associated lack of general deposit requirements increased the number of the Company's sub-prime credit subscribers. In February 2002, Sprint allowed its network partners to re-institute deposits in a program called the Clear Pay II program. The Clear Pay II program and its deposit requirements are currently in effect in all of AirGate's markets, which reinstated a deposit requirement of $125 for most sub-prime credit subscribers. In early February 2003, management increased the deposit threshold to $250 for sub-prime customers.

First Payment Default Subscribers

The Company had previously reserved for subscribers that it anticipated would never pay a bill. During the three months ended March 31, 2003, the Company experienced a significant improvement in customer payment behavior for these customers as well as a significant improvement in the credit quality of new subscribers to the Company. As a result, the Company determined that the first payment default reserve is no longer necessary. At June 30, 2003, first payment default reserve was $0.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. The Company's revenue recognition polices are consistent with the guidance in Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" promulgated by the Securities and Exchange Commission.

The Company records equipment revenue from the sale of handsets and accessories to subscribers in its retail stores and to local distributors in its territories upon delivery to the subscriber. The Company does not record equipment revenue on handsets and accessories purchased by subscribers from national third-party retailers such as Radio Shack, Best Buy and Circuit City, or directly from Sprint by subscribers in its territories. The Company believes the equipment revenue and related cost of equipment associated with the sale of wireless handsets and accessories is a separate earnings process from the sale of wireless services to subscribers. Because such arrangements do not require a customer to subscribe to the Company's wireless services and because the Company sells wireless handsets to existing customers at a loss, the Company currently accounts for these transactions separately from agreements to provide customers wireless service.

The Company's subscribers pay an activation fee to the Company when they initiate service. The Company defers activation fee revenue over the average life of its subscribers, which is estimated to be 30 months. The Company recognizes service revenue from its subscribers as they use the service. The Company provides a reduction of recorded revenue for billing adjustments, late payment fees, and early cancellation fees. The Company also reduces recorded revenue for rebates and discounts given to subscribers on wireless handset sales in accordance with Emerging Issues Task Force ("EITF") Issue No. 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." For industry competitive reasons, the

Company sells wireless handsets at a loss. The Company participates in the Sprint national and regional distribution programs in which national retailers such as Radio Shack, Best Buy and Circuit City sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for Sprint PCS products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Company's Sprint agreements, when a national retailer sells a handset purchased from Sprint to a subscriber in the Company's territories, the Company is obligated to reimburse Sprint for the handset subsidy. The Company does not receive any revenue from the sale of handsets and accessories by such national retailers. The Company classifies these handset subsidy charges as a selling and marketing expense for a new subscriber handset sale and classifies these subsidies as a cost of service and roaming for a handset upgrade to an existing subscriber.

Sprint retains 8% of collected service revenue from subscribers based in the Company's markets and from non-Sprint subscribers who roam onto the Company's network. The amount of affiliation fee retained by Sprint is recorded as cost of service and roaming. Revenue derived from the sale of handsets and accessories by the Company and from certain roaming services (outbound roaming and roaming revenue from Sprint PCS and its PCS network partner subscribers) are not subject to the 8% affiliation fee from Sprint.

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

Impairment of Long-Lived Assets and Goodwill

The Company accounts for long-lived assets and goodwill in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets. The Company no longer has any assets recorded subject to SFAS 142 impairment testing. As of September 30, 2002, the Company recorded substantial write-offs of long lived assets and goodwill relating to its iPCS subsidiary. Management will continue to monitor any triggering events and perform re-evaluations, as necessary.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the consolidated financial statements for a description of new accounting pronouncements and their impact on AirGate.


RESULTS OF OPERATIONS

The following discussion of the results of operations includes the results of operations of iPCS subsequent to November 30, 2001, its date of acquisition, but as a result of iPCS' Chapter 11 bankruptcy filing, does not include the results of operations of iPCS subsequent to February 23, 2003. iPCS filed for Chapter 11 bankruptcy on February 23, 2003. In accordance with SFAS No. 94 and ARB No. 51, iPCS' results of operations are not consolidated with AirGate's results subsequent to February 23, 2003 and the accounts of iPCS are recorded as an investment using the cost method of accounting. AirGate results include the effects of purchase accounting related to the iPCS acquisition. The comparability of the Company's results for the quarter ended June 30, 2003 compared to the same period for 2002 are affected by the exclusion of the results of iPCS for the quarter ended June 30, 2003. As a result and in addition to the other factors described below for AirGate, the exclusion of the iPCS results have the effect of reducing consolidated Company revenues and expenses in the quarter ended June 30, 2003 compared to the same period for 2002. The comparability of the Company's results for the nine months ended June 30, 2003 to the same period for 2002 are affected by the exclusion of the results of iPCS for the periods prior to November 30, 2001 and after February 23, 2003. As a result and in addition to the other factors described below for AirGate, the exclusion of iPCS results after February 23, 2003 has the effect of lowering revenues and expenses in the nine months ended June 30, 2003 compared to the same period in 2002, which is partially offset by the exclusion of results for iPCS prior to November 30, 2001.

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

Terms such as subscriber net additions, average revenue per user ("ARPU"), churn, cost per gross addition ("CPGA") and cash cost per user ("CCPU") are important operating metrics used in the wireless telecommunications industry. These metrics are important to compare us to other wireless service providers. ARPU, CCPU and CPGA also assist management in budgeting and CPGA also assists management in quantifying the incremental costs to acquire a new subscriber. Except for churn and net subscriber additions, we have included a reconciliation of these metrics to the most directly comparable GAAP financial measure. Churn and subscriber net additions are operating statistics with no comparable GAAP financial measure. ARPU, CPGA and CCPU are supplements to GAAP financial information and should not be considered an alternative to, or more meaningful than, revenues, expenses or net loss as determined in accordance with GAAP.

Earnings before interest, taxes, depreciation and amortization, or "EBITDA," is a performance metric we use and which is used by other companies. Management believes that EBITDA is a useful adjunct to net loss and other measurements under GAAP because it is a meaningful measure of a company's performance, as interest, taxes, depreciation and amortization can vary significantly between companies due in part to differences in accounting policies, tax strategies, levels of indebtedness, capital purchasing practices and interest rates. EBITDA also assists management in evaluating operating performance and is sometimes used to evaluate performance for executive compensation. We have included below a presentation of the GAAP financial measure most directly comparable to EBITDA, which is net loss, as well as a reconciliation of EBITDA to net loss. We have also provided a reconciliation to net cash provided by (used in) operating activities as supplemental information. EBITDA is a supplement to GAAP financial information and should not be considered an alternative to, or more meaningful than, net loss, cash flow or operating loss as determined in accordance with GAAP. EBITDA has distinct limitations as compared to GAAP information such as net loss, cash flow or operating loss. By excluding interest and tax payments for example, an investor may not see that both represent a reduction in cash available to the Company. Likewise, depreciation and amortization, while non-cash items, represent generally the devaluation of assets that produce revenue for the Company.

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

"Churn" is the average monthly rate of subscriber turnover that both voluntarily and involuntarily discontinued service during the period, expressed as a percentage of the average subscriber base. Churn is computed by dividing the number of subscribers that discontinued service during the period, net of 30-day returns, by the average subscribers for the period.

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

"CCPU" is a measure of the average monthly cash costs to operate the business on a per user basis consisting of subscriber support, network operations, service delivery, roaming expense, bad debt expense, wireless handset upgrade subsidies (but not commissions) and other general and administrative costs, divided by average subscribers for the period.

For the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002:

The table below sets forth key operating metrics for the Company for the quarters ended June 30, 2003 and 2002.

                                                                    Quarter Ended June 30,
                                                     2003                                           2002
                                     --------------------------------------     ----------------------------------------------
                                    AirGate            iPCS       Combined          AirGate           iPCS         Combined
                                    -------            ----       --------          -------           ----         --------
Subscriber Gross Additions           38,919              --         38,919           47,529         32,370           79,899
Subscriber Net Additions              5,593              --          5,593           11,404         14,675           26,079
Total Subscribers                   364,157              --        364,157          337,303        195,143          532,446
ARPU                                 $59.90              --         $59.90           $57.52         $53.24           $55.97
Churn  (with subscriber reserve)       2.9%              --           2.9%             3.3%           2.9%             3.2%
Churn (without subscriber reserve)     2.9%              --           2.9%             3.6%           3.2%             3.4%
CPGA                                   $399              --           $399             $418           $441             $436
CCPU                                    $47              --            $47              $56            $59              $57
Capital Expenditures (cash)
  (in thousands)                     $3,715              --         $3,715          $11,241        $17,641          $28,882
EBITDA (in thousands)               $14,084              --        $14,084           $2,371        $(6,203)         $(3,832)

The reconciliation of EBITDA to our reported net loss, as determined in accordance with GAAP, is as follows (dollar amounts in thousands):

                                                                    Quarter Ended June 30,
                                                       2003                                                2002
                                  -----------------------------------------------      ---------------------------------------------
                                   AirGate           iPCS             Combined            AirGate          iPCS           Combined
                                   -------           ----             --------            -------          ----           --------
Net Loss                            $ (8,247)           $ --            $ (8,247)         $(25,696)       $ (24,383)       $(50,079)
    Depreciation and amortization     11,588              --              11,588            19,326           11,434          30,760
    Interest income                      (27)             --                 (27)              (23)            (291)           (314)
    Interest expense                  10,770              --              10,770             8,764            7,037          15,801
                                    --------            ----            --------           -------         ---------       ---------
    EBITDA                          $ 14,084            $ --            $ 14,084           $ 2,371         $ (6,203)       $ (3,832)
                                    ========            ====            ========           =======         =========        ========

The reconciliation of EBITDA to net cash provided by (used in) operating activities, as determined in accordance with GAAP, is as follows (dollar amounts in thousands):

                                                                         Quarter Ended June 30,
                                                           2003                                         2002
                                          ---------------------------------------    -------------------------------------------
                                            AirGate       iPCS        Combined          AirGate           iPCS        Combined
                                            -------       ----        --------          -------           ----        --------
Net cash provided by (used in)
operating activities                       $ 14,109        $ --        $  14,109        $(11,035)       $   113       $ (10,922)
  Change in operating assets and
liabilites                                     (180)         --             (180)         17,752         (4,124)         13,628
  Interest expense                           10,770          --           10,770           8,764          7,037          15,801
  Accretion of interest                      (8,540)         --           (8,540)         (7,439)        (6,526)        (13,965)
  Interest and other income                     (27)         --              (27)            (23)          (291)           (314)
  Provision for doubtful accounts            (1,569)         --           (1,569)         (5,163)        (2,330)         (7,493)
  Other expense                                (479)         --             (479)           (485)           (82)           (567)
                                           --------        ----         --------        --------       --------        ---------
EBITDA                                     $ 14,084        $ --         $ 14,084        $  2,371       $ (6,203)       $ (3,832)
                                           ========        ====         ========        ========       ========        =========

The reconciliation of ARPU to service revenue, as determined in accordance with GAAP, is as follows (dollar amounts in thousands, except per unit data):

                                                                        Quarter Ended June 30,
                                                          2003                                           2002
                                        -----------------------------------------     -------------------------------------------
                                          AirGate         iPCS        Combined          AirGate          iPCS         Combined
                                          -------         ----        --------          -------          ----         --------
Average Revenue per User (ARPU):
Service revenue                            $64,936         --         $64,936          $57,221        $29,998         $87,219
Average subscribers                        361,361         --         361,361          331,601        187,806         519,407
  ARPU                                      $59.90         --          $59.90           $57.52         $53.24          $55.97

The reconciliation of CCPU to cost of service expense, as determined in accordance with GAAP, is calculated as follows (dollar amounts in thousands, except per unit data):

                                                                         Quarter Ended June 30,
                                                          2003                                           2002
                                         ----------------------------------------     -------------------------------------------
                                          AirGate         iPCS         Combined          AirGate            iPCS         Combined
                                          -------         ----         --------          -------            ----         --------
Cash Cost per User (CCPU):
Cost of service expense                    $ 46,040          $ --         $ 46,040          $ 51,276*       $31,808*      $82,401
Less: Activation expense                       (333)           --             (333)             (337)          (216)         (553)
Plus: General and administrative
      expense                                 5,224            --            5,224             4,495          1,713         6,208
                                           --------          -----        --------          --------       -------
     Total cash costs                      $ 50,931          $ --         $ 50,931          $ 55,434        $33,305       $88,056
                                           ========          ====         ========          ========        =======       =======
Average subscribers                         361,361            --          361,361           331,601        187,806       519,407
     CCPU                                       $47           $--              $47               $56            $59           $57

The reconciliation of CPGA to selling and marketing expense, as determined in accordance with GAAP, is calculated as follows (dollar amounts in thousands, except per unit data):

                                                                         Quarter Ended June 30,
                                                           2003                                          2002
                                          ---------------------------------------     --------------------------------------------
                                          AirGate         iPCS         Combined          AirGate           iPCS          Combined
                                          -------         ----         --------          -------           ----          --------
Cost per Gross Add (CPGA):
Sales and marketing expense              $12,703          $ --          $12,703          $15,850*         $11,428*       $ 28,131
Plus: Activation expense                     333            --              333              337              216             553
Plus: Cost of equipment                    4,969            --            4,969            6,290*           3,428*          9,718
Less: Equipment revenue                   (2,486)           --           (2,486)          (2,627)*           (792)*        (3,590)

     Total acquisition costs             $15,519          $ --          $15,519          $19,850         $ 14,280        $ 34,812
                                         =======          ====          =======          =======         ========        ========
Gross Additions                           38,919            --           38,919           47,529           32,370          79,899
     CPGA                                   $399           $--             $399             $418             $441            $436

*Amounts are reflected prior to the elimination of intercompany transactions

Subscriber Net Additions

For AirGate, subscriber net additions decreased for the quarter ended June 30, 2003, compared to the same quarter in 2002. This decrease is due to the reduction in subscriber gross additions offset partially by improved churn.

Subscriber Gross Additions

For AirGate, subscriber gross additions decreased for the quarter ended June 30, 2003 compared to the same quarter in 2002. This decline is due to the re-institution of and increase in the deposit for sub-prime credit quality customers and actions taken to reduce acquisition costs.

EBITDA

For AirGate, EBITDA for the quarter ended June 30, 2003 increased from the same period in 2002. This increase is a result of higher revenues and an overall decrease in spending, particularly in cost of services and selling and marketing. EBITDA for AirGate was favorably impacted by $1.8 million of special settlements from Sprint related to E911 and other items as described in Note 3 of the consolidated financial statements.

Average Revenue Per User

The increase in ARPU for AirGate for the quarter ended June 30, 2003 compared to the same quarter for 2002 is primarily a result of an increase in customer monthly recurring charges, offset by a reduction in revenue from customers using minutes in excess of their subscriber usage plans and cessation of recognizing terminating long-distance access revenue. Until June 30, 2002, the Company recorded terminating long-distance access revenue billed by Sprint PCS to long-distance carriers. ARPU for AirGate was favorably impacted by $1.8 million of special settlements from Sprint related to E911 and other items as described in Note 3 of the consolidated financial statements.

Churn

Churn decreased for the quarter ended June 30, 2003, compared to the same quarter for 2002. The Company has focused on improving the credit quality of the subscriber base. In February 2003, management increased the deposit required for a sub-prime credit customer to begin service to $250 in an effort to reduce churn and bad debt and increase the percentage of prime credit customers in AirGate's customer base. We believe these and other factors may have influenced the reduction in churn for the quarter ended June 30, 2003 compared to the same period in 2002.

Cost Per Gross Addition

For AirGate, CPGA decreased for the quarter ended June 30, 2003 compared to the same quarter in 2002. The decrease is due primarily to reduced promotional and advertising spending, partially offset by fewer subscriber gross additions.

Cash Cost Per User

For AirGate, the decrease in CCPU for the quarter ended June 30, 2003 compared to the same quarter for 2002 reflects lower costs resulting from a lower reciprocal roaming rate charged among Sprint and its PCS network partners, decreased bad debt expenses reflecting an improved customer base, and the affect of the fixed network and administrative support costs being spread over a greater number of average subscribers.

Revenues

                                                        Quarter Ended June 30,
                                                            (in thousands)
                                           2003                                               2002
                       ------------------------------------------     ---------------------------------------------
                          AirGate         iPCS          Combined        AirGate         iPCS           Combined
                          -------         ----          --------        -------        ------           --------
Service Revenue           $ 64,936          $--           $64,936       $ 57,221       $ 29,998         $  87,219
Roaming Revenue             15,764           --            15,764         21,299         10,701            32,000
Equipment Revenue            2,486           --             2,486          2,627*           792*            3,590
                           -------         ----           -------       --------       --------         ---------
Total                     $ 83,186          $--           $83,186       $ 81,147       $ 41,491         $ 122,809
                           =======          ===           =======        =======        =======         =========

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

     Roaming. The Company receives roaming revenue at a per-minute rate from Sprint and other Sprint PCS network partners when Sprint's or its network partner's PCS subscribers from outside of AirGate's territory use AirGate's network. The Company pays the same reciprocal roaming rate when subscribers from our territories use the network of Sprint or its other PCS network partners. The Company also receives non-Sprint roaming revenue when subscribers of other wireless service providers who have roaming agreements with Sprint roam on the Company's network.

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

For AirGate, service revenue for the quarter ended June 30, 2003 increased over the same period in the prior year. The increase in service revenue for AirGate reflects the higher average number of subscribers using its network and higher average revenue per subscriber.

For AirGate, roaming revenue for the quarter ended June 30, 2003 decreased over the same period in the prior year. The decrease is attributable to the lower reciprocal roaming rate charged among Sprint and its PCS network partners, partially offset by increased volume in inbound roaming traffic. The reciprocal roaming rate among Sprint and its PCS network partners, including the Company, has declined since June 2001, from $0.20 per minute of use to $0.10 per minute of use in calendar year 2002. Sprint has reduced the reciprocal roaming rate to $0.058 per minute of use in calendar year 2003. The Company believes that this reduction is in violation of our agreements with Sprint. For the quarter ended June 30, 2003, AirGate roaming revenue from Sprint and its PCS network partners was $13.0 million, or approximately 83% of the roaming revenue.

For AirGate, equipment revenue for the quarter ended June 30, 2003 decreased over the same period in the prior year. This decrease is primarily due to the lower number of gross additions as compared to the same period in the prior year.

Cost of Service and Roaming

                                                                   Quarter Ended June 30,
                                                                   ----------------------
                                                                       (in thousands)
                                                      2003                                              2002
                                   --------------------------------------------     ---------------------------------------------
                                      AirGate             iPCS         Combined         AirGate           iPCS            Combined
Roaming expense                      $ 12,123             $ --         $ 12,123        $ 14,822*       $ 7,423*         $ 21,562
Network operating costs                30,577               --           30,577          30,169         21,369            51,538
Bad debt expense                        1,570               --            1,570           5,163          2,330             7,493
Wireless handset upgrades               1,770               --            1,770           1,122            686             1,808
                                     --------             ----         --------        --------        -------
Total cost of service and
   roaming                           $ 46,040             $ --         $ 46,040        $ 51,276        $31,808          $ 82,401
                                     ========             ====         ========        ========        =======          ========

*Amounts are reflected prior to the elimination of intercompany transactions


Cost of service and roaming principally consists of costs to support the Company's subscriber base including:

o    roaming expense;

o network operating costs (including salaries, cell site lease payments, fees related to the connection of the Company's switches to the cell sites that they support, inter-connect fees and other expenses related to network operations);

o back office services provided by Sprint such as customer care, billing and activation;

o the 8% of collected service revenue representing the Sprint affiliation fee;

o long distance expense relating to inbound roaming revenue and the Company's own subscriber's long distance usage and roaming expense when subscribers from the Company's territory place calls on Sprint's or its network partners' networks;

o    bad debt related to estimated uncollectible accounts receivable; and

o wireless handset subsidies on existing subscriber upgrades through national third-party retailers.

For AirGate, roaming expense decreased for the quarter ended June 30, 2003 compared to the same period in 2002 as a result of the decrease in the reciprocal roaming rate charged among Sprint and its network partners. 95% and 90% of the cost of roaming was attributable to Sprint and its network partners for the quarter ended June 30, 2003 and 2002, respectively, prior to the elimination of intercompany transactions. As discussed above, the per-minute rate the Company pays Sprint when subscribers from the Company's territory roam onto Sprint's or its network partners' networks has decreased over time.

For AirGate, bad debt expense decreased by $3.6 million in the quarter ended June 30, 2003 as compared to the same period in 2002. This decrease in bad debt expense is primarily attributable to improvements in the credit quality and payment profile of our subscriber base since we re-imposed deposits for sub-prime credit subscribers in early 2002 and increased them again in February 2003. This resulted in a significant improvement in accounts receivable write-offs and corresponding bad debt expense for the quarter.

Cost of Equipment and Operating Expenses

                                                                 Quarter Ended June 30,
                                                                     (in thousands)
                                                   2003                                            2002
                                 -----------------------------------------          ------------------------------------
                                     AirGate          iPCS       Combined         AirGate            iPCS      Combined
                                     -------          ----       --------         -------            ----      --------
Cost of Equipment                    $ 4,969           $--       $ 4,969        $ 6,290          $ 3,428        $ 9,718
Selling and Marketing                 12,703            --        12,703         15,850*          11,428*        28,131
General and Administrative             5,224            --         5,224          4,495            1,713          6,208
Non-Cash Stock   Compensation            177            --           177            183               --            183
Depreciation and Amortization         11,588            --        11,588         10,129            9,371         19,500

Amortization of Intangible Assets         --            --            --             21           11,239         11,260
Interest Expense                      10,770            --        10,770          8,764            7,037         15,801

* Amounts are reflected prior to the elimination of intercompany transactions

Cost of Equipment

We are currently required to purchase handsets and accessories to resell to our subscribers for use in connection with our services. To remain competitive in the marketplace, we subsidize handset sales and therefore the cost of handsets is higher than the resale price to the subscriber. For AirGate, cost of equipment decreased for the quarter ended June 30, 2003 compared to the same period in 2002 primarily as a result of the decrease in the number of subscriber gross additions.

Selling and Marketing

Selling and marketing expense includes retail store costs such as salaries and rent in addition to promotion, advertising and commission costs, and handset subsidies on units sold by national third-party retailers for which the Company does not record revenue. Under the management agreement with Sprint, when a national retailer sells a handset purchased from Sprint to a subscriber from AirGate's territory, AirGate is obligated to reimburse Sprint for the handset subsidy and commissions that Sprint originally incurred. For AirGate, selling and marketing expenses decreased for the quarter ended June 30, 2003 compared to the same period in 2002 reflecting the effect of reduced subscriber gross additions, staff reductions, store closings, and reduced advertising and promotion expenses.

General and Administrative

For AirGate, general and administrative expense increased for the quarter ended June 30, 2003 compared to the same period in 2002 reflecting increased spending for outside consultants providing services to AirGate to help identify cost saving opportunities that we believe will provide future long term savings to the Company. The increase also reflects costs for migrating the accounting function to Atlanta from Geneseo, Illinois and a decrease in ServiceCo charges to iPCS.

Non-Cash Stock Compensation

For AirGate, non-cash stock compensation expense was approximately the same for the quarter ended June 30, 2003 and 2002. The Company applies the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for its stock option plans. Unearned stock compensation is recorded for the difference between the exercise price and the fair market value of the Company's common stock and restricted stock at the date of grant and is recognized as non-cash stock compensation expense in the period for which the related services are rendered.

Depreciation

The Company capitalizes network development costs incurred to ready our network for use and costs to build-out our retail stores and office space. Depreciation of these costs begins when the equipment is ready for its intended use and is amortized over the estimated useful life of the asset. For AirGate, depreciation expense increased for the quarter ended June 30, 2003 compared to the same period in 2002 primarily as a result of additional network assets placed in service in fiscal year 2002. AirGate incurred capital expenditures of $3.7 million in the quarter ended June 30, 2003, which included approximately $0.02 million of capitalized interest, compared to capital expenditures of $11.2 million and capitalized interest of $1.9 million in the quarter ended June 30, 2002.

Amortization of Intangible Assets

Amortization of intangible assets relates to the amounts recorded from the iPCS acquisition for the acquired subscriber base, non-competition agreements, and the right to provide service under iPCS' Sprint agreements. Amortization for the quarter ended June 30, 2002 was approximately $11.3 million. Subsequent to February 23, 2003 the intangible assets attributed to the AirGate purchase of iPCS are no longer consolidated with the accounts of AirGate and amortization expense of iPCS' intangible assets subsequent to February 23, 2003 is not included in the results of the Company.

Interest Expense

For AirGate, interest expense increased for the quarter ended June 30, 2003 compared to the same period in 2002 as a result of increased borrowings under the AirGate credit facility. AirGate had outstanding borrowings of $387.3 million as of June 30, 2003, compared to $343.9 million at June 30, 2002.

Income Tax Benefit

No income tax benefit was realized for the quarter ended June 30, 2003 and 2002. Income tax benefits will be realized in the future only to the extent management believes recoverability of deferred tax assets is more likely than not.

Net Loss

For the quarter ended June 30, 2003, AirGate's net loss was $8.2 million compared to a net loss of $25.7 million for the quarter ended June 30, 2002. The decrease in net loss is primarily attributable to reduced operating expenses as a result of staffing reductions, store closures and reduced advertising and promotional costs, as well as improved revenues from a larger subscriber base. The AirGate net loss was also favorably impacted by $1.8 million of special settlements from Sprint related to E911 and other items as described in Note 3 of the consolidated financial statements.

For the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002:

The table below sets forth key operating metrics for the Company for the nine months ended June 30, 2003 and 2002.

                                                                  Nine Months Ended June 30,
                                                   2003                                               2002
                                 ------------------------------------------       ---------------------------------------------
                                    AirGate          iPCS**       Combined          AirGate           iPCS          Combined
                                    -------          ----         --------          -------           ----          --------
Subscriber Gross Additions          137,543          59,403        196,946          198,945         82,196           281,141
Subscriber Net Additions             25,018          14,199         39,217          102,280         45,521           147,801
Total Subscribers                   364,157         228,893        593,050          337,303        195,143           532,446
ARPU                                 $58.47          $53.40         $57.33           $63.25         $55.44            $60.95
Churn (with subscriber reserve)        3.3%            4.0%           3.7%             3.0%           2.4%              2.7%
Churn (without subscriber reserve)     3.8%            4.9%           4.4%             3.9%           3.4%              3.6%
CPGA                                   $351            $356           $355             $354           $399              $370
CCPU                                    $48             $58            $51              $59            $67               $62
Capital Expenditures (cash)
      (in thousands)                $10,369          $8,469        $18,838         $ 32,280       $ 45,125           $77,405
EBITDA (in thousands)               $31,910         $(7,255)       $24,655        $(268.990)      $(23,961)        $(292,951)


The reconciliation of EBITDA to our reported net loss, as determined in accordance with GAAP, is as follows (dollar amounts in thousands):

                                                                     Nine Months Ended June 30,
                                                       2003                                                2002
                                  -----------------------------------------------      ---------------------------------------------
                                    AirGate           iPCS**           Combined            AirGate          iPCS            Combined
                                    -------           ----             --------            -------          ----            --------
Net Loss                            $(39,958)          $(36,984)        $(76,942)       $(321,461)        $(60,172)       $(381,633)
    Depreciation and
     amortization                     41,145             14,677           55,822           55,645           21,596           77,241
    Interest income                      (52)               (42)             (94)            (156)            (374)            (530)
    Interest expense                  30,775             15,094           45,869           25,743           14,989           40,732
    Income tax  benefit                   --                 --               --          (28,761)              --          (28,761)
                                -------------      ------------       -----------        ---------       ----------        ---------
    EBITDA                          $ 31,910          $ (7,255)         $ 24,655        $(268,990)        $(23,961)       $(292,951)
                                    ========          =========          ========        =========         ========        =========

The reconciliation of EBITDA to net cash provided by (used in) operating activities, as determined in accordance with GAAP, is as follows (dollar amounts in thousands):

                                                                      Nine Months Ended June 30,
                                                        2003                                          2002
                                        --------------------------------------       ---------------------------------------
                                         AirGate        iPCS**       Combined          AirGate           iPCS       Combined
Net cash provided by (used in)
   operating activities                   $ 29,736       $(9,086)       $20,650        $(24,294)     $ (24,503)     $ (48,797)
Change in operating assets and
liabilites                                     290           541            831          30,725          6,744         37,469
     Interest expense                       30,775        15,094         45,869          25,743         14,989         40,732
     Accretion of interest                 (24,158)      (11,589)       (35,747)        (21,323)       (15,118)       (36,441)
     Goodwill impairment                        --            --             --        (261,212)            --       (261,212)
     Interest income                           (52)          (42)           (94)           (156)          (374)          (530)
     Provision for doubtful accounts        (3,724)       (1,693)        (5,417)        (16,968)        (5,374)       (22,342)

     Other expense                            (957)         (480)        (1,437)         (1,505)          (325)        (1,830)
                                          ---------      ----------     --------       ---------       --------        -------
EBITDA                                    $ 31,910       $(7,255)       $24,655       $(268,990)      $(23,961)    $ (292,951)
                                          ========       ========       ========       =========       =========     ==========


The reconciliation of ARPU to service revenue, as determined in accordance with GAAP, is as follows (dollar amounts in thousands, except per unit data):

                                                                      Nine Months Ended June 30,
                                                          2003                                           2002
                                         ----------------------------------------     -------------------------------------------
                                          AirGate        iPCS**        Combined          AirGate          IPCS         Combined
Average Revenue per User (ARPU):
Service revenue                          $ 185,032        $57,896      $ 242,928         $ 162,886        $67,536       $ 230,422
Average subscribers                        351,648        222,794        470,798           286,163        172,383         420,028
  ARPU                                      $58.47         $53.40         $57.33           $ 63.25        $ 55.44          $60.95

The reconciliation of CCPU to cost of service expense and general and administrative expense as determined in accordance with GAAP, is calculated as follows (dollar amounts in thousands, except per unit data):

                                                                      Nine Months Ended June 30,
                                                          2003                                            2002
                                         ----------------------------------------       -----------------------------------------
                                          AirGate        iPCS**        Combined          AirGate          iPCS          Combined
Cash Cost per User (CCPU):
Cost of service expense                   $ 138,208*      $ 56,191*      $ 193,956        $ 144,182*      $ 73,199*        $216,698
Less: Activation expense                       (747)          (194)           (941)          (1,260)          (596)          (1,856)
Plus: General and administrative expense     15,029          6,881          21,910            9,057          9,220           18,277
                                          -----------    ----------     ----------       -----------    ----------       -----------
     Total cash costs                      $152,490        $62,878       $ 214,925        $ 151,979        $81,823         $233,119
                                           ========        =======       =========        =========        =======         ========
Average subscribers                         351,648        222,794         470,798          286,163        172,383          420,028
     CCPU                                       $48            $58             $51             $ 59           $ 67             $ 62


The reconciliation of CPGA to selling and marketing expense, as determined in accordance with GAAP, is calculated as follows (dollar amounts in thousands, except per unit data):

                                                                       Nine Months Ended June 30,
                                                           2003                                           2002
                                          ---------------------------------------       ------------------------------------------
                                          AirGate        iPCS**        Combined          AirGate          IPCS           Combined
Sales and marketing expense                 $40,863        $16,417         $57,280         $ 59,925        $25,643        $ 85,568
Plus: Activation expense                        747            194             941            1,260            596           1,856
Plus: Cost of equipment                      15,271          7,129          22,400           20,129          9,853          29,982
Less: Equipment revenue                      (8,641)*       (2,575)*       (10,773)         (10,934)*       (3,272)*       (13,523)
                                             ------         ------         -------           -------        ------         -------
     Total acquisition costs                $48,240        $21,165         $69,848         $ 70,380        $32,820       $ 103,883
                                            =======        =======         =======         ========        =======       =========
Gross Additions                             137,543         59,403         196,946          198,945         82,196         281,141
       CPGA                                    $351           $356            $355             $354           $399            $370

*Amounts are reflected prior to the elimination of intercompany transactions.

** For 2003, iPCS amounts represent the period between October 1, 2002 and February 23, 2003. For 2003, average subscribers for combined entity is a weighted average. For 2002, iPCS amounts represent the period between December 1, 2002 and June 30, 2002. For 2002, average subscribers for combined entity is a weighted average.

Subscriber Net Additions

For AirGate, subscriber net additions decreased for the nine months ended June 30, 2003, compared to the same period in 2002. This decline is due to the decrease in subscriber gross additions and the increased number of subscribers who churned during the period. Reported net additions during the nine months ended June 30, 2003 for AirGate were positively impacted by the Company's elimination of its subscriber reserve. The net impact of this change for the nine months ending June 30, 2003 is an increase in net additions of 3,717 for AirGate and 2,251 for iPCS.

Subscriber Gross Additions

For AirGate, subscriber gross additions decreased for the nine months ended June 30, 2003 compared to the same period in 2002. This decline is due to increases in the deposit for sub-prime credit quality customers and actions taken to reduce acquisition costs.

EBITDA

For AirGate, EBITDA for the nine months ended June 30, 2003 increased from the same period in 2002. The increase is a result of an overall decrease in spending, particularly in cost of services and selling and marketing. EBITDA for AirGate was favorably impacted by special settlements from Sprint, including $4.9 million in credits reflected as a reduction in cost of service and $1.8 million in E911 amounts.

Average Revenue Per User

For AirGate, the decrease in ARPU for the nine months ended June 30, 2003, compared to the same period in 2002 is primarily the result of an overall reduction in revenue from customers using minutes in excess of their subscriber usage plans. The decrease also reflects the cessation of recognizing terminating long-distance access revenue. Until June 30, 2002, the Company recorded terminating long-distance access revenues billed by Sprint PCS to long distance carriers.

Churn

Churn decreased for the quarter ended June 30, 2003, compared to the same quarter for 2002. The Company has focused on improving the credit quality of the subscriber base. In February 2003, management increased the deposit required for a sub-prime credit customer to begin service to $250 in an effort to reduce churn and bad debt and increase the percentage of prime credit customers in AirGate's customer base. We believe these and other factors may have influenced the reduction in churn for the quarter ended June 30, 2003 compared to the same period in 2002.

Cost Per Gross Addition

For AirGate, CPGA decreased for the nine months ended June 30, 2003, compared to the same period in 2002. The decrease is the result of reduced acquisition costs, partially offset by fewer subscriber gross additions.

Cash Cost Per User

For AirGate, the decrease in CCPU for the nine months ended June 30, 2003, compared to the same period in 2002 reflects lower costs resulting from a lower reciprocal roaming rate charged among Sprint and its PCS network partners, decreased bad debt expenses reflecting an improved customer base, and the affect of the fixed network and administrative support costs being spread over a greater number of average subscribers.

Revenues

                                                                 Nine Months Ended June 30,
                                                                 --------------------------
                                                                       (in thousands)
                                                     2003                                                2002
                                ------------------------------------------      ---------------------------------------------
                                  AirGate           iPCS       Combined           AirGate        iPCS      Combined
                                  -------           ----       --------           -------        ----      --------
Service Revenue                    $185,032      $57,896        $242,928         $162,886      $67,536       $230,422
Roaming Revenue                      48,126       18,893          67,019           52,291       23,167         75,458
Equipment Revenue                     8,641*       2,575*         10,773           10,934*       3,272*        13,523
                                   --------      -------        --------         --------      -------       --------
Total                              $241,799      $79,364        $320,720         $226,111      $93,975       $319,403
                                   ========      =======        ========         ========      =======       ========

*Amounts are reflected prior to the elimination of intercompany transactions.

For AirGate, service revenue for the nine months ended June 30, 2003 increased over the same period in the prior year. The increase in service revenue reflects a higher average number of subscribers using its network. This increase is partially offset by an overall reduction in average revenue per subscriber.

For AirGate, roaming revenue for the nine months ended June 30, 2003 decreased over the same period in the prior year. The decrease is attributable to the lower reciprocal roaming rate charged among Sprint and its PCS network partners. For the nine months ended June 30, 2003, roaming revenue from Sprint and its PCS network partners attributable to AirGate was $44.0 million or 92% of the roaming revenue recorded.

For AirGate, equipment revenue for the nine months ended June 30, 2003 decreased over the same period in the prior year. This decrease is primarily due to the lower number of subscriber gross additions compared to the same period in the prior year.

Cost of Service and Roaming

                                                                        Nine Months Ended June 30,
                                                                        -------------------------
                                                                              (in thousands)
                                                            2003                                           2002
                                          ------------------------------------------     -----------------------------------------
                                          AirGate             iPCS        Combined        AirGate          iPCS        Combined
                                          -------             ----        --------        -------          ----        --------
Roaming expense                            $  39,259*       $ 13,673*      $  52,489     $  41,220*      $ 18,405*      $ 58,942
Network operating costs                       91,136          39,036         130,172        85,019         48,491        133,510
Bad debt expense                               3,724           1,694           5,418        16,821          5,617         22,438
Wireless handset upgrades                      4,089           1,788           5,877         1,122            686          1,808
                                           ---------        --------       ---------     ---------       --------       ---------
Total cost of service and roaming          $ 138,208        $ 56,191       $ 193,956     $ 144,182       $ 73,199       $216,698
                                           =========        ========       =========     =========        =======       ========

*Amounts are reflected prior to the elimination of intercompany transactions.

For AirGate, roaming expense decreased for the nine months ended June 30, 2003, compared to the same period in 2002 primarily as a result of a decrease in the reciprocal roaming rate charged among Sprint and its network partners, partially offset by an increase in roaming usage. For AirGate, 94% and 93% of the cost of roaming was attributable to Sprint and its network partners for the nine months ended June 30, 2003 and 2002, respectively, prior to the elimination of intercompany transactions.

For AirGate, bad debt expense decreased by $13.1 million for the nine months ended June 30, 2003, compared to the same period in 2002. The decrease in bad debt expense is attributable primarily to improvements in the credit quality and payment profile of our subscriber base since we re-imposed deposits for sub-prime credit subscribers in early 2002 and increased them again in February 2003. This resulted in a significant improvement in accounts receivable write-offs and corresponding bad debt expense for the nine months ended June 30, 2003.

For AirGate, wireless handset upgrade expenses increased $3.0 million for the nine months ended June 30, 2003, compared to the same period in 2002. In April 2002, Sprint began billing upgrade costs to AirGate for national third party and certain other channels. Prior to April 2002, these charges were not passed through to AirGate from Sprint.

Cost of Equipment and Operating Expenses

                                                                    Nine Months Ended June 30,
                                                                          (in thousands)
                                                      2003                                              2002
                                   --------------------------------------------     ---------------------------------------------
                                     AirGate             iPCS         Combined          AirGate            iPCS         Combined
                                     -------             ----         --------          -------            ----         --------
Cost of Equipment                   $ 15,271          $ 7,129         $ 22,400         $ 20,129         $ 9,853         $ 29,982
Selling and Marketing                 40,863           16,417           57,280           59,925          25,643           85,568
General and Administrative            15,029            6,881           21,910            9,057           9,220           18,277
Non-Cash Stock Compensation              530               --              530              597              --              597
Depreciation and
    Amortization                      34,799           14,168           48,967           28,419          19,445           47,864
Amortization of
    Intangible   Assets                6,346              509            6,855           27,226           2,151           29,377
Interest Expense                      31,577           14,292           45,869           25,743          14,989           40,732

Cost of Equipment

For AirGate, cost of equipment decreased for the nine months ended June 30, 2003, compared to the same period in 2002 primarily as a result of the decrease in the number of subscriber gross additions.

Selling and Marketing

For AirGate, selling and marketing expense decreased for the nine months ended June 30, 2003, compared to the same period in 2002 reflecting the effect of reduced subscriber gross additions, staff reductions, store closings and reduced advertising and promotions expense.

General and Administrative

For AirGate, general and administrative expense increased for the nine months ended June 30, 2003, compared to the same period in 2002 reflecting increased spending for relocation costs and spending for outside consultants providing services to AirGate as it relates to identifying cost saving opportunities that we believe will provide future long term savings to the Company.

Non-Cash Stock Compensation

Non-cash stock compensation expense was approximately the same for the nine months ended June 30, 2003 and 2002.

Depreciation

For AirGate, depreciation and amortization expense increased to $34.8 million for the nine months ended June 30, 2003, compared to $28.4 million for same period in 2002, an increase of $6.4 million. The increase in depreciation and amortization expense primarily relates to additional network assets placed in service in fiscal year 2002. AirGate incurred capital expenditures of $10.4 million in the nine months ended June 30, 2003, which included approximately $0.4 million of capitalized interest as compared to capital expenditures of $32.2 million and capitalized interest of $6.2 million in the same period in 2002.

Amortization of Intangible Assets

Amortization of intangible assets primarily related to iPCS for the nine months ended June 30, 2003 and 2002 was approximately $6.9 million and $29.4 million, respectively. The Company recorded an impairment charge of $261.2 million in fiscal year 2002 to write-down intangible assets in accordance with SFAS No. 144 and 142.

Goodwill Impairment

As previously discussed, the Company recorded a goodwill impairment of $261.2 million primarily related to iPCS during the nine months ended June 30, 2002.

Interest Expense

For AirGate, interest expense for the nine months ended June 30, 2003 increased compared to the same period in 2002 primarily as a result of increased debt related to accreted interest on the AirGate notes and increased borrowings under the AirGate credit facility. The increase was partially offset by lower commitment fees on undrawn balances of the AirGate credit facility and a lower interest rate on the variable rate for borrowings under the AirGate credit facility.

Income Tax Benefit

No income tax benefit was realized for the nine months ended June 30, 2003. Income tax benefit of $28.8 million was realized for the nine months ended June 30, 2002.

Net Loss

For the nine months ended June 30, 2003, the net loss for the Company was $76.9 million, compared to a net loss of $381.6 million for the same period in 2002. For the nine months ended June 30, 2002, net loss attributable to AirGate and iPCS was $321.5 million and $60.2 million, respectively. The nine months ended June 30, 2002 included $261.2 million related to goodwill impairment.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, AirGate had $30.8 million in cash and cash equivalents compared to $4.9 million in cash and cash equivalents at September 30, 2002. The increase in cash is attributable to improvements in working capital, reduced operating expenses and borrowings, net of repayments under the AirGate credit facility. The improved cash position during the nine months ended June 30, 2003 for AirGate is primarily attributable to the following:

o Sprint special settlements and other items of $10.5 million that were not previously remitted to AirGate (See Note 3 to the Consolidated Financial Statements);

o    Net borrowings of $6.5 million under the AirGate credit facility; and

o Reduced operating expenses as a result of cost containment initiatives eliminating certain personnel positions, retail location closures and reductions in advertising and promotion spending.

The Company's working capital balance was $2.6 million at June 30, 2003, compared to a working capital deficit of $364.4 million at September 30, 2002. The improvement in the Company's working capital position is primarily attributable to the deconsolidation of iPCS' working capital components subsequent to February 23, 2003.

Net Cash Provided By (Used In) Operating Activities

The $20.7 million of cash provided by operating activities in the nine months ended June 30, 2003 was the result of the Company's $76.9 million net loss offset by non-cash items including depreciation, amortization of note discounts, financing costs, amortization of intangibles, provision for doubtful accounts, and non-cash stock compensation totaling $98.4 million. These non-cash items were partially offset by net cash working capital changes of $0.8 million. The net working capital changes were driven primarily by an increase in prepaid expenses along with decreases in payables due to Sprint, trade accounts payable and accrued expenses. The $48.8 million of cash used in operating activities in the nine months ended June 30, 2002 was the result of the Company's $381.6 million net loss offset by $370.4 million of goodwill impairment, depreciation, amortization of note discounts, financing costs, amortization of intangibles, deferred tax benefit, provision for doubtful accounts and non-cash stock option compensation, that was partially offset by negative net cash working capital changes of $37.6 million.

Net Cash Used in Investing Activities

The $28.9 million of cash used in investing activities during the nine months ended June 30, 2003 represents $18.9 million for purchases of property and equipment. Purchases of property and equipment during the nine months ended June 30, 2003 related to investments for the expansion of switch capacity and expansion of service coverage. In addition, $10.0 million of cash was deconsolidated subsequent to February 23, 2003 relating to the iPCS bankruptcy. For the nine months ended June 30, 2002, cash used in investing activities of $59.1 million represented $77.4 million for purchases of equipment and $6.1 million of acquisition costs related to the merger with iPCS offset by $24.4 million of cash acquired from iPCS. For the nine months ended June 30, 2003, cash used in investing activities attributable to AirGate and iPCS was $10.4 million and $18.5 million, respectively.

Net Cash Provided by Financing Activities

The $6.5 million in cash provided by financing activities during the nine months ended June 30, 2003, consisted of $8.0 million in borrowings under the AirGate credit facility offset by $1.5 million for principal payments associated with the AirGate credit facility. The $117.4 million of cash provided by financing activities in the nine months ended June 30, 2002 consisted of $56.2 million borrowed under the AirGate credit facility and $60.0 million under the iPCS senior credit facility, and $0.7 million of proceeds received from exercise of options and warrants and $0.5 million received from stock issued to the employee stock purchase plan. For the nine months ended June 30, 2003, the $6.5 million in cash provided by financing activities was attributable solely to AirGate.

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

On February 23, 2003 iPCS, Inc. and its subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc., filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Georgia for the purpose of effecting a court-administered reorganization. Immediately prior to iPCS' bankruptcy filing, the lenders under the iPCS credit facility accelerated iPCS' payment obligations as a result of existing defaults under the credit facility.

While AirGate has also experienced a deterioration in its liquidity, it appears that it is in a better position to address the deterioration in anticipated operating results. It has a larger subscriber base than iPCS and, as a stand-alone operation, AirGate's business is more mature. Although no assurance can be made, based upon its current business plan, which continues to be revised and evaluated in light of evolving circumstances, we expect that AirGate will have sufficient funds from operations to satisfy its working capital requirements, capital expenditures and other liquidity requirements through at least June 30, 2004. AirGate has explored, and continues to explore, options to restructure its balance sheet and indebtedness and has had, and continues to have, discussions with the lenders under the AirGate credit facility and holders of the AirGate notes. AirGate has engaged Broadview International LLC and Masson & Company as financial advisors to assist it in exploring its options with respect to a restructuring.

AirGate Capital Resources

As of June 30, 2003, AirGate had $30.8 million of cash and cash equivalents. As of June 30, 2003, $9.0 million remained available for borrowing under the AirGate credit facility. On August 8, 2003, AirGate drew the remaining $9.0 million available under the AirGate credit facility, leaving no further borrowing availability. The Company's obligations under the AirGate credit facility are secured by all of AirGate's assets, but not the assets of iPCS and its subsidiaries.

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

Certain other factors that may affect our operating results, liquidity and capital resources include the following:

AirGate has limited funding options

On August 8, 2003 AirGate drew the $9.0 million remaining available under the AirGate credit facility. AirGate currently has no additional sources of working capital other than cash on hand and operating cash flow. If our actual revenues are less than we expect or operating or capital costs are more than we expect, our financial condition and liquidity may be materially adversely affected. In such event, there is substantial risk that the Company could not access the capital or credit markets for additional capital.

AirGate's payment obligations may be accelerated if it is unable to maintain or comply with the financial and operating covenants contained in the AirGate credit facility. The AirGate credit facility contains covenants specifying the maintenance of certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum service revenues, maximum capital expenditures, and the maintenance of a ratio of total and senior debt to annualized EBITDA, as defined in the credit facility. The definition of EBITDA in the AirGate credit facility is not the same as EBITDA used by the Company in this report.

If the Company is unable to operate the AirGate business within the covenants specified in the AirGate credit facility, AirGate's ability to use its cash could be restricted or terminated and its payment obligations may be accelerated. Such a restriction, termination or acceleration could have a material adverse affect on AirGate's liquidity and capital resources. There can be no assurance that AirGate could obtain amendments to such covenants if necessary. The Company believes that it is currently in compliance in all material respects with all financial and operational covenants relating to the AirGate credit facility.

Risks Related to Sprint.

Sprint has sought to collect charges that were unanticipated. Furthermore, Sprint has increased and may seek to further increase, service fees charged to its network partners and has imposed other requirements that adversely effect our financial performance. Increased fees and charges from Sprint and unanticipated fees and charges can adversely affect our operating results, liquidity and capital resources. We have disputed all of the approximately $7.0 million of amounts Sprint has asserted we owe. Additionally, although we have adequately reserved for disputed amounts with Sprint, if we lose all of these disputes, payment of such amounts can adversely affect our operating results, liquidity and capital resources.

Variable interest rates may increase substantially.

As of June 30, 2003, the Company had $143.0 million outstanding debt under the AirGate credit facility, which was increased to $152.0 million on August 8, 2003. The rate of interest on the credit facility is based on a margin above either the alternate bank rate (the prime lending rate in the United States) or the London Interbank Offer Rate (LIBOR). For the quarter ended June 30, 2003, the weighted average interest rate under variable rate borrowings was 5.14% under the AirGate credit facility. If interest rates increase, the Company may not have the ability to service the interest requirements on the AirGate credit facility. Furthermore, if AirGate were to default in its payments under its credit facility, its rate of interest would increase by 2.5% over the alternate bank rate.

AirGate operates with little working capital because of amounts owed to Sprint.

Each month AirGate pays Sprint expenses described in greater detail in Note 3 to the consolidated financial statements. A reduction in the amounts the Company owes Sprint may result in a greater use of cash for working capital purposes other than the business plans currently projected. A reduction in such amounts may reduce cash available to the Company and decrease the amount of cash available for working capital purposes other than the business plans currently project.

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

Other factors.

Other factors, which could adversely affect AirGate's liquidity and capital resources, are described in this report as Item 5, Risk Factors, including the following:

o    our revenues may be less than we anticipate;

o    our costs may be higher than we anticipate;

o    ARPU may continue to decline;

o    we may continue to experience a high rate of subscriber turnover;

o our efforts to reduce costs may not succeed or may have adverse affects on our business; and

o our provision for doubtful accounts may not be sufficient to cover uncollectible accounts. Contractual Obligations

The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to the AirGate credit facility, the AirGate notes, capital leases and non-cancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Future expected minimum contractual cash obligations for the next five years and in the aggregate at September 30, 2002 are as follows (dollar amounts in thousands):

                                                                      Payments Due By Period
                                                                    Years Ending September 30,

        Contractual Obligation              Total        2003        2004        2005       2006        2007    Thereafter
        ----------------------              -----        ----        ----        ----       ----        ----    ----------
AirGate credit facility (1)                $136,500     $ 2,024     $15,863     $21,150     $26,920    $35,400     $ 35,143
AirGate notes                               300,000          --          --          --          --         --      300,000
AirGate operating leases (2)                 78,628      18,646      18,539      14,256       9,604      6,632       10,951
                                             ------     -------    --------    --------       -----      -----       ------
      Total                                $515,128     $20,670     $34,402     $35,406     $36,524    $42,032     $346,094
                                           --------     -------     -------     -------     -------    -------     --------

(1) Total repayments are based upon borrowings outstanding as of September 30, 2002, not projected borrowings under the AirGate credit facility.

(2)  Does not include payments due under renewals to the original lease term.

The AirGate credit facility is comprised of two senior secured loan commitments ("tranches") totaling $153.5 million. Tranche 1 provides for a $13.5 million senior secured term loan commitment (of which $12.0 million is outstanding as of June 30, 2003), which matures on June 6, 2007. Tranche II provides for a $140.0 million senior secured term loan commitment (of which $131.0 million is outstanding as of June 30, 2003), which matures on September 30, 2008. The
AirGate credit facility requires quarterly principal payments, which began on December 31, 2002 for tranche I and begins on June 30, 2004 for tranche II, initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. As of June 30, 2003, AirGate had cumulative borrowings under the AirGate credit facility totaling $144.5 million and has made cumulative quarterly principal repayments in the amount of $1.5 million. As of August 8, 2003, AirGate had cumulative borrowings under the AirGate credit facility totaling $153.5 million. The commitment fee on unused borrowings is 1.50%, payable quarterly. The AirGate notes will require cash payments of interest beginning on April 1, 2005.

There are provisions in the agreements governing the AirGate credit facility and the AirGate notes providing for an acceleration of repayment upon an event of default, as defined in the respective agreements. AirGate is currently in material compliance with its obligations under these agreements.

As of July 31, 2003, two major credit rating agencies rate AirGate's unsecured debt. The ratings were as follows:

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

RELATED PARTY TRANSACTIONS AND TRANSACTIONS BETWEEN AIRGATE AND IPCS

Transactions with Sprint. See Note 3 to the consolidated financial statements for a description of transactions with Sprint.

Transactions between AirGate and iPCS. See Note 7 to the consolidated financial statements for a description of transactions between AirGate and iPCS.


Item 3.    Quantitative And Qualitative Disclosure About Market Risk

In the normal course of business, the Company's operations are exposed to interest rate risk on its credit facilities and any future financing requirements. AirGate's fixed rate debt consists primarily of the accreted carrying value of the 1999 AirGate notes ($244.5 million at June 30, 2003). AirGate's variable rate debt consists of borrowings made under the AirGate credit facility ($143.0 million outstanding at June 30, 2003). For the three months ended June 30, 2003, the weighted average interest rate under the AirGate credit facility was 5.14%. Our primary interest rate risk exposures relate to
(i) the interest rate on long-term borrowings; (ii) our ability to refinance the AirGate notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

The following table presents the estimated future balances of outstanding long-term debt projected at the end of each period and future required annual principal payments for each period then ended associated with the AirGate notes and credit facility based on projected levels of long-term indebtedness (dollar amounts in thousands):


                                                        Years Ending September 30,
                               ------------------------------------------------------------------------------
                               ------------ ------------ ------------ ------------ ------------ -------------
                                  2003         2004         2005         2006         2007       Thereafter
                                  ----         ----         ----         ----         ----       ----------
AirGate notes                 $ 260,630    $ 297,191    $ 297,289    $ 297,587    $ 298,115      $     --
Fixed interest rate                13.5%        13.5%        13.5%        13.5%        13.5%          13.5%
Principal payments            $      --    $      --    $      --    $      --    $      --      $ 300,000

AirGate credit facility       $ 151,475    $ 133,700    $ 110,000    $  79,893    $  40,000      $      --
Variable interest rate (1)         4.88%        4.88%        4.88%        4.88%        4.88%          4.88%
Principal payments            $   2,025    $  17,775    $  23,700    $  30,107    $  39,893      $  40,000

(1) The interest rate on the AirGate credit facility equals the London Interbank Offered Rate ("LIBOR") +3.75%. LIBOR is assumed to equal 1.13% for all periods presented, which is the LIBOR rate as of July 29, 2003. A 1% increase (decrease) in the variable interest rate would result in a $1.4 million increase (decrease) in the related interest expense on an annual basis (based upon borrowings outstanding as of June 30, 2003).

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for the Company. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to the Company required to be included in its periodic Securities and Exchange Commission filings.

Under our agreements with Sprint, Sprint provides us with billing, collections, customer care and other back office services. As a result, Sprint remits approximately 95% of our revenues to us. In addition, approximately 65% of cost of service and roaming in our consolidated financial statements relate to charges from Sprint for its affiliation fee, charges for services provided under our agreements with Sprint such as billing, collections and customer care, roaming expense, long-distance, and pass-through and other fees and expenses. The Company, as a result, necessarily relies on Sprint to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivable, which underlie a substantial portion of our periodic financial statements and other financial disclosures.

Because of our reliance on Sprint for financial information, the Company must depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint's other network partners. To address this issue, Sprint engages its independent auditors to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70. The report is provided annually to the Company and covers the Company's entire fiscal year.

Information provided by Sprint includes reports regarding our subscriber accounts receivable. During the last quarter of fiscal year 2002, Company personnel began inquiring about differences between various accounts receivable reports provided by Sprint. We continued to make inquiries and have discussions with Sprint regarding these differences until, in early December 2002, Sprint informed us that certain accounts receivable reports provided to the Company could not be relied upon for financial reporting purposes. Sprint and the Company worked cooperatively to confirm the correct accounts receivable balances and to reconcile inconsistencies with reports previously relied on by the Company.

Among other things, we believe Sprint failed to calculate, pay and provide reports on collected revenues in accordance with our agreements with Sprint, which together with other cash remittance issues, resulted in a shortfall in cash payments to AirGate. In connection with our review of the accounts receivable and other issues at September 30, 2002, we reclassified approximately $10.0 million of AirGate subscriber accounts receivable for the fiscal year ended September 30, 2002 to a receivable from Sprint.

At September 30, 2002, we estimated that Sprint owed AirGate at least $10 million. During fiscal year 2003, Sprint has acknowledged and paid $10.5 million for amounts that were previously not properly remitted to AirGate. The $10.5 million paid by Sprint included $4.1 million of previously unapplied customer deposits, $4.0 million of revenue from AirGate subscribers whose bills are paid through national accounts, $0.6 million of subscriber payments resulting from a change in the method of calculating collected revenues and $1.8 million for E911 and other items. We are dedicating additional resources to verifying amounts charged by Sprint and revenues and other amounts payable by Sprint, including customer accounts receivable, switch to billed minutes, reconciliation of cash receipts to revenues and pass-through fees.

As indicated above, it is inherent in our relationship with Sprint that we rely on Sprint to provide accurate, timely and sufficient data and information to properly record the revenues, expenses and accounts receivable, which underlie a substantial portion of our periodic financial statements and other financial disclosures. Our independent auditors and we believe that the accounts receivable issue resulted from a reportable condition in internal controls.

We are retaining an outside accounting firm to assist us in reviewing our processes to verify data provided by Sprint, to develop recommendations on processes, and to identify other information and reports that would assist us in the verification process. We plan to focus additional resources on reviewing and analyzing information provided by Sprint. We continue to assess and explore, both internally and with Sprint, what other measures might be adopted to avoid this or similar reporting problems in the future.

Changes in Internal Control over Financial Reporting

None.


PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

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

None.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Item 5. OTHER INFORMATION

Subsequent Events

On June 10, 2003, Robert A. Ferchat was named Chairman of the Board.

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

We may continue to experience a high rate of subscriber turnover, which would adversely affect our financial performance

The wireless personal communications services industry in general, and Sprint and its network partners in particular, have experienced a higher rate of subscriber turnover, commonly known as churn, as compared to cellular industry averages. This churn rate was driven higher in 2002 due to the NDASL and Clear Pay programs required by Sprint and the removal of deposit requirements as described elsewhere in this report. Our business plan assumes that churn will be relatively constant over the remainder of fiscal 2003. Due to significant competition in our industry and general economic conditions, among other things, this decline may not occur and our future rate of subscriber turnover may be higher than our historical rate. Factors that may contribute to higher churn include:

o    inability  or   unwillingness  of  subscribers  to  pay  which  results  in involuntary deactivations, which accounted for 63% of our deactivations in the quarter ended June 30, 2003;

o subscriber mix and credit class, particularly sub-prime credit subscribers which accounted for approximately 50% of our gross subscriber additions since May 2001 and account for approximately 30% of our subscriber base as of June 30, 2003;

o Sprint's announced billing system conversion and/or a transition to outsource services now provided by Sprint;

o    the attractiveness of our competitors' products, services and pricing;

o    network performance and coverage relative to our competitors;

o    quality of customer service;

o    increased prices; and

o any future changes by us in the products and services we offer, especially to the Clear Pay Program.

An additional factor that may contribute to a higher churn rate is implementation of the Federal Communications Commission's ("FCC") wireless local number portability ("LNP") requirement. The wireless LNP rules will enable wireless subscribers to keep their telephone numbers when switching to another carrier. By November 24, 2003, all covered CMRS providers, including broadband PCS, cellular and certain SMR licensees, must allow customers to retain, subject to certain geographical limitations, their existing telephone number when switching from one telecommunications carrier to another. Once wireless LNP is implemented, current rules require that covered CMRS providers would have to provide LNP in the 100 largest metropolitan statistical areas, in compliance with certain FCC performance criteria, upon request from another carrier (CMRS provider or local exchange carrier). For metropolitan statistical areas outside the largest 100, CMRS providers that receive a request to allow an end user to port their number must be capable of doing so within six months of receiving the request or within six months after November 24, 2003, whichever is later. The overall impact of this mandate is uncertain. We anticipate that the wireless LNP mandate will impose increased operating costs on all CMRS providers, including the Company, and may result in higher subscriber churn rates and subscriber acquisition and retention costs. If the Company is required by Sprint to provide portability prior to its competitors in markets outside the 100 largest metropolitan statistical areas, the Company may be especially vulnerable to higher subscriber churn rates.

A high rate of subscriber turnover could adversely affect our competitive position, liquidity, financial position, results of operations and our costs of, or losses incurred in, obtaining new subscribers, especially because we subsidize some of the costs of initial purchases of handsets by subscribers. Our allowance for doubtful accounts may not be sufficient to cover uncollectible accounts

On an ongoing basis, we estimate the amount of subscriber receivables that we will not collect to reflect the expected loss on such accounts in the current period. Our business plan assumed that bad debt, as a percentage of service revenue would decline significantly during fiscal 2003, which is consistent with current results. Our allowance for doubtful accounts may underestimate actual unpaid receivables for various reasons, including:

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

Roaming revenue could be less than anticipated, which could adversely affect our liquidity, financial condition and results of operations

Sprint reduced the reciprocal roaming rate from $0.10 per minute to $0.058 per minute for the calendar year 2003. Based upon 2002 historical roaming data, a reduction in the roaming rate to $0.058 per minute would have reduced roaming revenue by approximately $23 million for AirGate and would have reduced roaming expense by approximately $16 million for AirGate. The ratio of roaming revenue to expense for AirGate for the quarter ended June 30, 2003 was 1.3 to one.

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

The Company may incur significantly higher wireless handset subsidy costs than we anticipate for existing subscribers who upgrade to a new handset

As the Company's subscriber base matures, and technological innovations occur, more existing subscribers will upgrade to new wireless handsets. The Company subsidizes a portion of the price of wireless handsets and incurs sales commissions, even for handset upgrades. Excluding sales commissions, the Company experienced approximately $4.8 million associated with wireless handset upgrade costs for the year ended September 30, 2002 and $5.9 million for the nine months ended June 30, 2003. The Company has limited historical experience regarding the adoption rate for wireless handset upgrades. If more subscribers upgrade to new wireless handsets than the Company projects, our results of operations would be adversely affected.

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

Further, in January 2003, the FCC rules imposing limits on the amount of spectrum that can be held by one provider in a specific market was lifted. The FCC now relies on case-by-case review of transactions involving transfers of control of CMRS spectrum in connection with its public interest review of all license transfers. In light of this change in regulatory review, competition may increase to the extent that licenses are transferred from smaller stand-alone operators to larger, better capitalized, and more experienced wireless communications operators. These larger wireless communications operators may be able to offer customers network features not offered by AirGate. The actions of these larger wireless communications operators could negatively affect our churn, ability to attract new subscribers, ARPU, cost to acquire subscribers and operating costs per subscriber.

There is a high concentration of ownership of the wireless towers we lease and if we lose the right to install our equipment on certain wireless towers or are unable to renew expiring leases, our financial condition and results of operations could be adversely impacted

Many of our cell sites are co-located on leased tower facilities shared with one or more wireless providers. A few tower companies own a large portion of these leased tower sites. Approximately 75% of the towers leased by AirGate are owned by four tower companies (and their affiliates). If a master co-location agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support our use of its tower sites, we would have to find new sites or we may be required to rebuild that portion of our network. In addition, because of this concentration of ownership of our cell sites, our financial condition and results of operations could be materially and adversely affected if we are unable to renew expiring leases with such tower companies on favorable terms, or in the event of a disruption in any of their business operations.

Certain wireless providers are seeking to reduce access to their networks

The Company relies on Sprint's roaming agreements with its competitors to provide automatic roaming capabilities to the Company's subscribers in many of the areas of the United States not covered by Sprint's PCS network. Certain competitors may be able to offer coverage in areas not served by Sprint's PCS network or may be able to offer roaming rates that are lower than those offered by Sprint. Certain of these competitors are seeking to reduce access to their networks through actions pending with the FCC. Moreover, AT&T Wireless has sought reconsideration of an FCC ruling in order to expedite elimination of the engineering standard (AMPS) for the dominant air interface on which Sprint's subscribers roam. If AT&T Wireless is successful and the FCC eliminated this standard before Sprint can transition its handsets to different standards, customers of Sprint could be unable to roam in those markets where cellular operators cease to offer their AMPS network for roaming. Further, on September 24, 2002, the FCC modified its rules to eliminate after a five-year transition period, the requirement that carriers provide analog service compatible with AMPS specifications. If this requirement is eliminated before Sprint can transition its handsets to different standards, customers of Sprint could be unable to roam in those markets where cellular operators cease to offer their AMPS network for roaming.

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

o increased vulnerability to adverse economic conditions or increases in prevailing interest rates, as some of AirGate's debt, including financing under AirGate's credit facility, is at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates;

o AirGate may be more highly leveraged than our competitors, which could potentially decrease our ability to compete in our industry; and

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

There is a substantial risk that AirGate will lose all of the value of its investment in iPCS in connection with the bankruptcy of iPCS. Because the amount of iPCS' obligations under its credit facility and its notes were greater than its existing cash and other assets when its payment obligations were accelerated by the iPCS lenders, there will likely be no assets available for distribution to AirGate as iPCS' sole stockholder. While AirGate may request an equity participation in a restructuring of iPCS, it is likely that AirGate will lose all of the value of its investment in iPCS in connection with iPCS' bankruptcy.

The bankruptcy of iPCS may have adverse affects on AirGate

AirGate has agreements and relationships with third parties, including suppliers, subscribers and vendors, which are integral to conducting its day-to-day operations. iPCS' bankruptcy could have a material adverse affect on the perception of AirGate and the AirGate business and its prospects in the eyes of subscribers, employees, suppliers, creditors and vendors. These persons may perceive that there is increased risk in doing business with AirGate as a result of iPCS' bankruptcy. Some of these persons may terminate their relationships with AirGate, which would make it more difficult for AirGate to conduct its business.

As a result of iPCS' bankruptcy, AirGate may not be able to reduce its general and administrative costs in an amount sufficient to subsidize the portion of the combined Company's costs currently borne by iPCS

On a net basis, we budgeted that iPCS would pay approximately $4.6 million of the combined Company's general and administrative costs in fiscal 2003. To facilitate the orderly transition of management services, AirGate and iPCS entered into an amendment to the Services Agreement that would allow individual services to be terminated by either party upon 30 days prior notice, subject to certain exceptions. iPCS has terminated most of these services and we anticipate that the remaining services provided by AirGate will be terminated by September 30, 2003. As services are terminated, AirGate will be required to reduce its costs and expenses to meet its business plan. A failure to reduce these expenses in a timely manner could adversely affect AirGate's liquidity, financial condition and results of operations.

Risks Related to Our Relationship with Sprint

The termination of AirGate's affiliation with Sprint would severely restrict our ability to conduct our business

AirGate does not own the licenses to operate its wireless network. The ability of AirGate to offer Sprint PCS products and services and operate a PCS network is dependent on its Sprint agreements remaining in effect and not being terminated. All of our subscribers have purchased Sprint PCS products and services to date, and we do not anticipate any change in the future. The management agreements between Sprint and AirGate are not perpetual. AirGate's management agreement automatically renews at the expiration of the 20-year initial term for an additional 10-year period unless AirGate is in material default. Sprint can choose not to renew AirGate's management agreement at the expiration of the ten-year renewal term or any subsequent ten-year renewal term. In any event, AirGate's management agreement terminates in 50 years.

In addition, these agreements can be terminated for breach of any material term, including, among others, failure to pay, marketing, build-out and network operational requirements. Many of these requirements are extremely technical and detailed in nature. In addition, many of these requirements can be changed by Sprint with little notice. As a result, we may not always be in compliance with all requirements of the Sprint agreements. For example, Sprint conducts periodic audits of compliance with various aspects of its program guidelines and identifies issues it believes needs to be addressed. There may be substantial costs associated with remedying any non-compliance, and such costs may adversely affect our liquidity, financial condition and results of operations.

AirGate is also dependent on Sprint's ability to perform its obligations under the Sprint agreements. The non-renewal or termination of any of the Sprint agreements or the failure of Sprint to perform its obligations under the Sprint agreements would severely restrict our ability to conduct business.

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

o Sprint introduced a payment method for subscribers to pay the cost of service with us. This payment method initially may not have had adequate controls or limitations, and fraudulent payments were made to accounts using this payment method. If other types of fraud become widespread, it could have a material adverse impact on our results of operations and financial condition;

o Sprint has raised and could continue to raise the costs to perform back office services or maintain the costs above those expected, reduce levels of services or expenses or otherwise seek to increase expenses and other amounts charged;

o Sprint may elect with little or no notification, to upgrade or convert its financial reporting, billing or inventory software or change third party service organizations that can adversely affect our ability to determine or report our operating results, adversely affect our ability to obtain handsets or adversely affect our subscriber relationships;

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

o Sprint PCS sought to recoup $3.9 million in long-distance access revenues previously paid by Sprint PCS to AirGate and has invoiced AirGate $1.2 million of this amount;

o Sprint has charged us $0.5 million to reimburse Sprint for certain 3G related development expenses with respect to calendar year 2002;

o Sprint informed AirGate on December 23, 2002 that it had miscalculated software maintenance fees for 2002 and future years, which would result in an annualized increase from $1.0 million to $1.7 million if owed by AirGate;

o Sprint reduced the reciprocal roaming rate charged by Sprint and its network partners for use of our respective networks from $0.10 per minute of use to $0.058 per minute of use in 2003.

We have questioned whether these and other charges and actions are appropriate and authorized under our Sprint agreements. We expect that it will take time to resolve these issues, the ultimate outcome is uncertain and litigation may be required to resolve these issues. Unanticipated expenses and reductions in revenue have had and, if they occur in the future, will have a negative impact on our liquidity and make it more difficult to predict with reliability our future performance.

Inaccuracies in data provided by Sprint could understate our expenses or overstate our revenues and result in out-of-period adjustments that may materially adversely affect our financial results

Approximately 65% of cost of service and roaming in our financial statements relate to charges from Sprint. In addition, because Sprint provides billing and collection services for AirGate, Sprint remits approximately 95% of our revenues to us. The data provided by Sprint is the primary source for our recognition of service revenue and a significant portion of our selling and marketing and cost of service and operating expenses. In certain cases, the data is provided at a level of detail that is not adequate for us to verify for accuracy back to the originating source. As a result, we rely on Sprint to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivables, which underlie a substantial portion of our periodic financial statements and other financial disclosures.

AirGate and Sprint have discovered billing and other errors or inaccuracies, which, while not material to Sprint, could be material to AirGate. If AirGate is required in the future to make additional adjustments or charges as a result of errors or inaccuracies in data provided to us by Sprint, such adjustments or charges may have a material adverse affect on our financial results in the period that the adjustments or charges are made, on our ability to satisfy covenants contained in AirGate's credit facility, and on our ability to make fully informed business decisions.

The inability of Sprint to provide high quality back office services, or our inability to use Sprint's back office services and third-party vendors' back office systems, could lead to subscriber dissatisfaction, increased churn or otherwise increase our costs

We currently rely on Sprint's internal support systems, including customer care, billing and back office support. Our operations could be disrupted if Sprint is unable to provide internal support systems in a high quality manner, or to efficiently outsource those services and systems through third-party vendors. Cost pressures are expected to continue to pose a significant challenge to Sprint's internal support systems. Additionally, Sprint has made reductions in its customer service support structure and may continue to do so in the future, which may have an adverse effect on our churn rate. Further, Sprint has relied on third-party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint's willingness to continue to offer these services and to provide these services effectively and at competitive costs. These costs were approximately $31.0 million for AirGate for the nine months ended June 30, 2003. Our Sprint agreements provide that, upon nine months prior written notice, Sprint may elect to terminate any of these services. The inability of Sprint to provide high quality back office services, or our inability to use Sprint back office services and third-party vendors' back office systems, could lead to subscriber dissatisfaction, increase churn or otherwise increase our costs.

Sprint has become aware of customer dissatisfaction with its customer service and in that regard has recently announced that it is undertaking initiatives to improve customer service. We believe dissatisfaction in customer service leads to higher churn.

If Sprint elects to significantly increase the amount it charges us for any of these services, our operating expenses will increase, and our operating income and available cash would be reduced. We are exploring ways to outsource certain services now provided by Sprint. While the services agreement allows AirGate to use third-party vendors to provide certain of these services instead of Sprint, Sprint may seek to require us to pay high start-up costs to interface with Sprint's system and may otherwise seek to delay any such outsourcing, which could increase the costs of any such outsourcing and delay the benefits of any outsourcing. This could limit our ability to lower our operating costs.

Changes in Sprint PCS products and services may reduce subscriber additions, increase subscriber turnover and decrease subscriber credit quality

The competitiveness of Sprint PCS products and services is a key factor in our ability to attract and retain subscribers.

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

o the roaming arrangements are negotiated by Sprint and may not benefit us in the same manner that they benefit Sprint;

o the quality of the service provided by another provider during a roaming call may not approximate the quality of the service provided by the Sprint PCS network;

o the price of a roaming call off our network may not be competitive with prices of other wireless companies for roaming calls;

o customers may have to use a more expensive dual-band/dual mode handset with diminished standby and talk time capacities;

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

Certain provisions of the Sprint agreements may diminish the value of AirGate's common stock and restrict the sale of our business

Under limited circumstances and without further stockholder approval, Sprint may purchase the operating assets of AirGate at a discount. In addition, Sprint must approve any change of control of the ownership of AirGate and must consent to any assignment of its Sprint agreements. Sprint also has a right of first refusal if AirGate decides to sell its operating assets to a third-party. AirGate is also subject to a number of restrictions on the transfer of its business, including a prohibition on the sale of its operating assets to competitors of Sprint. These restrictions and other restrictions contained in the Sprint agreements could adversely affect the value of AirGate's common stock, may limit our ability to sell our business, may reduce the value a buyer would be willing to pay for our business, may reduce the "entire business value," as described in our Sprint agreements, and may limit our ability to obtain new investment or support from any source.

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

o Sprint gives preference to other distribution channels, which it does periodically;

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

If other network partners experience financial difficulties, Sprint's PCS network could be disrupted. If Sprint's agreements with those network partners were like ours, Sprint would have the right to step in and operate the network in the affected territory, subject to the rights of their lenders. In such event, there can be no assurance that Sprint could transition in a timely and seamless manner or that lenders would permit Sprint to do so.

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

Non-renewal   or  revocation   by  the  FCC  of  Sprint's  PCS  licenses   would
significantly harm our business

PCS licenses are subject to renewal and revocation by the FCC. Sprint licenses in our territories will begin to expire in 2007 but may be renewed for additional ten-year terms. There may be opposition to renewal of Sprint's PCS licenses upon their expiration, and Sprint's PCS licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. Any failure by Sprint or us to comply with these standards could cause revocation or forfeiture of Sprint's PCS licenses for our territories. If Sprint loses any of its licenses in our territory, we would be severely restricted in our ability to conduct business.

If Sprint does not maintain control over its licensed spectrum, the Sprint agreements may be terminated, which would result in our inability to provide service

The FCC requires that licensees like Sprint maintain control of their licensed spectrum and not delegate control to third-party operators or managers. Although the Sprint agreements with AirGate reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum, we cannot assure you that the FCC will agree. If the FCC were to determine that the Sprint agreements need to be modified to increase the level of licensee control, AirGate has agreed with Sprint to use their best efforts to modify the Sprint agreements to comply with applicable law. If we cannot agree with Sprint to modify the Sprint agreements, they may be terminated. If the Sprint agreements are terminated, we would no longer be a part of the Sprint PCS network and would be severely restricted in our ability to conduct business.

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

If the demand for wireless data services does not grow, or if Sprint or AirGate fail to capitalize on such demand, it could have an adverse effect on our growth potential

Sprint and its network partners, including AirGate, have committed significant resources to wireless data services and our business plan assumes increasing uptake in such services. That demand may not materialize. Even if such demand does develop, AirGate's ability to deploy and deliver wireless data services relies, in many instances, on new and unproven technology. Existing technology may not perform as expected. We may not be able to obtain new technology to effectively and economically deliver these services. The success of wireless data services is substantially dependent on the ability of Sprint and others to develop applications for wireless data devices and to develop and manufacture devices that support wireless applications. These applications or devices may not be developed or developed in sufficient quantities to support the deployment of wireless data services. These services may not be widely introduced and fully implemented at all or in a timely fashion. These services may not be successful when they are in place, and customers may not purchase the services offered. Consumer needs for wireless data services may be met by technologies such as 802.11, known as wi-fi, which does not rely on FCC regulated spectrum. The lack of standardization across wireless data handsets may contribute to customer confusion, which could slow acceptance of wireless data services, or increase customer care costs. Either could adversely affect our ability to provide these services profitably. If these services are not successful or costs associated with implementation and completion of the rollout of these services materially exceed our current estimates, our financial condition and prospects cold be materially adversely affected.

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

Risks Related to Our Common Stock

We may not achieve or sustain operating profitability or positive cash flows, which may adversely affect AirGate's stock price

AirGate has limited operating histories. Our ability to achieve and sustain operating profitability will depend upon many factors, including our ability to market Sprint PCS products and services, manage churn, sustain monthly average revenues per user, and reduce capital expenditures and operating expenses. We have experienced slowing net subscriber growth, increased churn and increased costs to acquire new subscribers and as a result, have had to revise our business plans. If AirGate does not achieve and maintain positive cash flows from operations when projected, AirGate's stock price may be materially adversely affected. In addition, as a result of the bankruptcy of iPCS, AirGate's investment in iPCS is likely to be worthless, and such bankruptcy may materially adversely affect AirGate's stock price.

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

o    the de-listing of our common stock;

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

o changes in the Company's relationship with Sprint, including the impact of our efforts to more closely examine Sprint charges and amounts paid by Sprint;

o    litigation between other Sprint network partners and Sprint;

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

AirGate was notified by the Nasdaq Stock Market, Inc. that because it had failed to regain compliance with the minimum $1.00 bid price per share requirement and also failed to comply with the minimum stockholders' equity, market value of publicly held shares and minimum bid requirements for continued listing on the Nasdaq National Market, the Nasdaq Stock Market, Inc. was delisting AirGate's stock from the Nasdaq National Market. This delisting occurred on April 8, 2003. In addition, AirGate did not meet the listing requirements to be transferred to the Nasdaq Small Cap Market. AirGate's common stock currently trades on the OTCBB maintained by The Nasdaq Stock Market, Inc., under the symbol "PCSA.OB", and is subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such OTCBB securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell AirGate's common stock and also may affect the ability of our current stockholders to sell their securities in any market that might develop. In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15-g1, 15-g2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934 as amended. AirGate's common stock may constitute "penny stocks" within the meaning of the rules. These rules may further affect the ability of owners of AirGate common stock to sell our securities in any market that might develop for them.

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

o    a classified board, with each board member serving a three-year term;

o    no authorization for stockholders to call a special meeting;

o    no ability of stockholders to remove directors without cause;

o    prohibition of action by written consent of stockholders; and

o    advance notice for nomination of directors and for stockholder proposals.

These provisions, among others, may have the effect of discouraging a third party from making a tender offer or otherwise attempting to obtain control of us, even though a change in ownership might be economically beneficial to us and our stockholders.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

31.1 Certification of Thomas M. Dougherty pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of William H. Seippel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Thomas M. Dougherty pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of William H. Seippel pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)     Reports on Form 8-K

The following Current Reports on Form 8-K were filed by AirGate during the quarter ended June 30, 2003:

On April 10, 2003, AirGate furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 9 - Regulation FD Disclosure relating to its delisting from the Nasdaq National Market effective at the open of business April 8, 2003. AirGate's stock began to trade on the OTC Bulletin Board under the same symbol "PCSA.OB" following its delisting from Nasdaq.

On April 22, 2003, AirGate furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 9 - Regulation FD Disclosure relating to the Trustee sending notice under the Indenture to the AirGate Noteholders informing them of iPCS' bankruptcy notice and informing the AirGate Noteholders that it is the opinion of the Company and its counsel, that no Event of Default under Section 6.1 of the AirGate Indenture resulted from iPCS' bankruptcy filing.

On May 21, 2003, AirGate furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 9 - Regulation FD Disclosure (also provides information required under Item 12 "Results of Operations and Financial Condition") relating to issuance of a press release regarding financial and operating results for the second quarter of fiscal year 2003 and other matters.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.


                           AIRGATE PCS, INC.

                            By:  /s/ William H. Seippel
                                -----------------------------------------------
                                 William H. Seippel
                                 Title: Chief Financial Officer
                                        (Duly Authorized Officer, Principal
                                        Financial and Chief Accounting Officer)

Date:  August 14, 2003