Form 10-K
period 2003-09-30
AIRGATE PCS INC /DE/
filed 2003-12-16
CIK 1086844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to
Section 13 or 15(d) of the Securities Act of 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended September 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 027455

AirGate PCS, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State other jurisdiction of incorporation or organization)	58-2422929 (I.R.S. Employer Identification Number)

Harris Tower, 233 Peachtree St. NE, Suite 1700, Atlanta, Georgia (Address of principal executive offices)	30303 (Zip code)

(404) 525-7272
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing sale price on the OTC Bulletin Board on March 31, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,484,959. (For purposes of determination of the foregoing amount, only our directors and executive officers have been deemed affiliates).

     As of December 8, 2003, there were 25,961,191 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement to be filed within 120 days after September 30, 2003 for the Registrant’s Annual Shareholder Meeting are incorporated into Part III of this Report on Form 10-K.

AIRGATE PCS, INC.
ANNUAL REPORT ON FORM 10-K

i

PART I

ITEM 1. Business

Special Caution Regarding Forward-Looking Statements

This annual report on Form 10-K and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our liquidity, the wireless industry, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on our behalf. Words such as “anticipate,” “believe,” “estimate,” “expect,” “goal,” “intend,” “plan,” “project,” “seek,” “target,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this annual report on Form 10-K, whether as a result of new information, future events, changes in assumptions, or otherwise.

Important factors that could cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section in this Item 1, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.

Certain Definitions

In this annual report on Form 10-K, we refer to AirGate PCS, Inc. and its subsidiaries, other than iPCS, Inc. and its subsidiaries, as “AirGate.” We refer to iPCS, Inc. and its subsidiaries as “iPCS.” Unless the context otherwise requires, the use of “the Company,” refers to AirGate and its consolidated subsidiaries, including iPCS. AirGate has three other wholly-owned, unrestricted subsidiaries, AGW Leasing Company, Inc., AirGate Network Services, LLC and AirGate Service Company, Inc.

“Sprint PCS” refers to Sprint Communications Company, L.P., Sprint Spectrum L.P. and WirelessCo, L.P. In this annual report on Form 10-K, we refer to Sprint Corporation and its affiliates, including Sprint PCS, as “Sprint”. Statements in this report regarding Sprint are derived from information contained in our agreements with Sprint, periodic reports and other documents filed by Sprint with the Securities and Exchange Commission or press releases issued by Sprint.

BUSINESS OVERVIEW

Background

AirGate PCS, Inc. and its subsidiaries and predecessors were formed for the purpose of becoming a leading regional provider of wireless Personal Communication Services, or “PCS.” We are a network partner of Sprint PCS, which is a group of wholly-owned subsidiaries of Sprint Corporation (a diversified telecommunications service provider), that operate and manage Sprint’s PCS products and services.

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

As of September 30, 2003, AirGate had 359,460 subscribers and total network coverage of approximately 6.1 million residents, representing approximately 83% of the residents in its territory. For the fiscal year ended September 30, 2003, AirGate generated revenue of approximately $331.3 million.

On November 30, 2001, we acquired iPCS, Inc., another Sprint network partner, in a merger. In light of consolidation in the wireless communications industry in general and among Sprint PCS network partners in particular, our board of directors believed that the merger represented a strategic opportunity to significantly expand the size and scope of our operations, attain access to attractive markets and provide greater operational efficiencies and growth potential than we would have had on our own. In connection with the iPCS acquisition, we issued 12.4 million shares of our common stock valued at $57.16 per share on November 30, 2001, which totaled $706.6 million. We reserved an additional 1.1 million shares for issuance upon exercise of outstanding iPCS options and warrants valued at $47.7 million using a Black-Scholes option pricing model. The transaction was accounted for under the purchase method of accounting. Subsequently, certain former stockholders of iPCS sold 4.0 million shares of our common stock in an underwritten offering on December 18, 2001.

iPCS entered into agreements with Sprint that are substantially similar to ours. Through iPCS’s management agreement with Sprint, it has the right to market and provide Sprint PCS products and services in a territory that covers mid-sized cities and rural areas in parts of Illinois, Michigan, Iowa and eastern Nebraska. This territory includes markets that are adjacent to several major metropolitan operational markets, including Chicago, Detroit, Des Moines, Indianapolis, Omaha and St. Louis.

The following description of our business is limited to AirGate alone, and does not reflect the business of iPCS.

Current Operating Environment and its Impact on Us

Since the beginning of 2002, the wireless communications industry, including us, experienced significant declines in per share equity prices that limited the ability of wireless companies to raise capital. We believe that this decline in wireless stocks results from a weaker outlook for the wireless industry than previously expected. Reasons for a weaker operating environment include:

•	lower rates of subscriber growth in the United States as overall rates of penetration in the wireless industry approached and then exceeded 50%, which decline may have been exacerbated by a widespread economic slowdown;

•	concerns that these declines, coupled with intense competition among wireless service providers in the United States, will continue to lead to service offerings of increasingly large bundles of minutes at lower prices;

•	higher rates of churn resulting from intense competition and programs for sub-prime credit quality subscribers, which may be exacerbated by the implementation of wireless number portability; and

•	the highly leveraged capital structures of many wireless providers and a lack of viable financing alternatives.

Our business has been and continues to be affected by these market conditions. In addition, as a result of our dependence on Sprint, we are also confronted with additional factors that have had a negative impact on our operations such as:

•	Sprint offered a program that attracted sub-prime credit quality subscribers, which contributed to high rates of churn and reduced our liquidity. The introduction of this program was required under our agreements with Sprint until late February, 2002 (See “— Marketing Strategy — Pricing” for a description of the program and “— Sprint Relationship and Agreements”);

•	in 2002 and early 2003, Sprint took a number of actions which resulted in unanticipated charges or increases in charges to us. Some of these charges resulted from errors by Sprint, while others were charges to which we had little or no advance notice. The effect of these actions was to reduce our liquidity and interject a greater degree of uncertainty to our business and financial planning (See “Risk Factors — Risks Related to Our Relationship with Sprint”). As of September 30, 2003, we have disputed approximately $8.9 million in invoices for such increases and additional charges, but those issues have not been resolved;

•	our current dependence on Sprint to provide customer care limits our ability to improve the quality of customer care, which we believe contributes to higher churn, and to reduce the costs of customer care;

•	because 65% of our costs of service and roaming is paid to (or through) Sprint as service, affiliation, roaming, long-distance and other fees and expenses under our agreements, our ability to control costs through our own cost cutting measures is limited; and

•	a more limited control of our own working capital.

These factors and the lack of additional sources of capital led us to revise our business plan to reflect this less-favorable operating environment, and ultimately, to consider alternatives for a capital restructuring.

Effect on iPCS

iPCS’s business plan projected that historic high rates of growth in the wireless industry would continue through 2009 as penetration rates in the United States grew to above 70%, which would in turn support pricing levels for wireless products and services. As a result, we believed that iPCS would have sufficient cash flow to service its high level of debt. iPCS’s growth rates through March 2002 met or exceeded expectations, despite slower subscriber growth in the industry in 2001 than in prior years.

The re-imposition and increase of the deposit for sub-prime credit customers, the continued slowdown in growth in the wireless industry and increased competition slowed iPCS’s rate of growth significantly in 2002. iPCS’s dependence on Sprint also created the same additional challenges faced by AirGate.

In addition to these factors, iPCS’s problems were compounded because it was earlier in its business lifecycle when growth slowed, had approximately one-third fewer subscribers than AirGate and a less complete network.

AirGate’s results of operations similarly declined in this period due to many of the same factors, but not to the same degree. We were significantly further along in our business lifecycle and thus had built out more of our area and had a larger subscriber base. As a result, we had significantly less build-out expenses and a higher level of consistent revenue than iPCS during the same period.

On February 23, 2003, iPCS filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Georgia in order to reorganize.

The issuance of common stock in the recapitalization plan described below, will result in an ownership change of AirGate for federal income tax purposes. This would also cause an ownership change of iPCS, Inc. and could have a detrimental effect on the use of certain of its net operating losses (“NOLs”). Consequently, this could have subjected our restructuring to the automatic stay protection of the iPCS bankruptcy court. To prevent this, on October 17, 2003, we transferred all of our shares of iPCS common stock to a trust organized under Delaware law. Our stockholders on the date of transfer to the trust are the trust’s sole beneficiaries, whose interest in the trust is equal to their current percentage ownership of AirGate. The bankruptcy court overseeing iPCS’s bankruptcy approved

•	the transfer of the iPCS shares to the trust,

•	the documentation governing the trust; and

•	upon confirmation of iPCS’s plan of reorganization by the bankruptcy court, the distribution to the trust’s beneficiaries of the iPCS shares if the plan of reorganization for iPCS approved by the iPCS bankruptcy court provides for such distribution.

It is likely that the iPCS bankruptcy court will ascribe little to no value to the iPCS stock. Under the documentation governing the trust, the trustee will administer the trust and we will have no ability to direct the trustee in its administration of the trust.

The trust agreement also provides that iPCS’ board of directors will retain complete control over iPCS. As a result, as of October 17, 2003, we have no interest in iPCS or any of its assets and under no circumstances will the iPCS stock transferred to the trust revert to or vest with us after the termination of the trust.

AirGate Business Strategy

In order to succeed in this operating environment, we have implemented a “smart growth” strategy with a focus on EBITDA and cash flow growth. This smart growth strategy entails targeting higher credit quality subscribers with higher than market revenues per subscriber while reducing costs. We believe the following elements are critical to enable us to achieve this strategy:

•	continue to maximize free cash flow by constraining our capital spending and operating costs;

•	restructuring our debt to reduce debt service payments and improve cash flow;

•	seek to reduce churn and bad debt expense by focusing on the credit quality of our new subscribers and our subscriber base;

•	seek to reduce churn and operating costs by exploring ways to improve the quality and cost of customer care and similar services provided by Sprint and other actions;

•	capitalize on Sprint wireless products and services;

•	improve the predictability, accuracy and amount of financial information provided through Sprint; and

•	in the longer term, take advantage of the Sprint brand recognition to capitalize on new growth initiatives, including data services and wireline-to-wireless migration opportunities.

We may be required to change our smart growth strategy to adapt to changes in Sprint’s business strategy and targeted customers that result in new program requirements or service offerings from Sprint. For example, if Sprint were to re-introduce programs to attract sub-prime credit customers or introduce a one-rate plan where roaming charges are included in a single monthly fee, Sprint could seek to require us to implement such programs. Implementing or supporting such programs would require us to re-evaluate our business plan.

Maximize free cash flow by lowering capital spending and operating costs. We believe our success will depend in large part on our ability to constrain capital spending and operating costs and be cost competitive. With the primary build-out of our network complete, we have reduced capital spending. In addition, we have taken a number of steps to lower our general and administrative, sales, marketing and network service costs, including the following:

•	restructuring the AirGate organization and eliminating more than 150 positions to operate in the most cost efficient manner possible, which includes the following changes:

•	moving the accounting function to Atlanta, Georgia from Geneseo, Illinois and reducing the overall accounting staff;

•	restructuring management in our retail channel and closing our least productive retail stores,

•	a reduction in support to our indirect distribution channels and

•	a reduction in support to our business distribution channel;

•	significantly reducing capital expenditures (from $41.3 million in fiscal 2002 to $16.0 million in fiscal 2003);

•	reducing spending for selling and marketing (from $79.1 million in fiscal 2002 to $51.8 million in fiscal 2003); and

•	tightening management of vendors, including re-negotiating contracts for backhaul and other telecommunications services.

Savings from these actions were partially offset by the bankruptcy of iPCS and the termination of management services by iPCS.

Restructuring our debt. For the fiscal year ended September 30, 2003, AirGate has produced $46.8 million of EBITDA. As of September 30, 2003, AirGate had working capital of $12.5 million and cash and cash equivalents of approximately $54.1 million. After drawing the remaining $9.0 million available under our $153.5 million senior secured credit facility in August 2003, AirGate is completely dependent on available cash and operating cash flow to operate our business and fund our capital needs. In November 2003, AirGate entered into an amendment to its credit facility. Some of the changes will assist us in complying with key financial covenants for the next twelve months. Based on our current business plan, our compliance with the financial covenants under our credit facility is not assured and after March 2005, our ability to generated operating cash flow to pay debt service, meet our other capital needs, and meet the financial covenants in our credit facility is significantly uncertain. After that time, our ability to generate operating cash flow to pay debt service and meet our other capital needs is significantly uncertain. In addition, there is substantial risk under our current business plan that we would not have sufficient liquidity to meet our cash interest obligations on our old notes beginning in 2006.

We also have significant cash principal and interest payments under our indebtedness coming due during the period from 2005 through 2009. Unless the financial restructuring described below under “—The Financial Restructuring” occurs, we will be required to make the following approximate principal and interest payments on our credit facility and old notes:

Fiscal Year	Principal	Interest

	(In millions)
2004	$17.8	$8.0
2005	23.7	47.3
2006	30.1	45.8
2007	39.9	43.9
2008	40.0	41.7
2009	300.0	40.5

This assumes an interest rate on our credit facility of 5.5%. As of September 30, 2003, the weighted average interest rate on our credit facility was 5.05%.

If the financial restructuring is completed, the principal amount at maturity of the debt represented by our old notes is expected to decrease by $140 million and annual interest payments are expected to decrease by $25.5 million per year after 2004. As a result, after 2004 the restructuring would provide cumulative cash savings from operations of $255 million more than otherwise would have been the case without the proposed financial restructuring.

Seek to reduce churn and bad debt expense by focusing on the credit quality of our new subscribers and our subscriber base. We believe it is important to maintain the appropriate balance of prime and sub-prime credit subscribers to reduce churn and bad debt expense. Currently, rates of churn, or customer turnover, are highest among sub-prime credit quality customers. During fiscal 2003, we increased the deposit required to be paid by sub-prime credit customers to use our services. As a result of these actions, we have increased our customer base by 8% while increasing our prime credit quality customers to 72% of our customer base from 62% at June 30, 2002. Despite these measures, churn for the quarter ended September 30, 2003 was 3.41%.

Seek to reduce operating costs and churn by improving the quality and cost of customer service and related services and other actions. A number of factors, including the quality of customer care, contribute to churn. Two surveys conducted in 2003 ranked Sprint last in customer service among national wireless carriers. Sprint currently provides these services on behalf of AirGate pursuant to services agreement. In an effort to reduce the cost of providing customer care and to improve the quality of the services and reduce churn, we are exploring the possibility of terminating Sprint and outsourcing these services to another service provider or ways to improve the services as provided by Sprint. See “AirGate — Customer Care and Billing.” We are also exploring other ways to reduce churn.

Capitalize on Sprint wireless products and services. An underlying premise of our business plan is to continue to capitalize on the Sprint brand and the other services Sprint is required to provide under our agreements with Sprint. We believe Sprint wireless products and services provide us with a significant competitive advantage over other regional wireless providers because of Sprint’s:

•	strong brand name recognition,

•	all-digital nationwide coverage,

•	quality products and services,

•	advanced technology, including Sprint PCS Vision products, and

•	established distribution channels.

In addition to Sprint’s national marketing plans, we plan to develop local plans, with Sprint’s approval, to target groups who share common characteristics or have common needs in our territory.

Increase the predictability and accuracy of financial information provided through Sprint. 64% of cost of service and roaming in our financial statements is paid to or through Sprint as service, affiliation, roaming, long-distance and other fees and expenses under our agreements. Many of these are charges passed along from third parties. We have been working with Sprint to increase the financial data provided to AirGate regarding its subscribers, and we have been developing tools to better analyze this data.

In the longer term, take advantage of the Sprint brand recognition to capitalize on new growth initiatives, including data services and wireline-to-wireless migration opportunities. The development of compelling data applications will be critical to the growth in usage of wireless data network services. In the third quarter of 2002, Sprint launched PCS Vision, a third generation technology. Vision-enabled PCS devices take and receive pictures, check personal and corporate e-mail, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds that equal or exceed a home computer’s dial-up connection. At the same time, Sprint began to roll out a broad portfolio of Vision-enabled devices that incorporate voice and data functionality, expanded memory, high-resolution and larger color screens that allow greater mobility, convenience and productivity. While the uptake of these services has been slow, we believe PCS Vision will provide a vehicle for growth for data and wireless internet services.

We believe wireless will continue to grow as a substitution for wireline services. Wireless internet access, wireless local loop and other wireless applications can spur this migration and increase sales of wireless services. Currently available data speeds on our network can exceed dial up speeds through wireline carriers. Future speed upgrades may offer alternatives to wireline services in rural areas in our territory.

The Financial Restructuring

AirGate has proposed a financial restructuring to improve its capital structure and reduce the financial risk in its business plan by substantially reducing the required payments under its outstanding indebtedness. AirGate may achieve the financial restructuring through one of two alternative plans: (1) a recapitalization or (2) a prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code.

The recapitalization plan consists of

•	an exchange offer, in which AirGate is offering to exchange all $300 million of its outstanding 13.5% Senior Subordinated Discount Notes due 2009 (the “old notes” or the “old AirGate notes”) for an aggregate of

•	33,041,834 shares of its common stock, representing 56% of its outstanding common stock to be issued and outstanding immediately after the financial restructuring; and

•	$160 million of newly-issued 9 3/8% Senior Subordinated Secured Notes due 2009 (the “new notes” or the “new AirGate notes”);

•	a consent solicitation, in which AirGate is soliciting the consent of each holder of old notes to

•	amend the old notes indenture to eliminate substantially all of the restrictive covenants contained in the old notes indenture and release all collateral securing AirGate’s obligations under the old notes indenture; and

•	waive any defaults and events of default under the old notes indenture that may occur in connection with the recapitalization plan;

•	an amendment of AirGate’s credit facility; and

•	stockholder approval of certain aspects of the recapitalization plan.

The prepackaged plan consists of a plan of reorganization under Chapter 11 of the Bankruptcy Code that would effect the same transactions contemplated by the recapitalization plan.

In connection with the financial restructuring, AirGate has filed a registration statement with the SEC to register the issuance of its common stock and new notes in the exchange offer.

Recent Developments

Two recent surveys ranked Sprint last among national wireless carriers in terms of customer satisfaction with customer care. We believe actual or perceived poor customer care contributes to higher churn. AirGate is examining a change in its billing and customer care provider from Sprint to another provider. Whether we change providers depends on a number of factors, including the costs of the providers compared to Sprint, the costs Sprint may charge to accommodate the transition to a new provider, the costs Sprint may charge for services that remain with Sprint, either through our choice or because Sprint requires us to accept these services, and the resolution of other issues with Sprint. Sprint has proposed changes in our underlying economic relationship on terms similar to those accepted by other Sprint network partners. Under this modified arrangement, Sprint would provide fixed service costs for up to three years, subject to certain exceptions and would agree to fix the reciprocal roaming rate charged among Sprint and its network partners at $0.058 per minute for at least three years. We are evaluating all of these alternatives. See “—Outsourced Services.” If we decide the best alternative for AirGate is to terminate Sprint customer care and billing, we would be required to incur costs to connect to the Sprint system and satisfy appropriate Sprint program requirements with regard to these services. A termination of these services, would not, in and of itself, terminate other services provided by Sprint, nor change the fundamental nature of our Sprint affiliate relationship. We would continue as a Sprint network partner and our Sprint subscribers would have access to the national Sprint network and its products and services.

Sprint has unilaterally reduced the reciprocal roaming rate among Sprint and its PCS network partners, including the Company, over time, from $0.20 per minute of use prior to June 1, 2001, to $0.10 per minute of use in calendar 2002 to $0.058 per minute of use in 2003. On December 4, 2003, Sprint notified us that it intends to reduce the reciprocal roaming rate to $0.041 per minute of use in 2004. If this reduction had been in effect in fiscal year 2003, it would have reduced our roaming revenue by $20.7 million and our roaming expense by $16.4 million, and increased our net loss by $4.3 million.

Sprint Relationship and Agreements

The following includes a summary of the material terms and provisions of our Sprint agreements and the consent and agreement modifying the Sprint management agreement. The Sprint agreements and consent and agreement have been filed by us as exhibits to certain of our filings with the SEC. We urge you to carefully review the Sprint agreements and the consent and agreement.

Advantages and Disadvantages of Our Relationship with Sprint

An underlying premise of our business plan is to continue as a Sprint PCS network partner. Our relationship with, and dependence on Sprint, provide both advantages and disadvantages, which are summarized below.

Advantages

We believe our relationship with Sprint provides us with significant advantages over other regional wireless providers. These advantages include:

•	our right to sell Sprint PCS products and services (See “—The Management Agreement — Exclusivity”);

•	subscribers’ access to Sprint’s all-digital nationwide network (See “— Products and Services”);

•	Sprint’s brand name recognition (See “— Marketing Strategy”);

•	Sprint’s national marketing programs (See “— Marketing Strategy”);

•	Sprint’s data PCS products and services (See “— Products and Services”);

•	our ability to take advantage of Sprint’s research and development (See “— Technology — Research and Development”);

•	discounted purchasing arrangements with many of Sprint’s vendors for network equipment and handsets, as described herein under “The Management Agreement — Products and Services” and “— Suppliers and Equipment Vendors”); and

•	Sprint’s established national distribution channels in our territory (See “— Sales and Distribution”).

Disadvantages

Our relationship with, and dependence on, Sprint also has certain disadvantages (See “Risk Factors — Risks Related to Our Business — Risks Related to Our Relationship with Sprint”). Some of these disadvantages are that:

•	If Sprint’s business plan does not succeed, we are likely to experience many of the negative consequences experienced by Sprint, some of which may be worse for us. If Sprint’s business plan fails, our business plan is also likely to fail. For example, if Sprint’s products and services are not sufficiently competitive in the marketplace and that results in loss of market share and lower subscriber growth for Sprint, we are likely to experience lower subscriber growth and similarly negative effects in our territory.

•	We do not currently engage in independent product development, but depend on Sprint for continuing research and development of wireless products and services.

•	Sprint requires us to offer and support its PCS products, services and programs, even if these products and services adversely impact our business (See “The Management Agreement — Products and Services” and “— Service pricing, roaming and fees”). See “— Marketing Strategy — Pricing” for a description of the Clear Pay program and the PCS to PCS offering.

•	Pursuant to the terms of our services agreement, Sprint provides a number of services, such as billing and customer care, that affect subscribers in our territory. Sprint’s customer care has been ranked lowest among national carriers, which we believe contributes to higher rates of customer turnover, or “churn.” (See “Risk Factors — Risk Related to Our Business — Risks Related to Our Relationship with Sprint — The inability of Sprint to provide high quality back office services could lead to subscriber dissatisfaction, increased churn or otherwise increase our costs.”)

•	We believe Sprint charges us above market rates for customer care, billing and related services. As a result, our costs may be higher than those of many or our competitors. Our ability to terminate Sprint as the provider of some or all of these services and to provide them directly or through another service provider may be hindered or prevented altogether by Sprint if it imposes requirements and/or charges high start-up costs in connection with any transition to a new service provider. While we believe that Sprint’s rights are limited in this regard, there can be no assurance that any resulting disputes would be resolved in our favor. In addition, actions we might take to improve customer care or other services could increase our expenses (See “— Current Operating Environment and its Impact on Us”).

•	Sprint has taken the position that it can, unilaterally at any time and with little notice, increase charges, impose new program requirements and decrease the per minute rate (known as the “reciprocal roaming rate” or the “travel rate”) that Sprint and its network partners are paid for subscribers in their territory who use the network of Sprint or another network partner (and vice versa). For example, Sprint reduced the travel rate from $0.20 a minute in June, 2001 to $0.058 a minute in 2003 and has notified us of its intent to reduce the travel rate to $0.041 a minute in 2004.

•	AirGate was required to upgrade our network to first generation data technology or “1XRTT” at a cost of more than $15 million.

•	In 2002, we agreed to a new $4 logistics fee for each 3G enabled handset to avoid a prolonged dispute with Sprint over certain charges.

•	Sprint charged a $15 per month fee per 3G subscriber in 2002 and more than $3.00 per 3G subscriber in 2003 for 3G-related research and development costs.

•	Sprint PCS sought to recoup $4.9 million in long-distance access revenues previously paid by Sprint PCS to AirGate, of which $1.2 million has been invoiced.

•	Future increases in charges, new program requirements and reductions in the travel rate may adversely affect our results of operations and our ability to satisfy financial covenants contained in our credit facility. (See “Risk Factors — Risks Related to Our Business — Risks Related to Our Relationship with Sprint — Sprint may make business decisions that are not in our best interests, which may adversely affect our relationship with subscribers in our territory, increase our expenses and/or decrease our revenues.”)

•	We depend on Sprint for information needed to determine and verify our revenues and many of our expenses. On more than one occasion, we have determined that the data provided by Sprint has been inaccurate. For some charges, the information provided by Sprint is not sufficiently detailed to allow us to effectively verify the information to the source data. As a result, we must dedicate substantial resources to analyze, verify and substantiate information provided, and charges made, by Sprint. Further, because of Sprint’s control over this data, our ability to recognize, analyze and react to trends affecting our operations and business are less than if we had ready access to all data affecting our business. Finally, if Sprint financial data provided to us has inaccuracies that we cannot, or do not, detect in a timely manner, we may experience unanticipated charges or losses. (See “Risk Factors — Risks Related to Our Business — Risks Related to Our Relationship with Sprint — Inaccuracies in data provided by Sprint could understate our expenses or overstate our revenues and result in out-of-pocket adjustments that may materially adversely affect our financial results.”)

•	We are currently engaged in discussions with Sprint regarding historical disputes and other issues affecting our relationship, including the potential to outsource customer care, billing and related services. Our inability to resolve some or all of those issues could have a negative impact on our business and our future financial performance. (See “Risk Factors — Risks Related to Our Relationship with Sprint — Our disputes with Sprint may adversely affect our relationship with Sprint.”)

Recently, Sprint has announced that it will re-align its resources to focus on two market segments: businesses and consumers. This represents a shift away from the current organizational focus on assets groups and products: local telecommunications, global wireline voice and data services and wireless. This initiative is often referred to as “One Sprint — One Solution.” This realignment is designed to facilitate Sprint’s cross-selling and bundling of products across these product lines. This shift could divert marketing, advertising and internal Sprint resources once dedicated to wireless to bundled or non-PCS Sprint products and services, could increase the risk that Sprint will design wireless products and services in a manner that is not profitable for AirGate or other network partners and could reduce the significance of Sprint’s wireless network partners.

Overview of Sprint Relationship and Agreements

Under our long-term agreements with Sprint, we market PCS products and services under the Sprint brand names in our territory. The agreements with Sprint require us to build-out our systems, platforms, products and services to seamlessly interface with the Sprint PCS wireless network. The Sprint agreements also provide us with:

•	the right to receive Sprint’s equipment discounts in making purchases from equipment vendors;

•	roaming revenue from Sprint PCS and its PCS network partner subscribers traveling into our territory;

•	national marketing and advertising; and

•	various other back office services provided by Sprint.

Our relationship and agreements with Sprint are structured to provide us with certain advantages such as avoiding the up-front costs of acquiring spectrum in our territory and being able to offer high quality products as part of a nationwide network. The Sprint agreements have an initial term of 20 years with three 10-year renewals which can lengthen the contracts to a total term of 50 years. Our Sprint agreements will automatically renew for the first 10-year renewal period unless we are in material default on our obligations under the agreements. The Sprint agreements will automatically renew for two additional 10-year terms unless either we on the one hand, or Sprint on the other hand, provides the other with two years prior written notice to terminate the agreements.

We have four major agreements with Sprint:

•	the management agreement;

•	the services agreement; and

•	two separate trademark and service mark license agreements.

In addition, Sprint has entered into a consent and agreement with our lenders that modifies the management agreement for the benefit of the lenders under our senior secured credit facility.

The Management Agreement

     Under our management agreement with Sprint, we have agreed to:

•	construct and manage a network in our territory in compliance with Sprint’s PCS licenses and the terms of the management agreement;

•	distribute during the term of the management agreement Sprint PCS products and services;

•	use Sprint’s and our own distribution channels in our territory;

•	conduct advertising and promotion activities in our territory; and

•	manage that portion of Sprint’s subscriber base assigned to our territory.

Exclusivity. We are designated as the only person or entity that can manage or operate a PCS network for Sprint in our territory. Sprint is prohibited from owning, operating, building or managing another wireless mobility communications network in our territory while our management agreement is in place and no event has occurred that would permit the agreement to terminate. Our agreement does not limit the definition of a wireless mobility communications network to a specific spectrum. Sprint is permitted under the agreement to make national sales to companies in the covered territories and, as required by the FCC, to permit resale of the Sprint PCS products and services in the covered territory.

Network build-out. The management agreement specifies the terms of the Sprint affiliation, including the required network build-out plan. We agreed to cover a specified percentage of the population at coverage levels ranging from 39% to 86% within each of the 21 markets which make up our territory by specified dates. We have satisfied these network build-out requirements. We have agreed to operate our PCS network, if technically feasible and commercially reasonable, to provide for a seamless handoff of a call initiated in our territory to a neighboring Sprint PCS network. If Sprint decides to expand coverage within our territory, Sprint must provide us with written notice of the proposed expansion. We have 90 days to determine whether we will build out the proposed area. If we do not exercise this right, Sprint can build out the territory or permit another third-party to do so. Any new area that Sprint or a third-party builds out is removed from our territory.

Products and services. The management agreement identifies the wireless products and services that we can offer in our territory. We may offer non-Sprint PCS products and services in our territory under limited circumstances. We may not offer products and services that are confusingly similar to Sprint PCS products and services. We may cross-sell services such as Internet access, subscriber premises equipment and prepaid phone cards with Sprint and other Sprint network partners. If we decide to resell such services of third parties, we must give Sprint an opportunity to provide the services on the same terms and conditions. We cannot offer wireless local loop services specifically designed for the competitive local exchange market in areas where Sprint owns the local exchange carrier without Sprint’s consent, unless we name the Sprint-owned local exchange carrier as the exclusive distributor.

We are required to participate in the Sprint sales programs for national sales to subscribers, and to pay the expenses related to sales from national accounts located in our territory.

Long distance service. We must use Sprint’s long distance service which we can buy at the best prices offered to comparably situated Sprint customers, plus an additional administrative fee. Sprint has a right of last offer to provide backhaul and transport services.

Service pricing, roaming and fees. We must offer Sprint subscriber pricing plans designated for regional or national offerings. We are to be paid 92% of collected revenues received by Sprint for Sprint PCS products and services from subscribers in our territory. Collected revenues exclude, among other things, outbound roaming revenues and related charges, roaming revenues from Sprint PCS and its PCS network partner subscribers, sales of handsets and accessories, proceeds from sales not in the ordinary course of business and amounts collected with respect to taxes. Except in the case of taxes, we retain 100% of these revenues. Although many Sprint subscribers purchase a bundled pricing plan that allows roaming anywhere on Sprint’s and its network partners’ networks without incremental roaming charges, we earn roaming revenues from every minute that a Sprint subscriber from outside our territory is carried on our PCS networks. We earn revenues from Sprint based on an established per minute rate for Sprint’s subscribers roaming in our territory. Similarly, we pay for every minute subscribers from our territory use the Sprint PCS nationwide network outside such territory. On April 27, 2001, we and Sprint announced an agreement in principle to reduce the reciprocal roaming rate exchanged between Sprint and us for PCS subscribers who roam into the other party’s, or another network partner’s, territory. The rate was reduced from $0.20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. Under the agreement in principle, the roaming rate for us with respect to calendar year 2002 was $0.10 per minute. Sprint unilaterally decreased the reciprocal roaming rate to $0.058 per minute in 2003 and has notified us that it intends to decrease the reciprocal roaming rate to $0.041 per minute in 2004. We believe these decreases were in breach of our agreements with Sprint, including the agreement in principle. However, our remedies against Sprint with respect to these breaches may be limited.

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

Advertising and promotions. Sprint is responsible for all national advertising and promotion of the Sprint PCS products and services. We are responsible for advertising and promotion in our territory, including a portion of certain costs of promotions or advertising done by third-party retailers in our territory pursuant to cooperative advertising agreements with Sprint based on per unit handset sales.

Program requirements. We are required to comply with Sprint’s program requirements for technical standards, subscriber service standards, national and regional distribution and national accounts programs. Sprint can adjust the program requirements from time to time under the conditions provided in the management agreement. In addition, we have the right to appeal Sprint’s adjustments to the program requirements, if the adjustment:

•	causes us to spend more than 5% of the sum of our equity and long term debt, or

•	causes our operating expenses to increase by more than 10% on a net present value basis.

If Sprint denies our appeal, then we have 10 days after the denial to submit the matter to arbitration. If we do not submit the matter to arbitration within the 10-day period or comply with the program adjustment, Sprint has the termination rights described below.

Non-competition. We may not offer Sprint PCS products and services outside our territory without the prior written approval of Sprint. Within our territory, we may offer, market or promote telecommunications products and services only under the Sprint brands, our own brands, brands of related parties or other products and services approved under the management agreement, except that no brand of a significant competitor of Sprint or its related parties may be used for those products and services. To the extent we have or obtain licenses to provide PCS services outside our territory, we may not use the spectrum to offer Sprint PCS products and services without prior written consent from Sprint.

Inability to use non-Sprint brand. We may not market, promote, advertise, distribute, lease or sell any of the Sprint PCS products and services on a non-branded, “private label” basis or under any brand, trademark or trade name other than the Sprint brand, except for sales to resellers approved by Sprint or required by law or as otherwise permitted under the trademark and service mark license agreements.

Rights of first refusal. Sprint has certain rights of first refusal to buy our assets upon a proposed sale of all or substantially all of our assets.

Termination of management agreement. The management agreement can be terminated as a result of:

•	termination of Sprint’s PCS licenses in our territory;

•	uncured failure by a party to pay any amount due under the management agreement or any other agreement between the parties or their respective related parties;

•	any other uncured breach under the management agreement;

•	bankruptcy of a party to the management agreement;

•	subject to the limitations in the management agreement, such management agreement not complying with any applicable law in any material respect; or

•	the termination of either of the related trademark and service mark license agreements.

The termination or non-renewal of the management agreement triggers certain of our rights and those of Sprint.

If we have the right to terminate our management agreement because of an event of termination caused by Sprint, generally we may:

•	require Sprint to purchase all of our operating assets used in connection with our PCS networks for an amount equal to at least 88% of our entire business value as described below, unless

•	Sprint becomes the licensee for 20 MHz of spectrum in our territory and has licensed at least 20 MHz of spectrum to us for use in our territory or

•	we have acquired or have the right to use any other spectrum, in which case the purchase price will be an amount equal to 80% of our entire business value;

•	if Sprint is the licensee for 20 MHz or more of the spectrum on the date we terminate the management agreement, require Sprint to sell to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of

•	the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or

•	9% of our entire business value; or

•	sue Sprint for damages or submit the matter to arbitration and not terminate the management agreement.

If Sprint has the right to terminate a management agreement because of an event of termination caused by us, generally Sprint may:

•	require us to sell our operating assets to Sprint for an amount equal to 72% of our entire business value;

•	require us to purchase, subject to governmental approval, the licensed spectrum in our territory for an amount equal to the greater of

•	the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or

•	10% of our entire business value;

•	take any action as Sprint deems necessary to cure our breach of our management agreement, including assuming responsibility for, and operating, the related PCS network; or

•	sue us for damages or submit the matter to arbitration and not terminate the management agreement.

Non-renewal. If Sprint gives us timely notice that it does not intend to renew our management agreement, we may:

•	require Sprint to purchase all of our operating assets used in connection with the PCS network for an amount equal to at least 80% of our entire business value; or

•	if Sprint is the licensee for 20 MHz or more of the spectrum on the date we terminate the management agreement, require Sprint to assign to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of

•	the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or

•	10% of our entire business value.

If we give Sprint timely notice of non-renewal of the management agreement, or we and Sprint both give notice of non-renewal, or the management agreement can be terminated for failure to comply with legal requirements or regulatory considerations, Sprint may:

•	purchase all of our operating assets for an amount equal to 80% of our entire business value; or

•	require us to purchase, subject to governmental approval, the licensed spectrum for an amount equal to the greater of

•	the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or

•	10% of our entire business value.

Determination of Entire Business Value. If the entire business value is to be determined, we and Sprint will each select one independent appraiser and the two appraisers will select a third appraiser. The three appraisers will determine the entire business value on a going concern basis using the following guidelines:

•	the entire business value is based on the price a willing buyer would pay a willing seller for the entire on-going business;

•	then-current customary means of valuing a wireless telecommunications business will be used;

•	the business is conducted under the Sprint brands and the related Sprint agreements;

•	that we own the spectrum and frequencies presently owned by Sprint and subject to the related Sprint agreements; and

•	the valuation will not include any value for businesses not directly related to the Sprint PCS products and services, and such businesses will not be included in the sale.

The rights and remedies of Sprint outlined in the management agreement resulting from an event of termination of the management agreement have been materially amended by the related consent and agreement as discussed below.

Insurance. We are required to obtain and maintain with financially reputable insurers, who are licensed to do business in all jurisdictions where any work is performed under the management agreement and who are reasonably acceptable to Sprint, workers’ compensation insurance, commercial general liability insurance, business automobile insurance, umbrella excess liability insurance and “all risk” property insurance.

Indemnification. We have agreed to indemnify Sprint and its directors, employees and agents and related parties of Sprint and their directors, employees and agents against any and all claims against any of the foregoing arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in our management agreement or any other agreement between us or either of our related parties and Sprint, our ownership of the operating assets or the actions or the failure to act of anyone employed or hired by us in the performance of any work under the management agreement, except we will not indemnify Sprint for any claims arising solely from the negligence or willful misconduct of Sprint. Sprint has agreed to indemnify us and our directors, employees and agents against all claims against any of the foregoing arising from Sprint’s violation of any law and from Sprint’s breach of any representation, warranty or covenant contained in the management agreement or any other agreement between Sprint and its related parties and us or our related parties, except Sprint will not indemnify us for any claims arising solely from our negligence or willful misconduct.

The Services Agreement

The services agreement outlines various back office services provided by Sprint and available to us at rates established by Sprint. Sprint can change any or all of the service rates one time in each 12-month period. Some of the available services include:

•	billing,

•	subscriber care,

•	activation,

•	credit checks,

•	handset logistics,

•	home locator record,

•	voice mail,

•	prepaid services,

•	directory assistance,

•	operator services,

•	roaming fees,

•	roaming clearinghouse fees,

•	interconnect fees and

•	inter-service area fees.

Sprint may contract with third parties to provide expertise and services identical or similar to those to be made available or provided to us. We have agreed not to use the services received under our services agreement in connection with any other business or outside our territory. However, we currently are exploring the possibility of outsourcing some of these services. We may discontinue use of selected services upon three months’ prior written notice. Sprint may discontinue a service upon nine months’ prior written notice. The services agreement automatically terminates upon termination of the management agreement. The services agreement may not be terminated for any reason other than the termination of the management agreement.

We on the one hand and Sprint on the other hand have each agreed to indemnify each other as well as officers, directors, employees and certain other related parties and their officers, directors and employees for violations of law or the services agreement except for any liabilities resulting from the indemnitee’s negligence or willful misconduct. The services agreement also provides that no party to the agreement will be liable to the other party for special, indirect, incidental, exemplary, consequential or punitive damages, or loss of profits arising from the relationship of the parties or the conduct of business under, or breach of, the services agreement except as may otherwise be required by the indemnification provisions.

The Trademark and Service Mark License Agreements

We have non-transferable, royalty-free licenses to use the following trademarks and service marks of Sprint: “Sprint,” together with the related “Diamond” logo, “Sprint PCS” and “Sprint Personal Communications Services.” In addition, we have licenses to use the following trademarks and service marks of Sprint: “The Clear Alternative to Cellular,” “Experience the Clear Alternative to Cellular Today,” and such other marks as may be adopted in the future. We believe that the Sprint brand names and symbols enjoy a very high degree of awareness, providing us an immediate benefit in the market place. Our use of the licensed marks is subject to our adherence to quality standards determined by Sprint and use of the licensed marks in a manner which would not reflect adversely on the image of quality symbolized by the licensed marks. We have agreed to promptly notify Sprint of any infringement of any of the licensed marks within our territory of which we become aware and to provide assistance to Sprint in connection with Sprint’s enforcement of its respective rights. We have agreed with Sprint to indemnify each other for losses incurred in connection with a material breach of the trademark license agreements. In addition, we have agreed to indemnify Sprint from any loss suffered by reason of our use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint PCS products and services other than losses arising solely out of our use of the licensed marks in compliance with certain guidelines.

Sprint can terminate the trademark and service mark license agreement if we file for bankruptcy, materially breach the agreements or our management agreement is terminated. We can terminate our trademark and service mark license agreements upon Sprint’s abandonment of the licensed marks or if Sprint files for bankruptcy, or the management agreement is terminated.

Consent and Agreement in Connection with Our Credit Facility

Sprint has entered into a consent and agreement with the administrative agent under our credit facility, which we have acknowledged, that modifies Sprint’s rights and remedies under our management agreement for the benefit of our senior lenders and any refinancing of our credit facility. Lehman Commercial Paper, Inc., a subsidiary of Lehman Brothers, Inc., is the administrative agent under our credit facility.

The consent generally provides, among other things, the following:

•	Sprint’s consent to the pledge of our subsidiary stock and the grant of a security interest in all of our assets including the Sprint agreements;

•	that our Sprint agreements may not be terminated by Sprint until the credit facility is satisfied in full pursuant to the terms of the consent, unless our assets, including stock or equity interests, as the case may be, are sold to a purchaser who does not continue to operate such business as a Sprint PCS network, which sale is at the discretion of the administrative agent;

•	a prohibition on competing Sprint PCS networks in our territory;

•	for Sprint to maintain at least 10 MHz of PCS spectrum in all of our markets, except in specified circumstances;

•	for redirection of payments from Sprint to the administrative agent under specified circumstances;

•	for Sprint and the administrative agent to provide to each other notices of default;

•	the ability to appoint an interim replacement, including Sprint, to operate our PCS network under the Sprint agreements after an event of default of the credit facility or an event of termination under the Sprint agreements;

•	the ability of the administrative agent or Sprint to assign the Sprint agreements and sell our assets to a qualified purchaser other than a major competitor of Sprint after an event of default under our credit facility;

•	the ability to purchase spectrum from Sprint and sell our assets to any qualified purchaser after an event of default under our credit facility; and

•	the ability of Sprint to purchase our assets or debt after an event of default under our credit facility.

Consent to security interest and pledge of stock. Sprint has consented to the grant of a first priority security interest in and lien on all of our assets and property, including our Sprint agreements and the capital stock and equity interests of our subsidiaries and future subsidiaries.

Agreement not to terminate Sprint agreements until the obligations under the facility are repaid. Sprint has agreed not to exercise its rights or remedies under the Sprint agreements, except its right to cure certain defaults, including its right to terminate the Sprint agreements and withhold payments, other than rights of setoff, until the financing is satisfied in full pursuant to the terms of the consent. Sprint has also agreed that until such obligations are satisfied, a failure to pay any amount by any related party of ours under any agreement with Sprint or with any of Sprint’s related parties (other than our respective Sprint agreements) would not constitute a default under our management agreement.

No competition until obligations under the credit facility are repaid. Sprint has agreed that it will not permit any person other than us or a successor manager to be a manager or operator for Sprint in our territory, until our credit facility is satisfied in full pursuant to the terms of the consent. Consistent with the management agreement, while the credit facility is outstanding, Sprint can sell PCS services through its national accounts, permit resellers and build new geographical areas within our territory for which we have chosen not to exercise our rights of first refusal. Similarly, Sprint has agreed that it will not own, operate, build or manage another wireless mobility communications network in our territory unless it is permitted under the management agreement or such management agreement is terminated in accordance with the consent, and, in each case, the credit facility is satisfied in full pursuant to the terms of the consent.

Maintain 10 MHz of spectrum. Sprint has agreed to own at least 10 MHz of PCS spectrum in our territory until the first of the following events occurs:

•	the obligations under the credit facility are satisfied in full;

•	the sale of spectrum is completed under the consent, as discussed below;

•	the sale of operating assets is completed under the consent, as discussed below; or

•	the termination of our management agreement.

Restrictions on assignment and change of control do not apply to lenders and the administrative agent. Sprint has agreed not to apply the restrictions on assignment of the Sprint agreements and changes in control of AirGate’s ownership to the lenders under the credit facility or the administrative agent. The assignment and change of control provisions in the Sprint agreements will apply if the assignment or change of control is to someone other than the administrative agent or a lender under the credit facility, or is not permitted under the consents.

Redirection of payments from Sprint PCS to the administrative agent. Sprint has agreed to make all payments due from Sprint to us under the Sprint agreements directly to the administrative agent if the administrative agent provides Sprint with notice that an event of default has occurred and is continuing under the credit facility. Payments to such administrative agent would cease upon the cure of the event of default.

Notice of defaults. Sprint has agreed to provide to the administrative agent a copy of any written notice it sends to us regarding an event of termination or an event that if not cured, or if notice is provided, would be an event of termination under the Sprint agreements. Sprint also has acknowledged that an event of termination under the Sprint agreements constitutes an event of default under the credit facility. The administrative agent has agreed to provide Sprint a copy of any written notice sent to us regarding an event of default or default under the credit facility instruments.

Right to cure. Sprint and the administrative agent have the right, but not the obligation, to cure a default under the Sprint agreements. During the first six months as interim manager Sprint’s right to reimbursement of any expenses incurred in connection with the cure are subordinated to the satisfaction in full, pursuant to the terms of the consent, of the obligations under the credit facility.

Modification of termination rights. The consent modifies the rights and remedies under the management agreement provided in an event of termination and grants the provider of the credit facility certain rights in the event of a default under the instruments governing the senior debt. The rights and remedies of the administrative agent under the credit facility vary based on whether we have:

•	defaulted under our debt obligations but no event of termination has occurred under the management agreement; or

•	breached the management agreement.

The consent generally permits the appointment of a person to run our business under the Sprint agreements on an interim basis and establishes a process for sale of such business. The person designated to operate such business on an interim basis is permitted to collect a reasonable management fee. If Sprint or a related party is the interim operator, the amount of the fee is not to exceed the amount of direct expenses of its employees to operate such business plus out-of-pocket expenses. Sprint shall collect its fee by setoff against the amounts owed to us under the Sprint agreements. In the event of an acceleration of obligations under the credit facility and for up to two years thereafter, Sprint may retain only one-half of the 8% of collected revenues that it would otherwise be entitled to retain under the Sprint agreements. Sprint may retain the full 8% after the first anniversary of the date of acceleration if Sprint has not been appointed to run such business on an interim basis or earlier if such business is sold to a third-party, or after the second anniversary if Sprint is running such business. We or the administrative agent, as the case may be, is entitled to receive the remaining one-half of the collected revenues that Sprint would otherwise have retained. The amount advanced to us or the administrative agent is to be evidenced by an interest- bearing promissory note. The promissory note will mature on the earlier of

•	the date on which a successor manager is qualified and assumes our rights and obligations, as the case may be, under the Sprint agreements or

•	the date on which our operating assets or equity are purchased by a third-party.

Default under the credit facility without a management agreement breach. If we default on our obligations under the credit facility and there is no existing default under the management agreement with Sprint, Sprint has agreed to permit the administrative agent to elect to take any of the following actions:

•	allow us to continue to operate our business under the Sprint agreements;

•	appoint Sprint to operate such business on an interim basis; or

•	appoint a person other than Sprint to operate such business on an interim basis.

Appointment of Sprint or third-party designee by administrative agent to operate business. If the administrative agent appoints Sprint to operate our business, Sprint must accept the appointment within 14 days or designate to operate such business another person who also is a network partner of Sprint or is acceptable to such administrative agent. Sprint or its designated person must agree to operate the business for up to six months. At the end of the six months, the period may be extended by such administrative agent for an additional six months or an additional 12 months if the aggregate population served by all of Sprint’s network partners is less than 40 million. If the term is extended beyond the initial six-month period, the administrative agent has agreed that Sprint or its designated person’s right to be reimbursed by us for amounts previously expended and to be incurred as interim manager to cure a default up to an aggregate amount that is equal to 5% of the sum of our stockholders’ equity value plus the outstanding amount of our long term debt will no longer be subordinated to our obligations under our senior credit facility. Sprint or its designated person is not required to incur expenses beyond this 5% limit. At the end of the initial six-month interim term, the administrative agent has the right to appoint a successor to us subject to the requirements described below.

Appointment of third-party by administrative agent to operate business. If an administrative agent appoints a person other than Sprint to operate our business on an interim basis, the third-party must:

•	agree to serve for six months unless terminated by Sprint for cause or such administrative agent in its discretion;

•	meet the requirements for a successor to an affiliate and not be challenged by Sprint for failing to meet these requirements within 20 days after the administrative agent provides Sprint with information on the third-party; and

•	agree to comply with the terms of the applicable Sprint agreements.

The third-party is required to operate the Sprint network in our territory but is not required to assume our existing liabilities. If the third-party materially breaches our Sprint agreements, this breach will be treated as an event of default under the management agreement with Sprint.

Management agreement breach. If we breach the Sprint agreements and such breach causes a default under our credit facility, Sprint has the right to designate who will operate our business on an interim basis. Sprint has the right to:

•	allow us to continue to operate such business under our Sprint agreements if approved by the administrative agent;

•	operate such business on an interim basis; or

•	appoint a person other than Sprint that is acceptable to the administrative agent, which acceptance cannot be unreasonably withheld and must be given for another Sprint network partner, to operate such business on an interim basis.

When a debt default is caused by a breach of our management agreement with Sprint, the administrative agent only has a right to designate who will operate such business on an interim basis if Sprint elects not to operate such business or designate a third-party to operate such business on an interim basis.

Election of Sprint to serve as interim manager or designate a third-party to operate business. If Sprint elects to operate such business on an interim basis or designate a third-party to operate such business on an interim basis, Sprint or the third-party may operate such business for up to six months at the discretion of Sprint. At the end of the six months, Sprint or the third-party will agree to serve as interim manager for the extension period until the administrative agent gives Sprint or the third-party at least 30 days’ written notice of its desire to terminate the relationship. If the term is extended beyond the initial six-month period, the administrative agent has agreed that Sprint or its designee’s right to be reimbursed by us for amounts previously expended and to be incurred as interim manager to cure a default up to an aggregate amount that is equal to 5% of the sum of our stockholder’s equity value plus the outstanding amount of our long term debt will no longer be subordinated by our obligations under the senior credit facility. Sprint or its third-party designee is not required to incur expenses beyond this 5% limit. At the end of the initial six-month interim term, Sprint, subject to the approval of the administrative agent, has the right to appoint a successor interim manager to operate such business.

Appointment of third-party by administrative agent to operate business. If Sprint gives the administrative agent notice of a breach of our management agreement, the debt repayment is accelerated, and Sprint does not agree to operate such business or is unable to find a designee, such administrative agent may designate a third-party to operate such business. Such administrative agent has this same right if Sprint or the third-party designated by Sprint resigns and is not replaced within 30 days. The third-party selected by such administrative agent must:

•	agree to serve for six months unless terminated by Sprint for cause or by such administrative agent;

•	meet the requirements for a successor to a network partner and not be challenged by Sprint for failing to meet the requirements within 20 days after such administrative agent provides Sprint with information on the third-party; and

•	agree to comply with the terms of the Sprint agreements.

The third-party may continue to operate the business after the six month period at the administrative agent’s discretion, so long as the third-party continues to satisfy the requirements to be a successor to a network partner and is in material compliance with the terms of the Sprint agreements.

Purchase and sale of operating assets. The consent establishes a process for the sale of our operating assets in the event of a default and acceleration under the credit facility. Our stockholders have approved the sale of our operating assets pursuant to the terms of the consent.

Sprint’s right to purchase on acceleration of amounts outstanding under the credit facility. Subject to the requirements of applicable law, Sprint has the right to purchase our operating assets upon notice of an acceleration of our senior credit facility under the following terms:

•	Sprint may acquire our operating assets for a purchase price equal to the greater of (i) 72% of our entire business value (as determined in accordance with the management agreement), and (ii) the aggregate amount outstanding under our credit facility;

•	Sprint must notify the administrative agent of its intention to exercise the purchase right within 60 days of receipt of the notice of acceleration;

•	such administrative agent is prohibited for a period of at least 120 days after the acceleration or until Sprint rescinds its intention to purchase from enforcing its security interest if Sprint has given notice of its intention to exercise the purchase right;

•	if we receive a written offer that is acceptable to us to purchase our operating assets within a specified period after the acceleration, Sprint has the right to purchase, subject to the administrative agent’s consent, such operating assets on terms and conditions at least as favorable to us as the offer we receive. Sprint must agree to purchase the operating assets within 14 business days of its receipt of the offer, on acceptable conditions, and in an amount of time acceptable to us; and

•	upon completion of the sale to Sprint, such administrative agent must release the security interests upon satisfaction in full pursuant to the terms of the consent of the obligations under the credit facility.

If the administrative agent acquires our operating assets, Sprint has the right for 60 days to notify such administrative agent that it wants to purchase such operating assets for an amount not less than the sum of the aggregate amount paid by the lenders under the credit facility for such operating assets plus an aggregate amount sufficient to satisfy in full the obligations under such credit facility pursuant to the terms of the consent. If Sprint purchases such operating assets under these provisions, the administrative agent must release the security interests securing such senior credit facility. In the event that a bankruptcy petition is filed by or with respect to us, Sprint has the right to purchase our operating assets from the administrative agent by repaying the obligations in full. Such right may be exercised by giving the administrative agent notice of Sprint’s intent to exercise such purchase right no later than 60 days following the date of filing of the bankruptcy petition.

If such administrative agent receives an offer to purchase our operating assets, Sprint has the right to purchase the operating assets on terms and conditions at least as favorable as the terms and conditions in the proposed offer within 14 days of Sprint’s receipt of notice of the offer, and so long as the conditions of Sprint’s offer and the amount of time to complete the purchase is acceptable to the administrative agent.

Sale of operating assets to third parties. If Sprint does not purchase our operating assets, following an acceleration of the obligations under the senior credit facility, the administrative agent may sell our operating assets. Subject to the requirements of applicable law, such administrative agent has two options:

•	to sell the assets to an entity that meets the requirements to be a successor under the related Sprint agreements; or

•	to sell the assets to any third-party, subject to specified conditions.

Sale of assets to qualified successor. Subject to the requirements of applicable law, the administrative agent may sell the operating assets and assign the agreements to entities that meet the following requirements to succeed us:

•	the person has not materially breached a material agreement with Sprint or its related parties that has resulted in the exercise of a termination right or in the initiation of judicial or arbitration proceedings during the past three years;

•	the person is not named by Sprint as a prohibited successor;

•	the person has reasonably demonstrated its credit worthiness and can demonstrate the ability to service the indebtedness and meet the requirements of the related build-out plan; and

•	the person agrees to be bound by the Sprint agreements.

Such administrative agent is required to provide Sprint with information necessary to determine if a buyer meets the requirements to succeed us. Sprint has 20 days after its receipt of this information to object to the qualifications of the buyer to succeed us. If Sprint does not object to the buyer’s qualifications, subject to the requirements of applicable law, the buyer can purchase the assets and assume our rights and responsibilities under the Sprint agreements. The consent will remain in full force and effect for the benefit of the buyer and its lenders. The buyer also has a period to cure any defaults under the Sprint agreements.

Sale of assets to non-successor. Subject to the requirements of applicable law, the administrative agent may sell our assets to a party that does not meet the requirements to succeed us. If such a sale is made:

•	Sprint may terminate the Sprint agreements;

•	the buyer may purchase from Sprint 5, 7.5 or 10 MHz of the PCS spectrum licensed to Sprint in our territory under specified terms;

•	if the buyer controls, is controlled by or is under common control with an entity that owns a license to provide wireless service to at least 50% of the population in a basic trading area where the buyer proposes to purchase the spectrum from Sprint, the buyer may only buy 5MHz of spectrum;

•	the price to purchase the spectrum is equal to the sum of the original cost of the license to Sprint pro rated on a population and a spectrum basis, plus the cost paid by Sprint for microwave clearing in the spectrum ultimately acquired by the buyer of the defaulting party’s assets and the amount of carrying costs attributable to the license and microwave clearing costs from the date of the appropriate consent until the closing of the sale, based on a rate of 12% per annum;

•	the buyer will receive from Sprint the subscribers with the MIN assigned to the market area covered by the purchased spectrum except for subscribers of national accounts and resellers;

•	with limited exceptions, Sprint will not solicit for six months the subscribers transferred to the buyer with the MIN assigned to the market area;

•	the buyer and Sprint will enter into a mutual roaming agreement with prices equal to the lesser of the most favored pricing provided by buyer to third parties roaming in the geographic area and the national average paid by Sprint to third parties; and

•	Sprint will have the right to resell the buyer’s wireless services at most favored nations pricing.

Right to purchase debt obligations. Following an acceleration under our senior credit facility and until the 60-day anniversary of the filing of a petition of bankruptcy, Sprint has the right to purchase our obligations under the credit facility at a purchase price equal to the amount of the obligations under such credit facility. In the event that Sprint purchases the obligations within 60 days following the earlier of acceleration or the date of the filing of a bankruptcy petition, the purchase price for the obligations will be reduced by accrued interest and any fees and expenses that are unreasonable.

Modification and amendment of consent. If Sprint modifies or amends the form of consent and agreement it enters into with a lender to another Sprint network partner that serves an area with population exceeding 5.0 million, then Sprint agrees to give the administrative agent written notice of the amendments and to amend the consent in the same manner at the administrative agent’s request; provided, however, that Sprint is not required to amend the consent to:

•	incorporate selected changes designated by the administrative agent unless Sprint consents to making only the selected changes; or

•	incorporate changes made for the benefit of a lender because of circumstances related to a particular Sprint network partner other than us.

The following circumstances would not be considered related to a particular Sprint network partner and, subject to the provisions described in the preceding sentence, could result in amendment of the consent (if the 5.0 million population threshold is met as described above):

•	any form of recourse to Sprint or similar form of credit enhancement;

•	any change in Sprint’s right to purchase our operating assets or capital stock, as applicable, under the management agreement or Sprint’s right to purchase the obligations under the credit facility;

•	any change to our right of or the right of the administrative agent or the lenders under the credit facility to sell the collateral or purchase spectrum from Sprint;

•	any change in the ownership status, terms of usage or the amount of spectrum that may be purchased by us from Sprint;

•	any material change in the flow of certain revenues between Sprint and us;

•	any changes to the obligations required to be assumed by, or qualifications for, or appointment of, anyone other than us who can be appointed to operate such business on an interim basis under such management agreement or purchase such business and continue to operate under such management agreement;

•	any changes to the consent and agreement terms on confidentiality, non-compete or eligible buyers of the business;

•	any clarifications of FCC compliance issues;

•	any issuance of legal opinions; and

•	any changes to the requirements described in this section.

Termination of consent. The consent will terminate upon the first to occur of:

•	repayment in full of all obligations under the credit facility and termination of such credit facility; and

•	termination of the Sprint agreements.

Markets

We believe that connecting Sprint’s existing PCS markets with our PCS markets is an important part of Sprint’s on-going strategy to provide seamless, nationwide PCS service to its subscribers. We believe our territories, with 7.4 million residents, have attractive demographic characteristics. AirGate’s territory has many vacation destinations, covers substantial highway mileage and includes a large student population, with at least 60 colleges and universities. The following table sets forth the location and estimated population in our territory:

AirGate Basic Trading Areas (1)	Population(2)

Greenville-Spartanburg, SC	935,800
Savannah, GA	775,800
Charleston, SC	690,200
Columbia, SC	685,100
Asheville-Hendersonville, NC	625,000
Augusta, GA	601,900
Anderson, SC	354,500
Hickory-Lenoir-Morganton, NC	350,300
Wilmington, NC	342,800
Florence, SC	262,800
Greenville-Washington, NC	252,900
Goldsboro-Kinston, NC	245,100
Rocky Mount-Wilson, NC	219,900
Myrtle Beach, SC	205,500
New Bern, NC	177,400
Sumter, SC	158,600
Jacksonville, NC	150,500
Orangeburg, SC	124,900
The Outer Banks, NC(3)	93,400
Roanoke Rapids, NC	79,900
Greenwood, SC	77,600

Total	7,409,900

(1)	Each of the AirGate markets contains 10 MHz of spectrum.

(2)	Based on 2002 estimates compiled by Kagan’s Wireless Telecom Atlas & Databook, 2002 Edition, as reported per individual basic trading area.

(3)	Territory covered by our Sprint PCS management agreement do not comprise a complete basic trading area.

Our Sprint agreements required us to cover a specified percentage of the population at a range of coverage levels within each of the markets granted to us by those agreements by specified dates. We are fully compliant with these build-out requirements.

Products and Services

We offer Sprint PCS products and services throughout our territory. These PCS products and services generally mirror the services offered by Sprint.

100% Digital Wireless Network with Service Across the Country. Our primary service is wireless mobility coverage. As Sprint network partners, our existing PCS network is part of the largest 100% digital wireless PCS network in the United States.

Subscribers in our territory may use Sprint PCS services throughout our contiguous markets and seamlessly throughout the Sprint PCS network.

PCS Vision Service. In the third calendar quarter of 2002, Sprint launched PCS Vision, a third generation technology. Vision-enabled PCS devices take and receive pictures, check personal and corporate e-mail, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds that equal or exceed a home computer’s dial-up connection. At the same time, Sprint began to roll out a broad portfolio of Vision-enabled devices that incorporate voice and data functionality, expanded memory, high-resolution and larger color screens that allow greater mobility, convenience and productivity. We support and offer PCS Vision services and phones in the majority of our territory.

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

Sprint and Non-Sprint Roaming. We provide roaming services to PCS subscribers of Sprint and its network partners that use a portion of our PCS network, and to non-Sprint subscribers when they use a portion of our PCS network pursuant to roaming agreements between Sprint and other wireless service providers. Sprint and other wireless service providers supply similar services to our subscribers when our subscribers use a portion of their networks.

Marketing Strategy

Our marketing and sales strategy generally leverages the national advertising and marketing programs that have been developed by Sprint, often enhanced with strategies and tactics we have tailored to our specific markets.

Use Sprint’s brand equity and marketing. We feature exclusively and prominently the nationally recognized Sprint brand in our marketing effort. From the subscribers’ point of view, they use our network and the PCS national network seamlessly as a unified nationwide network.

Pricing. Our use of the Sprint national pricing strategy offers subscribers simple, easy-to-understand service plans. Sprint’s pricing plans are typically structured with monthly recurring charges, large local calling areas, bundles of minutes and service features such as voicemail, caller ID, call waiting, call forwarding and three-way calling. We also feature Sprint Free and Clear plans, which offer simple, affordable plans for consumer and business subscribers, and include long distance calling from anywhere on the Sprint PCS nationwide network.

Sprint has a program in which subscribers with lower quality credit or limited credit history may nonetheless sign up for service subject to certain account spending limits, if the subscriber makes a deposit ranging from $125 to $250. In May 2001, Sprint introduced the no-deposit account spending limit program, in which the deposit requirement was waived except in very limited circumstances (the “NDASL program”). The NDASL program was replaced in late 2001 with the Clear Pay program. The Clear Pay program re-instituted the deposit for only the lowest credit quality subscribers. The NDASL and Clear Pay programs and their associated lack of general deposit requirements increased the number of the Company’s sub-prime credit subscribers. In February 2002, Sprint allowed its network partners to re-institute deposits in a program called the Clear Pay II program. The Clear Pay II program and its deposit requirements are currently in effect in all of AirGate’s markets. In early February 2003, management increased the deposit threshold from $125 to $250 for most sub-prime credit subscribers.

In late 2002, Sprint implemented a new PCS to PCS product offering under which subscribers receive unlimited buckets of minutes for little or no additional cost, for any calls made from one Sprint PCS subscriber to another. Our ARPU and minutes over subscribed usage plans declined after the implementation of this product, while PCS to PCS minutes increased from 6 million to over 60 million minutes per month.

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

Sales and Distribution

Our agreements with Sprint require us to use Sprint’s and our own sales and distribution channels in our territory. Key elements of our sales and distribution plan consist of the following:

Sprint stores. We currently operate 33 retail Sprint stores within our territory. These stores are located in metropolitan markets within our territory, providing us with a local presence and visibility. These stores have been designed to facilitate retail sales, bill collection and subscriber service.

Sprint store within a Radio Shack store. Sprint has an arrangement with RadioShack to install a “store within a store.” Currently, RadioShack has 100 stores in our territory that are authorized to offer Sprint PCS products and services to potential subscribers.

Other national third-party retail stores. In addition to RadioShack, we benefit from the sales and distribution agreements established by Sprint with other national retailers, which currently include Best Buy, CostCo, Staples, Office Max, Office Depot and Ritz Camera. These retailers and others have approximately 159 retail stores in our territory.

Local third-party retail stores. We benefit from the sales and distribution agreements that we enter into with local retailers in our territory. We have entered into sales and distribution agreements related to approximately 11 local stores in our territory.

National accounts and direct selling. We participate in Sprint’s national accounts program. Sprint has a national accounts team which focuses on the corporate headquarters of large companies. Our direct sales force targets the employees of these companies in our territories and cultivates other local business subscribers. In addition, once a Sprint national account manager reaches an agreement with any company headquartered outside of our territory, we help service the offices and subscribers of that company located in our territory.

Sprint distribution channels. Sprint directly controls various distribution channels that sell Sprint PCS products and services in our markets. These channels with significant activity in our markets include: Sprint Inbound Telemarketing, Sprint web-based electronic commerce, Sprint Local Telephone Division Retail, and Sprint Local Telephone Division Telemarketing. In addition to these channels, Sprint’s retail and business sales activities often have some incidental overflow into our markets.

For the fiscal year ended September 30, 2003, the following table sets forth the percentage of gross activations that certain of our distribution channels generated for us:

AirGate

Retail Sprint Stores	40%
Radio Shack	18
Other National Third-Party	13
Local Third-Party	5
National Accounts	9
Sprint	15

100%

Suppliers and Equipment Vendors

We do not manufacture any of the handsets or network equipment we use in our operations. We purchase our network equipment and handsets pursuant to various Sprint vendor arrangements that provide us with volume discounts. These discounts have significantly reduced the overall capital required to build our network.

Under such arrangements, we currently purchase our network equipment from Lucent Technologies, Inc. (“Lucent”). In addition, we currently purchase our handsets directly from Sprint and our accessories from Sprint and certain other third-party vendors. Our agreements with Sprint require us to pay Sprint $4.00 for each 3G handset that we purchase either directly from Sprint or from a Sprint authorized distributor. We agreed to pay this fee starting with purchases on July 1, 2002 and ending on the earlier of December 31, 2004 or the date on which the cumulative 3G handset fees received by Sprint from all Sprint network partners equal $25,000,000. We further agreed to purchase 3G handsets only from Sprint or a Sprint authorized distributor during this period.

Outsourced Services

We outsource a number of services to Sprint. These services include

•	billing and collections,

•	customer care, including activations of new subscribers and customer call center activities, and

•	national support of the Sprint network, such as its national network operating control center.

Sprint also requires us to purchase certain “services,” such as so-called 3G research and development, many of which we have disputed. In the past, Sprint also provided certain customer retention efforts, which we terminated in mid-2003.

Billing and customer care are important to our ability to maintain and grow our subscriber base and to collect monies owed to us by subscribers. We believe actual or perceived poor customer care contributes to higher churn. Two recent surveys ranked Sprint last among national wireless carriers in terms of customer satisfaction with customer care. We also believe that collection rates for late payment and termination fees and older receivables are unacceptably low.

AirGate is examining a change in its billing and customer care provider from Sprint to another provider. In June, 2003 we issued a request for proposals and received responses from four prospective outsourcing vendors. Whether we change providers depends on a number of factors, including our estimates of improvements to our business which may result from a change in providers, the costs of alternative providers compared to Sprint, the costs Sprint may charge to accommodate the transition to a new provider, the costs Sprint may charge for services that remain with Sprint, either through our choice or because Sprint requires us to accept these services, and the resolution of other issues with Sprint.

Any transition to another service provider will necessarily involve the continued cooperation of Sprint. While we dispute its right to do so, Sprint might contest our right terminate the services and/or demand that we pay high start-up costs for activities related to the transition of these services and allow for an interface with its systems. Resolving these issues could increase the costs of outsourcing and delay the benefits that we might receive as a result of changing service providers.

     A termination of these services, would not, in and of itself, terminate other services provided by Sprint, nor change the fundamental nature of our Sprint affiliate relationship. We would continue as a Sprint network partner and our Sprint subscribers would have access to the national Sprint network and its products and services.

Seasonality

Our business has been subject to seasonality because of the importance of fourth calendar quarter results. Among other things, we have relied on higher subscriber additions and handset sales in the fourth calendar quarter when compared to the other three calendar quarters. For calendar years 2001 and 2002, the fourth calendar quarter accounted for 32.4% and 25.3% of annual gross subscriber additions. A number of factors contribute to this trend, including:

•	the increasing use of retail distribution, which is heavily dependent upon the year-end holiday shopping season;

•	the timing of new product and service announcements and introductions;

•	competitive pricing pressures; and

•	aggressive marketing and promotions.

The increased level of activity requires a greater use of our available financial resources during this period. We expect, however, that fourth calendar quarter seasonality will continue to have less impact in the future.

Employees and Labor Relations

As of September 30, 2003, we employed approximately 420 full-time employees and 41 part-time employees. None of our employees are represented by a labor union. We believe that we have good relations with our employees.

Competition

Competition in the wireless communications industry is intense. We operate in highly competitive markets in the southeast. We compete with national and regional cellular, PCS and other wireless providers. We believe that our primary competition is with Verizon Wireless, Nextel, Cingular Wireless, T-Mobile, AT&T Wireless and its affiliates, Alltel and US Cellular. These wireless service providers offer services that are generally comparable to our PCS service. Most of our competitors have financial resources and subscriber bases greater than ours.

Many of our competitors have access to more licensed spectrum than the 10 MHz licensed to Sprint in our territory. In addition, certain of our competitors may be able to offer coverage in areas not served by our PCS network, or, because of their calling volumes or their affiliations with, or ownership of, wireless providers, may be able to offer roaming rates that are lower than those we offer. Wireless providers compete with us in providing some or all of the services available through the Sprint PCS network and may provide services that we do not.

Our ability to compete effectively with these other providers will depend on a number of factors, including:

•	the continued success of CDMA technology in providing competitive call clarity and quality;

•	our ability to provide quality network service in a limited capital environment;

•	the competitiveness of the Sprint brand;

•	the competitiveness of Sprint’s pricing plans;

•	our spending on marketing and promotions compared to our competitors;

•	liquidity and capital resources;

•	our ability to upgrade our network to accommodate new technologies;

•	the continued expansion and improvement of the Sprint PCS nationwide network;

•	the quality of our customer care systems; and

•	our selection of handset options.

Our ability to compete successfully will also depend, in part, on the ability of Sprint and us to anticipate and respond to various competitive factors affecting the industry, including:

•	new services that may be introduced;

•	changes in consumer preferences;

•	demographic trends;

•	economic conditions; and

•	discount pricing strategies by competitors.

Network Operations

General

The effective operation of our portions of the Sprint PCS network require:

•	public switched and long distance interconnection;

•	the implementation of roaming arrangements; and

•	the development of network monitoring systems.

We utilize Sprint’s Network Operations Control Center for around-the-clock monitoring of our network base stations and switches.

Sprint developed the initial plan for the build-out of our Sprint PCS network. We have further enhanced this plan to provide enhanced coverage for our territory. Pursuant to our network operations strategy, we have provided PCS service to the largest communities in our markets and have covered interstates and primary roads connecting these communities to each other and to the adjacent major markets owned and operated by Sprint.

As of September 30, 2003, our network consisted of four switches located at two switch centers and approximately 800 operating cell sites. A switching center serves several purposes, including routing calls, managing call handoff, managing access to the public telephone network and providing access to voice mail. 99% of our operating cell sites are co-located. Co-location describes the strategy of leasing available space on a tower or cell site owned by another company rather than building and owning the tower or cell site directly.

Our networks connect to the public telephone network through local exchange carriers, which facilitate the origination and termination of traffic between our networks and both local exchange and long distance carriers. Through our management agreement with Sprint, we have the benefit of Sprint-negotiated interconnection agreements with local exchange carriers.

Under our management agreement with Sprint, we are required to use Sprint for long distance services and Sprint provides us with preferred rates for these services. Backhaul services are provided by other third-party vendors. These services carry traffic from our cell sites and local points of interconnection to our switching facilities.

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

Presently, wireless PCS systems operate under one of three principal air interface protocols: CDMA, time division multiple access (“TDMA”) or global system for mobile communications (“GSM”). Wireless PCS operators in the United States now have dual-mode or tri-mode handsets available so that their customers can operate on different networks that employ different protocols.

CDMA Technology

Sprint’s network and Sprint’s network partners’ networks all use CDMA technology. CDMA technology is fundamental to accomplishing our business objective of providing high volume, high quality airtime at a low cost. We believe that CDMA provides important system performance benefits. CDMA systems offer more powerful error correction, less susceptibility to fading and reduced interference than analog systems. Using enhanced voice coding techniques, CDMA systems achieve voice quality that is comparable to that of the typical wireline telephone. This CDMA vocoder technology also employs adaptive equalization, which filters out background noise more effectively than existing wireline, analog cellular or other digital PCS phones. CDMA technology also allows a greater number of calls within one allocated frequency and reuses the entire frequency spectrum in each cell. In addition, CDMA technology combines a coding scheme with a low power signal to enhance security and privacy. As a subscriber travels from one cell site to another cell site, the call must be “handed off” to the second cell site. CDMA systems transfer calls throughout the network using a technique referred to as soft hand-off, which connects a mobile subscriber’s call with a new cell site while maintaining a connection with the cell site currently in use.

CDMA offers a cost effective migration to the next generation of wireless services. CDMA standards and products currently in place will allow existing CDMA networks to be upgraded in a cost efficient manner to the next generation of wireless technology. We have upgraded our entire network to the next generation of technology known as “one times radio transmission technology” or “1XRTT.” This technology offers data speeds of up to 144 kilobits per second, voice capacity improvements of over 50% and improved battery life in the handset. Further standards are being developed for CDMA that will offer data speeds in excess of 2,000 kilo bits per second and additional improvements in voice capacity.

Competing Digital Technologies

TDMA builds on frequency division multiple access (“FDMA”), a protocol exclusively used on analog cellular systems. TDMA divides conversations by timeslots and frequency channels, fitting three digital conversations into a single FDMA channel. Each user of a TDMA channel takes turn transmitting and receiving in a round-robin fashion. A single user uses the channel in short bursts; the user then momentarily relinquishes the channel to allow other users their turn.

GSM is primarily a European system. GSM uses a modified and more efficient version of TDMA. Like TDMA, GSM divides conversations by timeslots and frequency channels. However, calls shift between channels and timeslots to maximize the GSM cellular system’s usage.

Integrated Dispatch Enhanced Network (“iDEN”), also a modified version of TDMA, is a proprietary Motorola technology. Motorola is the sole manufacturer of iDEN cellular telephones and iDEN infrastructure equipment and Nextel is the only competitor using this technology.

Of our competitors, AT&T and Cingular use TDMA nationally, adding a GSM overlay. In our territory, Cingular is primarily using GSM. T-Mobile uses GSM and Verizon and Alltel use CDMA technology.

AirGate estimates for each of these technologies deployed using 10MHz of spectrum on a per cell basis, CDMA can support 297 conversations, TDMA can support 72 conversations, GSM can support 45 conversations and iDEN can support 86 conversations.

Compared to these technologies, CDMA offers the following advantages:

•	greater capacity by accommodating more subscribers per MHz of bandwidth, which allows a greater number of calls within one allocated frequency;

•	enhanced security and privacy; and

•	soft hand-off, which greatly reduces dropped calls and interruptions during the hand-off process.

However, CDMA’s primary disadvantage is channel pollution. Channel pollution occurs when signals from too many cellular sites are present at a subscriber’s phone, but none are dominant. This causes audio quality to decline rapidly. Channel pollution occurs frequently in densely populated urban environments.

We did not choose CDMA technology as our primary technology based on these advantages and disadvantages. Rather, it is the technology used by Sprint.

Research and Development

We currently do not conduct our own research and development. Instead we take advantage of Sprint’s and our vendors’ extensive research and development effort, which provides us with access to new technological products and enhanced service features without significant research and development expenditures of our own.

We have been provided access to key developments produced by Sprint for use in our network. We believe that new features and services will be developed for the Sprint PCS network to take advantage of CDMA technology. We may be required to incur additional expenses in modifying our network to provide these additional features and services.

Intellectual Property

Other than our corporate names, we do not own any intellectual property that is material to our business. “Sprint,” the Sprint diamond design logo, “Sprint PCS,” “Sprint Personal Communication Services,” “The Clear Alternative to Cellular” and “Experience the Clear Alternative to Cellular Today” are service marks registered with the United States Patent and Trademark

Office and owned by Sprint or its affiliates. Pursuant to our management agreement with Sprint, we have the right to use, royalty-free, the Sprint and Sprint PCS brand names and the Sprint diamond design logo and certain other service marks of Sprint in connection with marketing, offering and providing licensed services to end-users and resellers, solely within our territory.

Except in certain instances, Sprint has agreed not to grant to any other person a right or license to provide or resell, or act as agent for any person offering, licensed services under the licensed marks in our territory, except as to Sprint’s marketing to national accounts and the limited right of resellers of Sprint to inform their subscribers of handset operation on the Sprint PCS network. In all other instances, Sprint has reserved for itself and its network partners the right to use the licensed marks in providing its services, subject to its exclusivity obligations described above, whether within or without our territories.

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

The FCC has promulgated, and is in the process of promulgating and revising, a series of rules, regulations and policies that affect our operations. Penalties for violating the FCC’s rules and policies can range from monetary forfeitures to license revocation or non-renewal of licenses. The FCC Title II regulations applicable to our wireless operations include, among other things:

•	requirements and standards, discussed further below, for the interconnection of PCS networks with other wireless and wireline carriers; requirements to provide service upon reasonable request and prohibitions on unjust or unreasonable discrimination by carriers between similarly situated subscribers and the charging of unreasonable or unjust rates; and

•	requirements to pay access charges, universal service funding (as discussed below), and other regulatory and non-regulatory fees and charges.

We do not hold any radio licenses, but rather operate using spectrum licensed to Sprint under the Sprint management agreements. Nonetheless, we are subject to, or impacted by, a number of additional regulations and requirements under Title III of the Communications Act, as amended. These requirements include, among other things:

•	requirements in most cases to obtain prior consent before the assignment and/or transfer of control of a PCS license, as discussed below;

•	limitations on the extent of non-U.S. ownership of radio licenses and the qualifications of holders of radio licenses; and

•	requirements for compliance of antenna sites with the National Environmental Policy Act of 1969, including restrictions on emissions of radio frequency radiation, as well as requirements on the marking and lighting of antenna structures, and related notifications to the Federal Aviation Administration, for certain antenna sites.

Furthermore, our operations are also subject to CMRS and service specific regulation by the FCC. CMRS regulations include, among other things:

•	limitations on having attributable interests (usually 20% or greater) in broadband PCS, cellular and specialized mobile radio service, or SMR, spectrum totaling more than 55 MHz in a given market (while these limitations expired on January 1, 2003, the FCC continues to consider competitive factors when licensees seek to aggregate large amounts of spectrum that exceed these thresholds in a certain geographical area);

•	requirements for carriers to provide access to 9-1-1 services from mobile handsets, including handsets of users who are not subscribers of such carrier, and for the network to provide enhanced location and other mobile identification information to public safety answering points, as discussed below;

•	requirements to comply with the Communications Assistance to Law Enforcement Act, commonly known as CALEA, including the dedication of capacity and provision of access points for law enforcement agencies to facilitate wiretaps and intercepts with valid authority; and

•	rules requiring implementation by November 24, 2003 of local number portability, as discussed further below, including the ability to deliver calls from the company’s networks to ported numbers anywhere in the country.

The FCC has divided the 120 MHz of spectrum allocated to broadband PCS into six frequency blocks, A through F. Through Sprint, we operate under blocks B, D and E. PCS specific regulations that affect our operations include, among other things:

•	presumptions regarding the grant or denial of PCS license renewals, as discussed below;

•	rules governing the height, power and physical emissions characteristics of PCS transmitters;

•	rules, discussed further below, requiring service providers to meet specific coverage benchmarks by the end of the fifth year from being licensed and, in some cases, by the end of the license term;

•	rules to allow broadband PCS licensees to partition their market areas and/or to disaggregate their assigned spectrum and to transfer partial market areas or spectrum assignments to eligible third parties; and

•	rules requiring PCS providers to relocate, or otherwise compensate, incumbent microwave users (or share in the relocation costs, if the microwave user has already relocated) in the band if the deployment of PCS would interfere with the microwave user’s system.

Interconnection

The FCC has the authority to order interconnection between CMRS providers (which includes us) and any other common carrier. The FCC has ordered local exchange carriers to provide reciprocal compensation to CMRS providers for the termination of traffic. Under these new rules, we benefit from interconnection agreements negotiated by Sprint for our network with BellSouth and Verizon and with several smaller independent local exchange carriers. Interconnection agreements are negotiated on a statewide basis. If an agreement cannot be reached, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval.

Universal Service Requirements

The FCC and the states are required to establish a universal service program to ensure that affordable, quality telecommunications services are available to all residents of the United States of America. Sprint PCS is required to contribute to the federal universal service program as well as existing state programs. The FCC has determined that the contribution to the federal universal service program is a variable percentage of interstate end-user telecommunications revenues, which was approximately 9.0% for the second quarter of 2003 and 9.5% for the third quarter of 2003. The proposed contribution factor for the fourth quarter of 2003 is 9.2%. Although many states are likely to adopt a similar assessment methodology for intrastate revenues, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC’s rules. At the present time it is not possible to predict the extent of our total federal and state universal service assessments or our ability to recover costs associated with the universal service fund.

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

Enhanced 911

In June 1996, the FCC adopted rules requiring broadband PCS and other CMRS providers to implement Phase I enhanced emergency 911 calling capabilities by October 1, 2001 to requesting public safety answering points. In addition, the FCC required implementation of Phase II enhanced 911 capabilities by October 1, 2002, including the ability to provide automatic location identification (or “ALI”) of subscribers by latitude and longitude with a specified accuracy. Sprint PCS has obtained waivers of the relevant ALI enhanced 911 requirements based on a modified deployment plan, which includes a number of interim benchmarks and other conditions, and would provide for completing Phase II enhanced 911 deployment by 2005.

Communications Assistance for Law Enforcement Act

CALEA was enacted in 1994 to preserve electronic surveillance capabilities by law enforcement officials in the face of rapidly changing telecommunications technology. CALEA requires telecommunications carriers, including us, to modify their equipment, facilities, and services to allow for authorized electronic surveillance based on either industry or FCC standards. Following adoption of interim standards and a lengthy rulemaking proceeding, including an appeal and remand proceeding, as of June 30, 2002, all carriers were required to be in compliance with the CALEA requirements. We are currently in compliance with the CALEA requirements.

Wireless Local Number Portability

Effective November 24, 2003, all covered CMRS providers, including us, are required to allow customers to retain, subject to certain geographical limitations, their existing telephone number when switching from one telecommunications carrier to another. These rules are generally referred to local number portability (“LNP”). Covered CMRS providers must provide LNP in the 100 largest metropolitan statistical areas, in compliance with certain FCC performance criteria, upon request from another carrier (CMRS provider or local exchange carrier). For metropolitan statistical areas outside the top 100 markets, CMRS providers that receive a request to allow an end user to port their number must be capable of doing so within six months of receiving the request or within six months after November 24, 2003, whichever is later. Porting is currently mandated in approximately 35% of our markets. We currently plan to implement WLNP in the remainder of our markets on May 24, 2004. The wireless LNP mandate may impose increased operating costs on all CMRS providers, including us, and may result in higher subscriber churn rates and subscriber acquisition and retention costs.

Number Pooling

The FCC regulates the use of telephone numbers by wireless and other telecommunications carriers to preserve numbering resources. Effective November 26, 2000, the FCC requires CMRS providers in the top 100 markets to be capable of sharing blocks of 10,000 numbers among themselves in subsets of 1,000 numbers (“1000s-block number pooling”). In addition, all CMRS carriers, including those operating outside the top 100 markets, must be able to support roaming calls on their network placed by users with pooled numbers. Wireless carriers must also maintain detailed records of the numbers they have used, subject to audit. The pooling requirements may impose additional costs and increase operating expenses on us and limit our access to numbering resources.

PCS License Renewal

PCS licensees can renew their licenses for additional 10 year terms. PCS renewal applications are not subject to auctions. However, under the FCC’s rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing. The FCC’s rules afford PCS renewal applicants involved in comparative renewal hearings with a “renewal expectancy.” The renewal expectancy is the most important comparative factor in a comparative renewal hearing and is applicable if the PCS renewal applicant has:

•	provided “substantial service” during its license term; and

•	substantially complied with all applicable laws and FCC rules and policies.

The FCC’s rules define “substantial service” in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal.

Build-Out Conditions of PCS Licenses

All PCS licenses are granted for 10-year terms conditioned upon timely compliance with the FCC’s build-out requirements. Pursuant to the FCC’s build-out requirements, all 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population within 5 years and to two-thirds of the population within 10 years, and all 10 MHz broadband PCS licensees must construct facilities that offer coverage to at least one-quarter of the population within 5 years or make a showing of “substantial service” within that 5 year period. Rule violations could result in license cancellation or revocation.

Other Federal Regulations

Wireless systems, which we use in the provision of services, must comply with certain FCC and FAA regulations regarding the siting, marking, lighting and construction of transmitter towers and antennas. The FCC also requires that aggregate radio wave emissions from every site location meet certain standards. Although we believe that our existing network meets these standards, a site audit may reveal the need to reduce or modify emissions at one or more sites. This would increase our costs and could have a material adverse affect on our operations. In addition, these regulations will also affect site selection for new network build-outs and may increase the costs of improving our network. The increased costs and delays from these regulations may have a material adverse affect on our operations. In addition, the FCC’s decision to license a proposed tower may be subject to environmental review pursuant to the National Environmental Policy Act of 1969, or NEPA, which requires federal agencies to evaluate the environmental impacts of their decisions under certain circumstances. FCC regulations implementing NEPA place responsibility on each applicant to investigate any potential environmental effects, including health effects relating to radio frequency emissions, of a proposed operation and to disclose any significant effects on the environment to the agency prior to commencing construction. In the event that the FCC determines that a proposed tower would have a significant environmental impact, the FCC would require preparation of an environmental impact statement. This process could significantly delay or prevent the registration or construction of a particular tower or make tower construction more costly. In certain jurisdictions, local laws or regulations may impose similar requirements.

Wireless Facilities Siting

States and localities are not permitted to regulate the placement of wireless facilities so as to prohibit the provision of wireless services or to discriminate among providers of such services. In addition, as long as a wireless system complies with the FCC’s rules, states and localities are prohibited from using radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities. State and localities are, however, permitted to engage in other forms of regulation, including zoning regulation, that impacts the Company’s ability to select and modify sites. The FCC is considering numerous requests for preemption of local actions affecting wireless facilities siting.

State Regulation of Wireless Service

Section 332 of the Communications Act preempts states from regulating the rates and entry of CMRS providers. However, states may petition the FCC to regulate such providers and the FCC may grant such petition if the state demonstrates that:

•	market conditions fail to protect subscribers from unjust and unreasonable rates or rates that are unjustly or unreasonably discriminatory; or

•	when CMRS is a replacement for landline telephone service within the state.

To date, the FCC has granted no such petition. To the extent we provide fixed wireless service in the future, we may be subject to additional state regulation.

RISK FACTORS

     We strongly encourage you to read the discussions under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and elsewhere in this report for a discussion of factors which could cause our results to differ materially from our expectations.

Risks Related to Our Common Stock

We may not succeed in relisting our common stock on The Nasdaq National Market and, even if we do, we cannot predict the price at which our common stock will trade after the restructuring.

The Nasdaq National Market delisted our common stock as of April 8, 2003, because, among other matters, our bid price remained below the required minimum price of $1.00 per share for more than 30 days. As of December 12, 2003, the closing price of our common stock was $ , and there were 25,961,191 shares of our common stock issued and outstanding.

If we successfully consummate the financial restructuring, we anticipate that we will apply for relisting of our common stock on The Nasdaq National Market. While we believe that consummation of the recapitalization plan, including the proposed reverse stock split, will have the effect of increasing the minimum bid price of our common stock above the $5.00 relisting minimum, the minimum bid price may not increase at all or for any period of time and we may fail in our attempt to re-list our common stock on The Nasdaq National Market.

We cannot predict

•	what the demand for our stock will be after the restructuring;

•	how many shares of our common stock will be offered for sale or be sold after the restructuring; or

•	the price at which our common stock will trade after the restructuring.

Immediately after the restructuring our common stock may experience price volatility because there are no agreements or other restrictions that prevent the sale of a large number of our shares of common stock. In addition, the issuance of the shares of common stock in the exchange offer may further increase price volatility because such issuance has been registered with the SEC, which means that, those shares will, in general, be freely tradeable. Such sales, or the potential for such sales, could adversely affect the price of our stock and create greater volatility in the price of our common stock.

We may not achieve or sustain operating profitability or positive cash flows, which may adversely affect our stock price.

We have a limited operating history. Our ability to achieve and sustain operating profitability will depend on many factors, including the attractiveness and competitiveness of Sprint PCS products and services and our ability to:

•	increase our subscriber base,

•	reduce churn,

•	sustain monthly average revenues per user, and

•	reduce operating expenses and maintain a moderate level of capital expenditures.

We have experienced slowing net subscriber growth, higher rates of churn than industry averages and increased costs to acquire new subscribers and as a result, have had to revise our business plan. If we do not achieve and maintain positive cash flows from operations as projected, our stock price may be materially adversely affected.

Our stock price has suffered significant declines and remains volatile.

The market price of our common stock has been and may continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	quarterly variations in our operating results;

•	concerns about liquidity;

•	the delisting of our common stock;

•	operating results that vary from the expectations of securities analysts and investors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	changes in the market perception about the prospects and results of operations and market valuations of other companies in the telecommunications industry in general and the wireless industry in particular, including Sprint and its PCS network partners and our competitors;

•	changes in our relationship with Sprint, including the impact of our efforts to more closely examine Sprint charges and amounts paid by Sprint, and our disputes with Sprint;

•	litigation between other Sprint network partners and Sprint;

•	announcements by Sprint concerning developments or changes in its business, financial condition or results of operations, or in its expectations as to future financial performance;

•	actual or potential defaults by us under any of our agreements;

•	actual or potential defaults in bank covenants by Sprint or Sprint PCS network partners, which may result in a perception that we are unable to comply with our bank covenants;

•	announcements by Sprint or our competitors of technological innovations, new products and services or changes to existing products and services;

•	changes in law and regulation;

•	announcements by third parties of significant claims or proceedings against us;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	general economic and competitive conditions.

Our common stock was delisted from the Nasdaq National Market. Accordingly, our stockholders’ ability to sell our common stock may be adversely affected. Additionally, the market for so-called “penny stocks” has suffered in recent years from patterns of fraud and abuse.

We were notified by the Nasdaq Stock Market, Inc. that because we had failed to regain compliance with the minimum $1.00 bid price per share requirement, and also failed to comply with the minimum stockholders’ equity, market value of publicly held shares and minimum bid requirements for continued listing on the Nasdaq National Market, the Nasdaq Stock Market, Inc. was delisting our stock from the Nasdaq National Market. This delisting occurred on April 8, 2003. In addition, we did not meet the listing requirements to be transferred to the Nasdaq Small Cap Market.

Our common stock currently trades on the Over-The-Counter Bulletin Board maintained by The Nasdaq Stock Market, Inc., under the symbol “PCSA.OB”, and is subject to an SEC rule that imposes special sales practice requirements upon broker-dealers who sell such Over-The-Counter Bulletin Board securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms,

•	institutions with assets in excess of $5,000,000, or

•	individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000).

For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and also may affect the ability of our current stockholders to sell their securities in any market that might develop. In addition, the SEC has adopted a number of rules to regulate “penny stocks.” Such rules include Rules 3a51-1, 15-g1, 15-g2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Our common stock may constitute “penny stocks” within the meaning of the rules. These rules may further affect the ability of owners of our common stock to sell our securities in any market that might develop for them.

Stockholders should also be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. We are aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

If we complete the restructuring, our common stock may be concentrated in a few holders.

If the restructuring is completed, the holders of old notes will receive shares of our common stock representing 56% of our common stock, assuming all outstanding old notes are tendered in the exchange offer. Before the restructuring, the majority of our outstanding old notes were held by a few investors. Consequently, these investors individually will hold high concentrations of our common stock immediately after the restructuring. The largest percentage of our common stock held by any single noteholder as a result of the consummation of the financial restructuring is expected to be approximately 12.5%. This noteholder has requested, and we have agreed, to provide certain registration rights to permit such noteholder’s re-sale of our common stock and new AirGate notes.

In addition, we entered into a registration rights agreement at the time of our acquisition of iPCS with some of the former iPCS stockholders. Under the terms of the registration rights agreement, Blackstone Communications Partners I L.P. and certain of its affiliates (“Blackstone”) have a demand registration right, which became exercisable after November 30, 2002, subject to the requirement that the offering exceed size requirements. In addition, the former iPCS stockholders, including Blackstone, have incidental registration rights pursuant to which they can, in general, include their shares of our common stock in any public registration we initiate, whether or not for sale for our own account.

Sales of substantial amounts of shares of our common stock by any of these large holders, or even the potential for such sales, could lower the market price of our common stock and impair its ability to raise capital through the sale of equity securities.

We do not intend to pay dividends in the foreseeable future.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain any future earnings to fund operations, debt service requirements and other corporate needs. Accordingly, you will not receive a return on your investment in our common stock through the payment of dividends in the foreseeable future and may not realize a return on your investment even if you sell your shares. In addition, both our credit facility and the indenture governing the new notes severely limit our ability to declare and pay dividends.

Our certificate of incorporation and bylaws include provisions that may discourage a change of control transaction or make removal of members of the board of directors more difficult.

Some provisions of our certificate of incorporation and bylaws could have the effect of delaying, discouraging or preventing a change in control of us or making removal of members of the board of directors more difficult. These provisions include the following:

•	a classified board, with each board member serving a three-year term;

•	no authorization for stockholders to call a special meeting;

•	no ability of stockholders to remove directors without cause;

•	prohibition of action by written consent of stockholders; and

•	advance notice for nomination of directors and for stockholder proposals.

These provisions, among others, may have the effect of discouraging a third party from making a tender offer or otherwise attempting to obtain control of us, even though a change in ownership might be economically beneficial to us and our stockholders. See also “— Risks Related to Our Relationship with Sprint — Certain provisions of the Sprint agreements may diminish the value of our common stock and restrict the sale of our business.”

Risks Related to Our Indebtedness

Our substantial level of indebtedness, even if we complete the restructuring, could adversely affect our financial condition and prevent us from fulfilling our obligations on the new notes.

We have a substantial amount of indebtedness, and will continue to have a substantial amount of indebtedness even if we complete the restructuring. In addition, the indenture for the new notes will permit us to incur additional indebtedness, subject to specified restrictions.

Our substantial level of indebtedness could have important consequences to investors, including the following:

•	limiting our ability to fund working capital, capital expenditures, acquisitions or other general corporate purposes;

•	requiring us to use a substantial portion of our cash flow from operations to pay interest and principal on the credit facility, the new notes and other indebtedness, which will reduce the funds available to us for purposes such as capital expenditures, marketing, development, potential acquisitions and other general corporate purposes;

•	exposing us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest, including through interest rate swap agreements;

•	placing us at a competitive disadvantage compared to our competitors that have less debt;

•	reducing our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

•	making us more vulnerable to general economic downturns and adverse developments in our business.

The indenture governing our old notes and our credit facility impose significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities and taking some corporate actions.

The indenture governing our old notes and our credit facility impose, and the terms of any future debt such as the new notes may impose, significant operating and financial restrictions on us. These restrictions will, among other things, limit our ability and that of our subsidiaries to:

•	incur or guarantee additional indebtedness;

•	issue redeemable preferred stock and non-guarantor subsidiary preferred stock;

•	pay dividends or make other distributions;

•	repurchase our stock;

•	make investments in other businesses or entities, including entering into and funding joint ventures with third parties;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	create liens;

•	prepay, redeem or repurchase debt;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends;

•	enter into transactions with affiliates;

•	enter into sale and leaseback transactions; and

•	consolidate, merge or sell all of our assets.

In addition, our credit facility requires us to maintain specified financial ratios and satisfy other financial condition tests. These covenants may adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities or limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans. A breach of any of those covenants or our inability to maintain the required financial ratios could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

Variable interest rates may increase substantially.

As of September 30, 2003, we had $151.5 million outstanding debt under our credit facility. The rate of interest on the credit facility is based on a margin above either the alternate bank rate (the prime lending rate in the United States) or the London Interbank Offer Rate (“LIBOR”). At September 30, 2003, the weighted average interest rate under variable rate borrowings was 5.05% under our credit facility. If interest rates increase, we may not have the ability to service the interest requirements on our credit facility. Furthermore, if we were to default in our payments under our credit facility, our rate of interest would increase by 2.5% over the alternate bank rate.

Our payment obligations may be accelerated if we are unable to maintain or comply with the financial and operating covenants contained in our credit facility.

Our credit facility contains covenants specifying

•	the maintenance of certain financial ratios,

•	reaching defined subscriber growth and network covered population goals,

•	minimum service revenues,

•	maximum capital expenditures, and

•	the maintenance of a ratio of total and senior debt to annualized EBITDA, as defined in the credit facility. The definition of EBITDA in our credit facility is not the same as EBITDA used by us in this report.

If we are unable to operate our business within the covenants specified in our credit facility, our ability to use our cash could be restricted or terminated and our payment obligations may be accelerated. Such a restriction, termination or acceleration could have a material adverse affect on our liquidity and capital resources.

Our compliance with the financial covenants our credit facility is not assured and, after March, 2005 our ability to generate operating cash flow to pay debt service and meet our other capital needs and met our financial covenants is significantly uncertain. Further, without further changes to our current business plan, we believe that we will not be in compliance with our total debt to EBITDA covenants under our credit facility at April 1, 2005. We believe we will need to generate approximately $14 million more in EBITDA over the preceding 12 months to be in compliance with this covenant at April 1, 2005.

If we fail to pay the debt under our credit facility, Sprint has the option of purchasing our loans, giving Sprint certain rights of a creditor to foreclose on our assets.

Sprint has contractual rights, triggered by an acceleration of the maturity of the debt under our credit facility, pursuant to which Sprint may purchase our obligations to our senior lenders and obtain the rights of a senior lender. To the extent Sprint purchases these obligations, Sprint’s interests as a creditor could conflict with our interests. Sprint’s rights as a senior lender would enable it to exercise rights with respect to our assets and continuing relationship with Sprint in a manner not otherwise permitted under our Sprint agreements.

Risks Related to the Restructuring

If we do not complete the restructuring, we may not have sufficient operating cash flow to fund our capital needs.

At September 30, 2003, we had working capital of $12.5 million and approximately $54.1 million of available cash and cash equivalents. After drawing the remaining $9.0 million available under our credit facility in August 2003, we are completely dependent on available cash and operating cash flow to operate our business and fund our capital needs.

If we do not consummate the restructuring, one alternative we could consider would be seeking protection under Chapter 11 of the Bankruptcy Code. The expenses of any such bankruptcy case would reduce the assets available for payment or distribution to our creditors.

We may need additional financing after the restructuring, which may be unavailable or costly.

Our actual funding requirements could vary materially from our current estimates. We base our financial projections on assumptions that we believe are reasonable but which contain significant uncertainties that could affect our business, our future performance and our liquidity. Our ability to achieve and sustain operating profitability will depend on many factors, including Sprint’s success, our ability to market Sprint PCS products and services, manage churn, sustain monthly average revenues per user, and reduce operating expenses and maintain a moderate level of capital expenditures. In addition, our business, our future performance and our liquidity would be affected by general industry and market conditions and growth rates and general economic and political conditions, including the global economy and other future events.

Consequently, we may have to raise additional funds, which may be costly, to operate our business and provide other needed capital and we may be unable to do so. If we would be unable to raise such needed additional funds, we could have insufficient capital to meet our expenses and operate our business.

If the economic terms of the restructuring are materially altered, the noteholders that are parties to the support agreement may be released from their obligations thereunder and we may have to further amend the terms of our credit facility.

Under the terms of the support agreement, we have agreed not to effect a restructuring unless it is in accordance with the terms of the support agreement and the related restructuring term sheet. A material alteration of any economic terms would release any noteholders not consenting to such alteration from their obligations under the support agreement. As a result, some or all of the noteholders could take the position that they are not bound by an amended support agreement or term sheet. If we are unable to reach agreement on a modified support agreement, and some or all of the noteholders do not support the proposed restructuring, we may need to pursue an alternative plan of restructuring. In addition, a change in the terms of the restructuring may require further amendments to the credit facility.

We cannot complete the recapitalization plan if we do not obtain stockholder approval, in which case we may complete the restructuring by means of the prepackaged plan or otherwise under Chapter 11 of the Bankruptcy Code.

The consummation of the transactions contemplated by the recapitalization plan is conditioned upon our receiving the approval of our existing stockholders to

•	the issuance of our common stock in the exchange offer, and

•	an amendment and restatement of our certificate of incorporation to implement a reverse stock split.

Therefore, even if the minimum tender condition and each of the other conditions to the exchange offer are met or waived, the failure to obtain such stockholder approval will prevent us from consummating the recapitalization plan.

If we fail to implement the recapitalization plan, we may seek confirmation of the prepackaged plan. If we cannot find an out-of-court solution, the prepackaged plan may be the best means of effecting the goals of the recapitalization plan.

If the minimum tender and other conditions are not met or waived for the exchange offer and we cannot implement the recapitalization plan, there may still be sufficient votes to accept the prepackaged plan, in which event it will bind all of our creditors, noteholders and equity security holders regardless of whether they voted for, against or not at all on the prepackaged plan.

The consummation of the exchange offer is conditioned upon, among other things, our receipt of valid tenders from not less than 98% of our old notes outstanding immediately before the expiration of the exchange offer, unless such condition is waived. Absent the “cram-down” procedure, to obtain confirmation of the prepackaged plan, however, we need to receive from

•	each impaired class of claims, the affirmative votes of holders of

•	two-thirds in terms of dollar amount and

•	more than one-half in terms of the number of holders of such class who actually cast ballots, and

•	each impaired class of equity interests entitled to vote on the plan, the affirmative votes of holders of two-thirds in amount of the equity interests of such class who actually cast ballots.

If we cannot complete the recapitalization plan for any reason, including a failure to meet the minimum tender condition, but we receive the required votes from each impaired class of claims or interests to accept the prepackaged plan, we may seek confirmation of the prepackaged plan in the bankruptcy court. If the prepackaged plan is confirmed by the bankruptcy court, it will bind all of our creditors, noteholders and equity security holders regardless of whether they voted for, against or not at all on the prepackaged plan. Therefore, assuming the prepackaged plan satisfies the other requirements of the Bankruptcy Code, a significantly smaller number of equity security holders can bind other equity security holders to the terms of the prepackaged plan. Additionally, since claims and equity interests are grouped in classes for the purpose of voting on the prepackaged plan, holders of claims and interests may be bound by the decisions of other claim or interest holders in a way that they otherwise would not be bound outside of bankruptcy.

Furthermore, if at least one class of impaired claims, such as the noteholders, accept the prepackaged plan, and we determine to seek confirmation of the prepackaged plan in the bankruptcy court, we may pursue confirmation of the prepackaged plan under the “cram down” provisions of the Bankruptcy Code. If the prepackaged plan is confirmed under the “cram down” provisions of the Bankruptcy Code, all classes of claims and interests will be bound by the terms of the plan (as modified, if appropriate) regardless of whether such class voted to accept the prepackaged plan.

We may incur substantial income tax liability or lose tax attributes as a result of the restructuring.

We will realize cancellation of indebtedness, or “COD,” income as a result of the exchange offer to the extent that the fair market value of the common stock and the issue price of the new notes issued in exchange for the old notes is less than the “adjusted issue price” of the old notes (generally including any accrued but unpaid interest). Thus, the precise amount of COD income cannot be determined until the closing date of the restructuring.

To the extent that we are considered solvent from a tax perspective immediately before the completion of the restructuring and realize COD income, our available losses may offset all or a portion of the COD income. COD income realized in excess of available losses will result in a tax liability. In addition, the issuance of our common stock in the exchange will result in an ownership change (as defined in Section 382 of the Internal Revenue Code) in our company that will significantly limit the use of our remaining tax attributes, including our net operating loss carryforwards.

We will not recognize COD income to the extent we are considered insolvent from a tax perspective immediately before the completion of the restructuring. If and to the extent COD income is excluded from taxable income due to insolvency, we will generally be required to reduce certain of our tax attributes, including, but not limited to, net operating losses and loss carryforwards. This may result in a significant reduction in our net operating losses. Taxable income will result to the extent COD income exceeds the amount by which we are considered to be insolvent immediately before the completion of the restructuring.

Alternatively, if the discharge of the old notes occurs in a Chapter 11 bankruptcy case or if we are considered insolvent, we will not recognize any COD income as a result of such discharge although certain of our tax attributes will be reduced. In addition, we may be eligible to apply for a bankruptcy exception under Section 382 to avoid triggering an ownership change.

Even if we successfully complete the restructuring, we may have substantial tax liability if we experience an ownership change for tax purposes prior to our completion of the restructuring.

Since our inception in 1998, we have generated significant net operating losses, or “NOLs.” We expect to use these NOLs to offset the cancellation of indebtedness income that we will realize as a result of the restructuring. However, if we were to experience an ownership change for tax purposes prior to our completion of the restructuring, such ownership change would severely restrict our use of the NOLs to offset the COD income. As a result, we would have insufficient NOLs to fully offset our realization of COD income upon completion of the restructuring and, therefore, could be subject to material federal income taxes. Because we will not know if we have experienced an ownership change for tax purposes until our 5% stockholders file their Schedules 13D or 13G (which may be as late as February 14, 2004), we cannot assure you that we will not be subject to tax on the COD income. If we are required to pay tax on significant COD income, we may not have sufficient funds to pay the tax or meet our other obligations. As of November 1, 2003, and based on information available to us, we estimate that we have experienced a 30% change in ownership.

Risks Related to Our Business

Risks Related to Our Business, Strategy and Operations

The unsettled nature of the wireless market may limit the visibility of key operating metrics, and future trends may affect operating results, liquidity and capital resources.

Our business plan and estimated future operating results are based on estimates of key operating metrics, including

•	subscriber growth,

•	subscriber churn,

•	capital expenditures,

•	ARPU,

•	losses on sales of handsets and other subscriber acquisition costs, and

•	other operating costs.

     The following factors have created a level of uncertainty that may adversely affect our ability to predict key operating metrics:

•	the unsettled nature of the wireless market,

•	the current economic slowdown,

•	the problems in our relationship with Sprint (see — “Risks Related to Our Relationship with Sprint”),

•	increased competition in the wireless telecommunications industry,

•	new service offerings of increasingly large bundles of minutes of use at lower prices by wireless carriers, and

•	other issues facing the wireless telecommunications industry in general.

Another factor that may affect our operating results, liquidity and capital resources is the fact that we have limited funding options. On August 8, 2003 we drew the $9.0 million remaining available under our credit facility. We currently have no additional sources of working capital other than cash on hand, which was $54.1 million at September 30, 2003, and operating cash flow. If our actual revenues are less than we expect or operating or capital costs are more than we expect, our financial condition and liquidity may be materially adversely affected. In such event, there is substantial risk that we could not access the capital or credit markets for additional capital.

Our revenues may be less than we anticipate which could materially adversely affect our liquidity, financial condition and results of operations.

     Revenue growth is primarily dependent on

•	the size of our subscriber base,

•	average monthly revenues per user and

•	roaming revenue.

During the year ended September 30, 2002, we experienced slower net subscriber growth rates than planned. In addition, subscriber growth in fiscal 2003 has been slower than in prior years, and actually declined slightly in the quarter ending September 30, 2003. We believe slower growth is due in large part to

•	increased churn,

•	increased competition and Sprint’s loss of market share,

•	declining rates of wireless subscriber growth in general,

•	the re-imposition and increase in deposits for most sub-prime credit subscribers, and

•	the current economic slowdown.

We have seen a continuation of competitive pressures in the wireless telecommunications market causing carriers to offer plans with increasingly large bundles of minutes of use at lower prices which may compete with the calling plans we offer, including the Sprint calling plans we support. There is no assurance that subscriber growth will not be less than we project or that average revenue per user will not be lower than we project. Increased price competition may lead to lower average monthly revenues per user than we anticipate. See “— Risks Related to our Business — Risks Related to Our Relationship with Sprint.” In addition, the lower reciprocal roaming rate that Sprint has implemented will reduce our roaming revenue, which may not be offset by the reduction in our roaming expense. If our revenues are less than we anticipate, it could materially adversely affect our liquidity, financial condition and results of operation. We estimate that, based on our projections for fiscal 2004, every $1 reduction in monthly ARPU will increase our annual operating loss by approximately $3.9 million. In addition, based on our projections for fiscal year 2004, we estimate that every 1,000 reduction in monthly gross subscriber activations will increase our annual operating loss by approximately $800,000.

Our costs may be higher than we anticipate which could materially adversely affect our liquidity, financial condition and results of operations.

Our business plan anticipates that we will be able to maintain lower operating and capital costs, including costs per gross addition and cash cost per user. Increased competition may lead to higher promotional costs, losses on sales of handset and other costs to acquire subscribers. Further, as described below under “Risks Related to Our Relationship With Sprint,” a substantial portion of costs of service and roaming are attributable to fees and charges we pay Sprint for billing and collections, customer care and other back-office support. Our ability to manage costs charged by or through Sprint is limited. If our costs are more than we anticipate, the actual amount of funds needed to implement our strategy and business plan may exceed our estimates, which could have a material adverse affect on our liquidity, financial condition and results of operations. We estimate, based on our projections for fiscal year 2004, that for every 1% that aggregate Sprint fees exceed our planned expectations, it will increase our annual operating loss by approximately $400,000.

We may continue to experience a high rate of subscriber turnover, which would adversely affect our financial performance.

The wireless personal communications services industry in general, and Sprint and its network partners in particular, have experienced a higher rate of subscriber turnover, commonly known as churn, as compared to cellular industry averages. We believe this churn rate was driven higher in 2002 due to the NDASL and Clear Pay programs required by Sprint and the removal of deposit requirements as described elsewhere in this report. Our business plan assumes that churn will be relatively constant in fiscal 2004, but will decline significantly thereafter. Although churn declined in the first nine months of fiscal 2003, churn rates increased in the quarter ended September 30, 2003. Due to significant competition in our industry and general economic conditions, among other things, churn may increase and our future rate of subscriber turnover may be higher than projected or our historical rate. Factors that may contribute to higher churn include:

•	the pricing and attractiveness of our competitors’ products and services;

•	wireless local number portability;

•	quality of customer service;

•	network performance and coverage relative to our competitors;

•	inability or unwillingness of subscribers to pay which results in involuntary deactivations, which accounted for 52% of our deactivations in the quarter ended September 30, 2003;

•	subscriber mix and credit class, particularly sub-prime credit subscribers which account for approximately 28% of our subscriber base as of September 30, 2003;

•	Sprint’s announced billing system conversion and/or outsourcing services now provided by Sprint, including billing, collections and customer care; and

•	any future changes by us in the products and services we offer, especially to the Clear Pay Program.

A high rate of subscriber turnover could adversely affect our competitive position, liquidity, financial position, results of operations and our costs of, or losses incurred in, obtaining new subscribers, especially because we subsidize some of the costs of initial purchases of handsets by subscribers. We estimate that, based on our projections for fiscal year 2004, a 0.1% increase in monthly churn will increase our annual operating loss by approximately $900,000.

Implementation of wireless local number portability requirements may increase churn, lower revenues and result in higher subscriber acquisition and retention costs.

Implementation of the Federal Communications Commission’s (“FCC”) wireless local number portability (“LNP”) requirement will enable wireless subscribers to keep their telephone numbers when switching to another carrier. As of November 24, 2003, all covered CMRS providers, including broadband PCS, cellular and SMR licensees, were required to allow customers to retain, subject to geographical limitations, their existing telephone number when switching from one telecommunications carrier to another. Current rules require that covered CMRS providers have to provide LNP in the 100 largest metropolitan statistical areas, in compliance with certain FCC performance criteria, upon request from another carrier (CMRS provider or local exchange carrier). For metropolitan statistical areas outside the largest 100, CMRS providers that receive a request to allow an end user to port their number must be capable of doing so within six months of receiving the request or within six months after November 24, 2003, whichever is later. Porting is currently mandated in approximately 35% of our markets. We currently plan to implement

WLNP in the remainder of our markets on May 24, 2004. The overall impact of this mandate is uncertain. We anticipate that the wireless LNP mandate will impose increased operating costs on all CMRS providers, including us, and may result in lower revenues, higher churn and higher subscriber acquisition and retention costs.

Our allowance for doubtful accounts may not be sufficient to cover uncollectible accounts.

On an ongoing basis, we estimate the amount of subscriber receivables that we will not collect to reflect the expected loss on such accounts in the current period. Our allowance for doubtful accounts may underestimate actual unpaid receivables for various reasons, including:

•	our churn rate may exceed our estimates;

•	bad debt as a percentage of service revenues may not decline as we assume in our business plan;

•	adverse changes in the economy; or

•	changes in Sprint’s PCS products and services.

If our allowance for doubtful accounts is insufficient to cover losses on our receivables, it could materially adversely affect our liquidity, financial condition and results of operations.

Roaming revenue could be less than anticipated, which could adversely affect our liquidity, financial condition and results of operations.

Sprint reduced the reciprocal roaming rate from $0.10 per minute to $0.058 per minute for the calendar year 2003 and has announced a reduction to $0.041 for calendar year 2004. Based upon historical twelve months ending September 30, 2003 roaming minutes of use by Sprint and other affiliate customers, a reduction in the roaming rate to $0.041 per minute would have reduced our roaming revenue by approximately $20.7 million and reduced our roaming expense by approximately $16.4 million, and increased our net loss by $4.3 million.

The amount of roaming revenue we receive also depends on the minutes of use of our network by PCS subscribers of Sprint and Sprint PCS network partners. If actual usage is less than we anticipate, our roaming revenue would be less and our liquidity, financial condition and results of operations could be materially adversely affected.

Our efforts to reduce costs may have adverse affects on our business.

As a result of the current business environment, we have revised our business plan and are seeking to manage expenses to improve our liquidity position. We have significantly reduced projected capital expenditures, advertising and promotion costs and other operating costs. Reduced capital expenditures could, among other things, have forced us to delay improvements to our network, which could adversely affect the quality of service to subscribers. These actions could reduce subscriber growth and increase churn, which could materially adversely affect our financial condition and results of operation. We estimate that, based on our projections for fiscal year 2004, a 0.1% increase in monthly churn will increase our annual operating loss by approximately $900,000.

We may incur significantly higher wireless handset subsidy costs than we anticipate for existing subscribers who upgrade to a new handset.

As our subscriber base matures, and technological innovations occur, more existing subscribers will upgrade to new wireless handsets. We subsidize a portion of the price of wireless handsets and incur sales commissions, even for handset upgrades. Excluding sales commissions, we experienced approximately $4.8 million associated with wireless handset upgrade costs for the fiscal year ended September 30, 2002 and $7.8 million for the fiscal year ended September 30, 2003. We have limited historical experience regarding the adoption rate for wireless handset upgrades. If more subscribers upgrade to new wireless handsets than we project, our results of operations would be adversely affected.

The loss of the officers and skilled employees who we depend upon to operate our business could materially adversely affect our results of operations.

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

In addition, we grant stock options and other equity incentives as a method of attracting and retaining employees, to motivate performance and to align the interests of management with those of our stockholders. Due to the decline in the trading price of our common stock, a substantial majority of the stock options held by employees have an exercise price that is higher than the current trading price of our common stock, and therefore these stock options may not be effective in helping us to retain valuable employees. Our named executive officers other than the Chief Financial Officer, have returned, without consideration, “below market” options held by such officers. If our shareholders do not authorize additional shares for our 2002 Long-Term Incentive Plan, we may have insufficient equity awards available to attract and retain qualified technical and management personnel. We currently have “key man” life insurance for our Chief Executive Officer.

Our territory has limited amounts of licensed spectrum, which may adversely affect the quality of our service and our results of operations.

Sprint has licenses covering 10 MHz of spectrum in our territory. As the number of subscribers in our territory increases, this limited amount of licensed spectrum may not be able to accommodate increases in call volume, may lead to increased dropped and blocked calls and may limit our ability to offer enhanced services, all of which could result in increased subscriber turnover and adversely affect our financial condition and results of operations.

Further, in January 2003, the FCC rules imposing limits on the amount of spectrum that can be held by one provider in a specific market was lifted. The FCC now relies on case-by-case review of transactions involving transfers of control of CMRS spectrum in connection with its public interest review of all license transfers. In light of this change in regulatory review, competition may increase to the extent that licenses are transferred from smaller stand-alone operators to larger, better capitalized, and more experienced wireless communications operators. These larger wireless communications operators may be able to offer customers network features not offered by us. The actions of these larger wireless communications operators could negatively affect our churn, ability to attract new subscribers, ARPU, cost to acquire subscribers and operating costs per subscriber.

There is a high concentration of ownership of the wireless towers we lease and if we lose the right to install our equipment on certain wireless towers or are unable to renew expiring leases, our financial condition and results of operations could be adversely impacted.

Most of our cell sites are co-located on leased tower facilities shared with one or more wireless providers. A few tower companies own a large portion of these leased tower sites. Approximately 75% of the towers leased by us are owned by four tower companies (and their affiliates). If a master co-location agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support our use of its tower sites, we would have to find new sites or we may be required to rebuild that portion of our network. In addition, because of this concentration of ownership of our cell sites, our financial condition and results of operations could be materially and adversely affected if we are unable to renew expiring leases with such tower companies on favorable terms, or in the event of a disruption in any of their business operations. For example, if our agreement with our largest tower company were to expire without successful renegotiation, we would be required to relocate approximately 34% of our cell site locations, causing disruption to our network operations.

Certain wireless providers are seeking to reduce access to their networks.

We rely on Sprint’s roaming agreements with its competitors to provide automatic roaming capabilities to subscribers in many of the areas of the United States not covered by Sprint’s PCS network. Competitors may be able to offer coverage in areas not served by Sprint’s PCS network or may be able to offer roaming rates that are lower than those offered by Sprint. Competitors are seeking to reduce access to their networks through actions pending with the FCC. Moreover, AT&T Wireless has sought reconsideration of an FCC ruling in order to expedite elimination of the engineering standard (“AMPS”) for the dominant air interface on which Sprint’s subscribers roam. If AT&T Wireless is successful and the FCC eliminated this standard before Sprint can transition its handsets to different standards, customers of Sprint could be unable to roam in those markets where cellular operators cease to offer their AMPS network for roaming. Further, on September 24, 2002, the FCC modified its rules to eliminate, after a five-year transition period, the requirement that carriers provide analog service compatible with AMPS specifications. If this requirement is eliminated before Sprint can transition its handsets to different standards, customers of Sprint could be unable to roam in those markets where cellular operators cease to offer their AMPS network for roaming.

Our business is subject to seasonal trends.

The wireless industry historically has been heavily dependent on fourth calendar quarter results. Among other things, the industry relies on significantly higher subscriber additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including:

•	the increasing use of retail distribution, which is heavily dependent upon the year-end holiday shopping season;

•	the timing of new product and service announcements and introductions;

•	competitive pricing pressures; and

•	aggressive marketing and promotions.

     The increased level of activity requires a greater use of available financial resources during this period.

Risks Related to Our Relationship with Sprint

Our business experiences certain risks related to Sprint.

Over time, Sprint has increased fees charged to AirGate and other network partners and has added fees that were not anticipated when the agreements with Sprint were entered into. Sprint also sought to collect money from us that we believe is not authorized under the agreements. In addition, Sprint has also imposed additional programs, requirements and conditions that have adversely affected our financial performance. If these increases, additional charges and changes continue, our operating results, liquidity and capital resources could be adversely affected. As of September 30, 2003, we have disputed approximately $8.9 million in invoices for such increases and additional charges, but those issues have not been resolved. While we believe that we have adequately reserved for these disputed amounts, if they are resolved in favor of Sprint and against AirGate, the payment of this amount money could adversely affect our liquidity and capital resources. The resolution of all disputes in favor of Sprint and payment of disputed amounts will reduce our cash position at September 30, 2003 of $54.1 million by approximately $8.9 million.

We operate with little working capital because of amounts owed to Sprint.

Each month we pay Sprint expenses described in greater detail in Note 4 to the consolidated financial statements for the fiscal year ended September 30, 2003 set forth in this report. An increase in the amounts we owe Sprint may result in less use of cash for working capital purposes than the business plan currently projects.

The termination of our affiliation with Sprint would severely restrict our ability to conduct our business.

We do not own the licenses to operate our wireless network. Our ability to offer Sprint PCS products and services and operate a PCS network is dependent on our Sprint agreements remaining in effect and not being terminated. All of our subscribers have purchased Sprint PCS products and services to date, and we do not anticipate any change in the near future. The agreements between Sprint and us are not perpetual. Our management agreement automatically renews at the expiration of the 20-year initial term (July 22, 2018) for an additional 10-year period unless we are in material default. Sprint can choose not to renew our management agreement at the expiration of the ten-year renewal term or any subsequent ten-year renewal term. In any event, our management agreement terminates in 50 years.

In addition, subject to the provisions of the consent and agreement, these agreements can be terminated for breach of any material term, including, among others, failure to pay, marketing, build-out and network operational requirements. Many of these requirements are extremely technical and detailed in nature. In addition, many of these requirements can be changed by Sprint with little notice. As a result, we may not always be in compliance with all requirements of the Sprint agreements. There may be substantial costs associated with remedying any non-compliance, and such costs may adversely affect our liquidity, financial condition and results of operations.

We are also dependent on Sprint’s ability to perform its obligations under the Sprint agreements. The non-renewal or termination of any of the Sprint agreements or the failure of Sprint to perform its obligations under the Sprint agreements would severely restrict our ability to conduct business.

Sprint may make business decisions that are not in our best interests, which may adversely affect our relationships with subscribers in our territory, increase our expenses and/or decrease our revenues.

Sprint, under the Sprint agreements, has a substantial amount of control over the conduct of our business. Accordingly, Sprint has made and, in the future may make, decisions that adversely affect our business, such as the following:

•	Sprint could price its national plans based on its own objectives and could set price levels or other terms that may not be economically sufficient for our business;

•	Sprint could develop products and services, such as a one-rate plan where subscribers are not required to pay roaming charges on its PCS to PCS plan, or establish credit policies, such as the NDASL program, which could adversely affect our results of operations;

•	Sprint has raised and could continue to raise the costs to perform back office services or maintain the costs above those expected, reduce levels of services or expenses or otherwise seek to increase expenses and other amounts charged;

•	Sprint can seek to further reduce the reciprocal roaming rate charged when Sprint’s or other Sprint network partners’ PCS subscribers use our network;

•	Sprint may elect with little or no notification, to upgrade or convert its financial reporting, billing or inventory software or change third party service organizations that can adversely affect our ability to determine or report our operating results, adversely affect our ability to obtain handsets or adversely affect our subscriber relationships;

•	Sprint, subject to limitations in our Sprint Agreements, could limit our ability to develop local and other promotional plans to enable us to attract sufficient subscribers;

•	Sprint could, subject to limitations under our Sprint agreements, alter its network and technical requirements;

•	Sprint introduced a payment method for subscribers to pay the cost of service with us. This payment method initially did not have adequate controls or limitations, and fraudulent payments were made to accounts using this payment method. If other types of fraud become widespread, it could have a material adverse impact on our results of operations and financial condition;

•	Sprint could make decisions which could adversely affect the Sprint brand names, products or services; and

•	Sprint could decide not to renew the Sprint agreements or to no longer perform its obligations, which would severely restrict our ability to conduct business.

Recently, Sprint has announced that it will re-align its resources to focus on two market segments: businesses and consumers. This represents a shift away from the current organizational focus on assets groups and products: local telecommunications, global wireline voice and data services and wireless. This initiative is often referred to as “One Sprint-One Solution.” This realignment is designed to facilitate Sprint’s cross-selling and bundling of products across these product lines. This shift could

•	divert marketing, advertising and internal Sprint resources once dedicated to wireless to bundled or non-PCS Sprint products and services,

•	increase the risk that Sprint will design wireless products and services in a manner that is not profitable for AirGate or other network partners, and

•	reduce the significance of Sprint’s wireless network partners.

The occurrence of any of the foregoing could adversely affect our relationship with subscribers in our territories, increase our expenses and/or decrease our revenues and have a material adverse effect on our liquidity, financial condition and results of operation.

Sprint’s newly implemented PCS to PCS program has had, and may continue to have, a negative impact on our business.

In late 2002, Sprint implemented a new PCS to PCS product offering under which subscribers receive unlimited buckets of minutes for little or no additional cost, for any calls made from one Sprint PCS subscriber to another. Pursuant to our Sprint agreements, we are required to support this program in our territory. The number of minutes-over-plan (“MOPs”) used and associated revenues of our subscribers has dropped. AirGate’s ARPU has declined from $61 for the fiscal year ended September 30, 2002 to $60 for the fiscal year ended September 30, 2003, while the number of minutes used for PCS to PCS calls increased from 6 million to over 60 million minutes per month. In addition, the program had the effect of switching current subscribers to the product offering, rather than resulting in a meaningful increase in new subscribers. In addition to the lost revenue the PCS to PCS plan causes, it is also generating a large amount of incremental traffic on our network, which may increase our capital needs beyond what we have planned.

Our dependence on Sprint for services may limit our ability to reduce costs, which could materially adversely affect our financial condition and results of operation.

Approximately 64% of cost of service and roaming in our financial statements relate to charges from or through Sprint. As a result, a substantial portion of our cost of service and roaming is outside our control. There can be no assurance that Sprint will lower its operating costs, or, if these costs are lowered, that Sprint will pass along savings to its PCS network partners. If these costs are more than we anticipate in our business plan, it could materially adversely affect our liquidity, financial condition and results of operations and as noted below, our ability to replace Sprint with lower cost providers may be limited. We estimate that for every 1% that aggregate Sprint fees exceed our planned expectations, it will increase our annual operating loss by approximately $400,000.

Our dependence on Sprint may adversely affect our ability to predict our results of operations.

In 2002, our dependence on Sprint interjected a greater degree of uncertainty into our business and financial planning. During this time:

•	we agreed to a new $4 logistics fee for each 3G enabled handset to avoid a prolonged dispute over upgrade handset subsidy charges for which Sprint sought reimbursement;

•	Sprint PCS sought to recoup $3.9 million in long-distance access revenues previously paid by Sprint PCS to AirGate and has invoiced us $1.2 million of this amount;

•	Sprint has charged us $0.4 million and $1.3 million to reimburse Sprint for 3G product- and network-related development expenses with respect to fiscal year end 2002 and 2003, respectively;

•	Sprint informed us on December 23, 2002 that it had miscalculated software maintenance fees for 2002 and future years, which would result in an annualized increase from $1.0 million to $1.7 million if owed by AirGate; and

•	Sprint reduced the reciprocal roaming rate charged by Sprint and its network partners for use of our respective networks from $0.10 per minute of use to $0.058 per minute of use in 2003 and has notified us that the rate will decline to $0.041 in 2004.

Other ongoing disputes are described herein under Item 7, “Related Party Transaction and Transactions Between AirGate and iPCS — Transactions with Sprint.” We have questioned whether these and other charges and actions are appropriate and authorized under our Sprint agreements. We expect that it will take time to resolve these issues, the ultimate outcome is uncertain and litigation may be required to resolve these issues. Unanticipated expenses and reductions in revenue have had and, if they occur in the future, will have a negative impact on our liquidity and make it more difficult to predict with reliability our future performance.

Inaccuracies in data provided by Sprint could understate our expenses or overstate our revenues and result in out-of-period adjustments that may materially adversely affect our financial results.

Approximately 64% of cost of service and roaming in our financial statements relate to charges from or through Sprint. In addition, because Sprint provides billing and collection services for us, Sprint remits approximately 95% of our revenues to us. The data provided by Sprint is the primary source for our recognition of service revenue and a significant portion of our selling and marketing and cost of service and operating expenses. As a result, we rely on Sprint to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivables, which underlie a substantial portion of our periodic financial statements and other financial disclosures.

We and Sprint have discovered billing and other errors or inaccuracies. If we are required in the future to make additional adjustments or charges as a result of errors or inaccuracies in data provided to us by Sprint that we do not detect, such adjustments or charges may have a material adverse effect on our financial results in the period that the adjustments or charges are made, on our ability to satisfy covenants contained in our credit facility, and on our ability to make fully informed business decisions.

The inability of Sprint to provide high quality back office services could lead to subscriber dissatisfaction, increased churn or otherwise increase our costs.

We currently rely on Sprint’s internal support systems, including customer care, billing and back office support. Our operations could be disrupted if Sprint is unable to provide internal support systems in a high quality manner, or to efficiently outsource those services and systems through third-party vendors. Cost pressures are expected to continue to pose a significant challenge to Sprint’s internal support systems. Additionally, Sprint has made reductions in its customer service support structure and may continue to do so in the future, which may have an adverse effect on our churn rate. Further, Sprint has relied on third-party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We currently depend on Sprint’s willingness to continue to offer these services and to provide these services effectively and at competitive costs. These costs were approximately $40.0 million for AirGate for the fiscal year ended September 30, 2003. Our Sprint agreements provide that, upon nine months prior written notice, Sprint may elect to terminate any of these services. The inability of Sprint to provide high quality back office services, or our inability to use Sprint back office services and third-party vendors’ back office systems, could lead to subscriber dissatisfaction, increase churn or otherwise increase our costs.

If Sprint elects to significantly increase the amount it charges us for any of these services, our operating expenses will increase, and our liquidity, financial condition and results of operation could be adversely affected.

Two recent independent surveys have ranked Sprint last among national carriers in customer service. We believe that poor customer care is an important cause of increased churn. To date, Sprint has been unable to provide a level of service equal to or better than industry averages under the services agreement. Consequently, outsourcing these services may be the only alternative to significantly improve churn. We are exploring ways to outsource billing, collections and customer care services now provided by Sprint. While the services agreement allows us to use third-party vendors to provide certain of these services instead of Sprint, Sprint may seek to require us to pay high start-up costs to interface with Sprint’s system and may otherwise seek to delay any such outsourcing, which could make an outsourcing cost prohibitive, increase the costs of any such outsourcing and delay the benefits of any outsourcing. This could limit our ability to lower our operating costs and reduce churn.

If Sprint’s business plan does not succeed, our business may not succeed.

As a network partner of Sprint, we have the right to provide PCS products and services under the Sprint brand names in our territory in the southeastern United States. In addition, we feature exclusively and prominently the nationally recognized Sprint brand in our marketing effort. Consequently, our business and results of operations depend on the continued recognition of the Sprint brand name and success of Sprint’s business. In recent months, Sprint’s share of the market has declined, as has ours. If Sprint’s business plan does not succeed, or if Sprint has a significant disruption to its business plan or network, fails to operate its business in an efficient manner, or suffers a weakening of its brand name or erosion of its customer base, our operations and profitability would likely be negatively impacted.

If Sprint were to file for bankruptcy, Sprint may be able to reject its agreements with us under Section 365 of the Bankruptcy Code. The agreements provide us remedies, including purchase and put rights, though we cannot predict if or to what extent our remedies would be enforceable.

Changes in Sprint PCS products and services may adversely affect key operating metrics.

The competitiveness of Sprint PCS products and services is a key factor in our ability to attract and retain subscribers. Certain Sprint pricing plans, promotions and programs may result in higher levels of subscriber turnover and reduce the credit quality of our subscriber base. For example, we believe that the NDASL and Clear Pay Program resulted in increased churn and an increase in sub-prime credit subscribers and its PCS to PCS plan is increasing minutes of use and reducing ARPU.

Our disputes with Sprint may adversely affect our relationship with Sprint.

We have a number of significant disputes with Sprint related to our agreements including those described under Item 7, “Related Party Transaction and Transactions Between AirGate and iPCS — Transactions with Sprint.” These disputes involve a number of issues including:

•	Sprint’s collection of various revenues from subscribers and other parties and the payment of AirGate’s portion of those monies;

•	various charges made by Sprint under the agreements with AirGate;

•	Sprint’s right to impose programs, requirements and conditions on AirGate that adversely affect AirGate’s financial performance; and

•	various other rights and responsibilities imposed upon the parties under the terms of their agreements.

In recent months, Sprint and AirGate have focused on whether these disputes can be resolved by agreement and are currently engaged in negotiation of these issues. If an agreement cannot be reached on terms that are acceptable to AirGate and Sprint, either party may take additional measures, including the filing of litigation, to have these issues resolved. The mere existence of these disputes could adversely affect our relationship with Sprint. If some or all of these disputed issues are resolved against AirGate, such resolution could have a material adverse effect on our liquidity or financial condition.

Sprint’s roaming arrangements may not be competitive with other wireless service providers, which may restrict our ability to attract and retain subscribers and create other risks for us.

We rely on Sprint’s roaming arrangements with other wireless service providers for coverage in some areas where Sprint service is not yet available. The risks related to these arrangements include:

•	the roaming arrangements are negotiated by Sprint and may not benefit us in the same manner that they benefit Sprint;

•	the quality of the service provided by another provider during a roaming call may not approximate the quality of the service provided by the Sprint PCS network;

•	the price of a roaming call off our network may not be competitive with prices of other wireless companies for roaming calls;

•	customers may have to use a more expensive dual-band/dual mode handset with diminished standby and talk time capacities;

•	subscribers must end a call in progress and initiate a new call when leaving the Sprint PCS network and entering another wireless network;

•	Sprint customers may not be able to use Sprint’s advanced features, such as voicemail notification, while roaming; and

•	Sprint or the carriers providing the service may not be able to provide us with accurate billing information on a timely basis.

If customers from our territory are not able to roam instantaneously or efficiently onto other wireless networks, we may lose current subscribers and our Sprint PCS services will be less attractive to new subscribers.

Certain provisions of the Sprint agreements may diminish the value of our common stock and restrict the sale of our business.

Under limited circumstances and without further stockholder approval, Sprint may purchase our operating assets at a discount. In addition, Sprint must approve a change of control of the ownership of AirGate and must consent to any assignment of our Sprint agreements. Sprint also has a right of first refusal if we decide to sell our operating assets to a third party. We are also subject to a number of restrictions on the transfer of our business, including a prohibition on the sale of our operating assets to competitors of Sprint. These restrictions and other restrictions contained in the Sprint agreements could adversely affect the value of our common stock, may limit our ability to sell our business, may reduce the value a buyer would be willing to pay for our business, may reduce the “entire business value,” as described in our Sprint agreements, and may limit our ability to obtain new investment or support from any source.

We may have difficulty in obtaining an adequate supply of certain handsets from Sprint, which could adversely affect our results of operations.

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

•	Sprint does not adequately project the need for handsets for itself, its network partners and its other third-party distribution channels, particularly in transition to new technologies, such as “one time radio transmission technology,” or “1XRTT;”

•	Sprint gives preference to other distribution channels, which it does periodically;

•	we do not adequately project our need for handsets;

•	Sprint modifies its handset logistics and delivery plan in a manner that restricts or delays our access to handsets; or

•	there is an adverse development in the relationship between Sprint and its suppliers or vendors.

The occurrence of any of the foregoing could disrupt our subscriber service and/or result in a decrease in subscribers, which could adversely affect our results of operations.

If Sprint does not complete the construction of its nationwide PCS network, we may not be able to attract and retain subscribers.

Sprint currently intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide PCS network through its own construction efforts and those of its network partners. Sprint is still constructing its nationwide network and does not offer PCS services, either on its own network or through its roaming agreements, in every city in the United States. Sprint has entered into management agreements similar to ours with companies in other markets under its nationwide PCS build-out strategy. Our results of operations are dependent on Sprint’s national network and, to a lesser extent, on the networks of Sprint’s other network partners. Sprint’s PCS network may not provide nationwide coverage to the same extent as its competitors, which could adversely affect our ability to attract and retain subscribers.

If other Sprint network partners have financial difficulties, the Sprint PCS network could be disrupted.

Sprint’s national network is a combination of networks. The large metropolitan areas are owned and operated by Sprint, and the areas in between them are owned and operated by Sprint network partners. We believe that most, if not all, of these companies have incurred substantial debt to pay the large cost of building out their networks. Two of these companies have filed petitions seeking reorganization under Chapter 11 of the Bankruptcy Code.

If other network partners experience financial difficulties, Sprint’s PCS network could be disrupted. If Sprint’s agreements with those network partners were like ours, Sprint would have the right to step in and operate the network in the affected territory, subject to the rights of their lenders. In such event, there can be no assurance that Sprint could transition in a timely and seamless manner or that lenders would permit Sprint to do so.

Non-renewal or revocation by the FCC of Sprint’s PCS licenses would significantly harm our business.

PCS licenses are subject to renewal and revocation by the FCC. Sprint licenses in our territories will begin to expire in 2007 but may be renewed for additional ten-year terms. There may be opposition to renewal of Sprint’s PCS licenses upon their expiration, and Sprint’s PCS licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. Any failure by Sprint or us to comply with these standards could cause revocation or forfeiture of Sprint’s PCS licenses for our territories. If Sprint loses any of its licenses in our territory, we would be severely restricted in our ability to conduct business.

If Sprint does not maintain control over its licensed spectrum, the Sprint agreements may be terminated, which would result in our inability to provide service.

The FCC requires that licensees like Sprint maintain control of their licensed spectrum and not delegate control to third-party operators or managers. Although the Sprint agreements with us reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum, we cannot assure you that the FCC will agree. If the FCC were to determine that the Sprint agreements need to be modified to increase the level of licensee control, we have agreed with Sprint to use our best efforts to modify the Sprint agreements to comply with applicable law. If we cannot agree with Sprint to modify the Sprint agreements, they may be terminated. If the Sprint agreements are terminated, we would no longer be a part of the Sprint PCS network and would be severely restricted in our ability to conduct business. Any required modifications could also have a material adverse effect on our business, financial condition and liquidity.

If we lose our right to use the Sprint brand and logo under its trademark and service mark license agreements, we would lose the advantages associated with marketing efforts conducted by Sprint.

The Sprint brand and logo are highly recognizable. If we lose the rights to use this brand and logo or the value of the brand and logo decreases, customers may not recognize our brand readily and we may have to spend significantly more money on advertising to create brand recognition.

Risks Particular to Our Industry

Significant competition in the wireless communications services industry may result in our competitors offering new or better products and services or lower prices, which could prevent us from operating profitably.

Competition in the wireless communications industry is intense. According to information it has filed with the SEC, Sprint believes that the traditional dividing lines between long distance, local, wireless, and Internet services are increasingly becoming blurred. Through mergers and various service integration strategies, major providers, including Sprint, are striving to provide integrated solutions both within and across all geographical markets. We do not currently offer services other than wireless services and may not be able to effectively compete against competitors with integrated solutions. Further, the provision of integrated offerings may increase Sprint’s control over our business.

Competition has caused, and we anticipate that competition will continue to cause, the market prices for two-way wireless products and services to decline in the future. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry. Our dependence on Sprint to develop competitive products and services and the requirement that we obtain Sprint’s consent to sell local pricing plans and non-Sprint approved equipment may limit our ability to keep pace with competitors on the introduction of new products, services and equipment. Many of our competitors are larger than us, possess greater financial and technical resources and may market other services, such as landline telephone service, cable television and Internet access, with their wireless communications services. Some of our competitors also have well-established infrastructures, marketing programs and brand names. In addition, some of our competitors may be able to offer regional coverage in areas not served by the Sprint PCS network or, because of their calling volumes or relationships with other wireless providers, may be able to offer regional roaming rates that are lower than those we offer. Additionally, we expect that existing cellular providers will continue to upgrade their systems to provide digital wireless communication services competitive with Sprint. Our success, therefore, is, to a large extent, dependent on Sprint’s ability to distinguish itself from competitors by marketing and anticipating and responding to various competitive factors affecting the wireless industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors. To the extent that Sprint is not able to keep pace with technological advances or fails to respond timely to changes in competitive factors in the wireless industry, it could cause us to lose market share or experience a decline in revenue.

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

If the demand for wireless data services does not grow, or if we or Sprint fail to capitalize on such demand, it could have an adverse effect on our growth potential.

Sprint and its network partners, including AirGate, have committed significant resources to wireless data services and our business plan assumes increasing uptake in such services. That demand may not materialize. Even if such demand does develop, our ability to deploy and deliver wireless data services relies, in many instances, on new and unproven technology. Existing technology may not perform as expected. We may not be able to obtain new technology to effectively and economically deliver these services.

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

Alternative technologies and current uncertainties in the wireless market may reduce demand for PCS.

The wireless communications industry is experiencing significant technological change, as evidenced by

•	the increasing pace of digital upgrades in existing analog wireless systems,

•	evolving industry standards,

•	ongoing improvements in the capacity and quality of digital technology,

•	shorter development cycles for new products and

•	enhancements and changes in end-user requirements and preferences.

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

We are a consumer business and a recession in the United States involving significantly lowered spending could negatively affect our results of operations.

Our subscriber base is primarily individual consumers and our accounts receivable represent unsecured credit. We believe the economic downturn has had an adverse affect on our operations. In the event that the economic downturn that the United States and our territory have recently experienced becomes more pronounced or lasts longer than currently expected and spending by individual consumers drops significantly, our business may be further negatively affected.

If Sprint’s current suppliers cannot meet their commitments, Sprint would have to use different vendors and this could result in delays, interruptions, or additional expenses associated with the upgrade and expansion of Sprint’s networks and the offering of its products and services.

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

Use of hand-held phones may pose health risks, which could result in the reduced use of wireless services or liability for personal injury claims.

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

Regulation by government or potential litigation relating to the use of wireless phones while driving could adversely affect our results of operations.

Some studies have indicated that some aspects of using wireless phones while driving may impair drivers’ attention in certain circumstances, making accidents more likely. These concerns could lead to litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless phone use, any of which also could have material adverse effects on our results of operations. A number of U.S. states and local governments are considering or have recently enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. Legislation of this sort, if enacted, would require wireless service providers to provide hands-free enhanced services, such as voice activated dialing and hands-free speaker phones and headsets, so that they can keep generating revenue from their subscribers, who make many of their calls while on the road. If we are unable to provide hands-free services and products to subscribers in a timely and adequate fashion, the volume of wireless phone usage would likely decrease, and our ability to generate revenues would suffer.

Unauthorized use of, or interference with, the PCS network of Sprint could disrupt our service and increase our costs.

We may incur costs associated with the unauthorized use of the PCS network of Sprint, including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraudulent use of the PCS network of Sprint may impact interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for fraudulent roaming.

Equipment failure and natural disasters or terrorist acts may adversely affect our operations.

A major equipment failure or a natural disaster or terrorist act that affects our mobile telephone switching offices, microwave links, third-party owned local and long distance networks on which we rely, our cell sites or other equipment or the networks of other providers on which subscribers roam, could have a material adverse effect on our operations. While we have insurance coverage for some of these events, our inability to operate our wireless system even for a limited time period may result in a loss of subscribers or impair our ability to attract new subscribers, which would have a material adverse effect on our business, results of operations and financial condition.

ITEM 2. Properties

As of September 30, 2003, our properties were as follows:

Corporate offices. Our principal executive offices consist of leased office space located in Atlanta, Georgia. AirGate also leases office space in Charleston, Columbia and Greenville, South Carolina and Asheville, North Carolina.

Sprint PCS stores. As of September 30, 2003, AirGate leased space for 33 retail stores in its territory.

Switching Centers. AirGate leases switching centers in Greenville, South Carolina and Columbia, South Carolina.

Cell Sites. AirGate leases space on approximately 800 cell site towers and owns 1 tower. AirGate co-locates on approximately 99% of its cell sites.

We believe our facilities are in good operating condition and are currently suitable and adequate for our business operations.

ITEM 3. Legal Proceedings

In May 2002, putative class action complaints were filed in the United States District Court for the Northern District of Georgia against AirGate PCS, Inc., Thomas M. Dougherty, Barbara L. Blackford, Alan B. Catherall, Credit Suisse First Boston, Lehman Brothers, UBS Warburg LLC, William Blair & Company, Thomas Wiesel Partners LLC and TD Securities. The complaints do not specify an amount or range of damages that the plaintiffs are seeking. The complaints seek class certification and allege that the prospectus used in connection with the secondary offering of Company stock by certain former iPCS shareholders on December 18, 2001 contained materially false and misleading statements and omitted material information necessary to make the statements in the prospectus not false and misleading. The alleged omissions included (i) failure to disclose that in order to complete an effective integration of iPCS, drastic changes would have to be made to the Company’s distribution channels, (ii) failure to disclose that the sales force in the acquired iPCS markets would require extensive restructuring and (iii) failure to disclose that the “churn” or “turnover” rate for subscribers would increase as a result of an increase in the amount of sub-prime credit quality subscribers the Company added from its merger with iPCS. On July 15, 2002, certain plaintiffs and their counsel filed a motion seeking appointment as lead plaintiffs and lead counsel. Subsequently, the court denied this motion without prejudice and two of the plaintiffs and their counsel filed a renewed motion seeking appointment as lead plaintiffs and lead counsel. On September 12, 2003, the court again denied that motion without prejudice and on December 2, 2003, certain plaintiffs’ and their counsel filed a modified renewed motion.

While there is no pending litigation with Sprint, we have a variety of disputes with Sprint which are described under “Item 7. – Related Party Transactions and Transactions Between AirGate and Sprint – Transactions with Sprint.”

We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of business.

While management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our liquidity, financial condition or results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management’s view may change in the future. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on our liquidity, financial condition and results of operation for the period in which the effect becomes reasonably estimable.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

None.

PART II

ITEM 5. Market For Registrant’s Common Equity And Related Stockholder Matters

Shares of our common stock began trading on The Nasdaq National Market on September 28, 1999, under the symbol “PCSA”. Before that date, there was no public market for our common stock. Beginning on April 8, 2003, after being de-listed from The Nasdaq National Market, our common stock began trading on the OTC Bulletin Board under the symbol “PCSA.OB.” On December 11, 2003, the last reported bid price per share of AirGate’s common stock on the OTC Bulletin Board was $1.77. On December 11, 2003, there were 202 holders of record of our common stock.

The following table lists the high and low bid prices for our common stock for the periods indicated, as reported by The Nasdaq National Market and the OTC Bulletin Board.

	Price Range of
	Common Stock
	High	Low
Fiscal Year Ended September 30, 2003:
Fourth Quarter	$3.58	$1.01
Third Quarter	$1.34	$0.11
Second Quarter	$0.95	$0.14
First Quarter	$1.67	$0.35
Fiscal Year Ended September 30, 2002:
Fourth Quarter	$1.88	$0.39
Third Quarter	$17.53	$0.92
Second Quarter	$47.97	$8.52
First Quarter	$60.44	$42.20
Fiscal Year Ended September 30, 2001:
Fourth Quarter	$60.05	$41.75
Third Quarter	$53.50	$30.88
Second Quarter	$49.88	$29.44
First Quarter	$48.00	$21.69

AirGate has never declared or paid any cash dividends on its common stock or any other of its securities. AirGate intends to retain any future earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. In addition, our credit facility and the indenture governing our notes severely limit our ability to declare dividends.

ITEM 6. Selected Financial Data

The selected financial data presented below under the captions “Statement of Operations Data”, “Statement of Cash Flow Data” and “Balance Sheet Data” as of and for each of the years ended September 30, 2003, 2002, 2001 and 2000, and the nine months ended September 30, 1999 are derived from the consolidated financial statements of AirGate PCS, Inc. and subsidiaries, which consolidated financial statements have been audited by KPMG LLP, independent auditors. The consolidated financial statements as of September 30, 2003 and 2002, and for each of the years in the three-year period ended September 30, 2003, and the report thereon, are included elsewhere in this report.

					For the Nine
					Months
	For the Year Ended				Ended
	September 30,				September 30,

	2003(2)	2002(1)	2001	2000	1999

Consolidated Statements of Operations Data:		(In thousands except per share and subscriber data)
Revenues:
Service revenue	$309,377	$327,365	$105,976	$9,746	$—
Roaming revenue	86,672	111,162	55,329	12,338	—
Equipment revenue	13,988	18,030	10,782	2,981	—

Total revenues	410,037	456,557	172,087	25,065	—

Operating expenses:
Cost of services and roaming (exclusive of depreciation and amortization as shown separately below)	243,191	311,303	116,909	27,993	—
Cost of equipment	28,419	43,592	20,218	5,685	—
Selling and marketing	68,186	116,610	71,706	28,539	—
General and administrative	30,228	25,851	17,141	15,338	5,619
Depreciation and amortization	60,662	70,197	30,621	12,034	622
Amortization of intangible assets	6,821	39,332	46	—	—
Loss on disposal of property and equipment	1,969	1,074	—	—	—
Impairment of goodwill(3)	—	460,920	—	—	—
Impairment of property and equipment (3)	—	44,450	—	—	—
Impairment of intangible assets (3)	—	312,043	—	—	—

Total operating expenses	439,476	1,425,372	256,641	89,589	6,241

Operating loss	(29,439)	(968,815)	(84,554)	(64,524)	(6,241)
Interest income	229	590	2,463	9,321	—
Interest expense	(55,547)	(57,153)	(28,899)	(26,120)	(9,358)
Income tax benefit	—	28,761	—	—	—

Net loss	$(84,757)	$(996,617)	$(110,990)	$(81,323)	$(15,599)

Basic and diluted net loss per share of common stock	$(3.27)	$(41.96)	$(8.48)	$(6.60)	$(4.57)
Basic and diluted weighted-average outstanding common shares	25,908,414	23,751,507	13,089,285	12,329,149	3,414,276
Consolidated Other Data:
Number of subscribers at end of period	359,460	554,833	235,025	56,689	—
Consolidated Statements of Cash Flows Data:
Cash provided by (used in) operating activities	$42,548	$(45,242)	$(40,850)	$(41,609)	$(2,473)
Cash used in investing activities	(35,975)	(78,716)	(71,772)	(152,397)	(15,706)
Cash provided by (used in) financing activities	15,030	142,143	68,528	(6,510)	274,783

			As of
			September 30,

	2003(2)	2002(1)	2001	2000	1999

Consolidated Balance Sheet Data (at period end):			(In Thousands)
Cash and cash equivalents	$54,078	$32,475	$14,290	$58,384	$258,900
Total current assets	101,265	129,773	56,446	74,315	261,247
Property and equipment, net	178,070	399,155	209,326	183,581	44,206
Total assets	290,916	574,294	281,010	268,948	317,320
Total current liabilities (4)	88,747	494,173	61,998	37,677	31,507
Long-term debt and capital lease obligations	386,509	354,828	266,326	180,727	165,667
Total liabilities (5)	667,913	867,241	333,734	219,075	189,474
Stockholders’ equity (deficit)	(376,997)	(292,947)	(52,724)	49,873	127,846

(1)	On November 30, 2001, AirGate acquired iPCS, Inc. (together with its subsidiaries “iPCS”). The accounts of iPCS are included as of September 30, 2002 and the results of operations subsequent to November 30, 2001.

(2)	On February 23, 2003, iPCS filed for Chapter 11 bankruptcy protection. Prior to February 23, 2003, the accounts and results of operations of iPCS were consolidated. Subsequent to filing bankruptcy, iPCS is no longer consolidated and is accounted for on the cost basis. On October 17, 2003, AirGate irrevocably transferred all of its shares of iPCS common stock to a trust organized under Delaware law. As of the date of the transfer, the disposition will be accounted for as a discontinued operation and the iPCS investment (approximately $184 million credit balance carrying amount) will be eliminated and recorded as a non-monetary gain from disposition of discontinuing operations.

(3)	As a result of the Company’s fair value assessments, total impairment charges of $817.4 million were recorded for the impairment of goodwill and tangible and intangible assets related to iPCS for the year ended September 30, 2002.

(4)	As a result of an event of default, the iPCS credit facility and iPCS notes have been classified as a current liability as of September 30, 2002.

(5)	As of September 30, 2003 includes the investment in iPCS of $184.1 million accounted for on the cost basis.

ITEM 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) contains forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our liquidity, the wireless industry, our beliefs and management’s assumptions. In addition, other written and oral statements that constitute forward looking statements may be made by us or on our behalf. Such forward looking statements include statements regarding expected financial results and other planned events, including but not limited to, anticipated liquidity, churn rates, ARPU, CPGA and CCPU (all as defined in “Non-GAAP Financial Measures and Key Operating Metrics”), roaming rates, EBITDA (as defined in “Non-GAAP Financial Measures and Key Operating Metrics”), and capital expenditures. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek”, “project,” “target,” “goal,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. These risks and uncertainties include:

•	our ability to consummate the restructuring;

•	the impact of a prepackaged or other plan of reorganization for AirGate;

•	our dependence on the success of Sprint’s wireless business;

•	the competitiveness and impact of Sprint’s pricing plans and PCS products and services;

•	intense competition in the wireless market and the unsettled nature of the wireless market;

•	the potential to experience a continued high rate of subscriber turnover;

•	the ability of Sprint to provide back office billing, subscriber care and other services and the quality and costs of such services or, alternatively, our ability to outsource all or a portion of these services at acceptable costs and the quality of such services;

•	subscriber credit quality;

•	the ability to successfully leverage 3G products and services;

•	inaccuracies in financial information provided by Sprint;

•	new charges and fees, or increased charges and fees, imposed by Sprint;

•	the impact and outcome of disputes with Sprint;

•	our ability to predict future customer growth, as well as other key operating metrics;

•	the impact of spending cuts on network quality, customer retention and customer growth;

•	rates of penetration in the wireless industry;

•	our significant level of indebtedness and debt covenant requirements;

•	the impact and outcome of legal proceedings between other Sprint network partners and Sprint;

•	the potential need for additional sources of capital and liquidity;

•	risks related to our ability to compete with larger, more established businesses;

•	rapid technological and market change;

•	an adequate supply of subscriber equipment;

•	the current economic slowdown; and

•	the volatility of the market price of our common stock.

These forward looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward looking statements. Forward looking statements should, therefore, be considered in light of various factors, including those set forth in this annual report on Form 10-K under the captions “Future Trends That May Affect Operating Results, Liquidity and Capital Resources” included in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included under “Item 1. Business” and elsewhere in this report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report.

Overview

On July 22, 1998, AirGate entered into management and related agreements with Sprint whereby it became the network partner of Sprint with the right to provide 100% digital PCS products and services under the Sprint brand names in AirGate’s territory in the southeastern United States. In January 2000, AirGate began commercial operations with the launch of four markets covering 2.2 million residents in AirGate’s territory. By September 30, 2000, AirGate had launched commercial PCS service in all 21 of its markets. On September 30, 2003, AirGate had 359,460 subscribers and total network coverage of approximately 6.1 million residents or 83% of the 7.4 million residents in its territory.

Under AirGate’s long-term agreements with Sprint, we manage our network on Sprint’s licensed spectrum and have the right to use the Sprint brand names royalty-free during our PCS affiliation with Sprint. We also have access to Sprint’s national marketing support and distribution programs and are generally required to buy network equipment and subscriber handsets from Sprint or vendors approved by Sprint. The agreements generally provide that these purchases are to be made at the same discounted rates offered by vendors to Sprint based on its large volume purchases. Sprint pays AirGate a management fee which generally consists of 92% of collected revenues. We are entitled to 100% of revenues collected from the sale of handsets and accessories and on roaming revenues received when customers of Sprint and Sprint’s other network partners make a wireless call on our PCS network.

On November 30, 2001, AirGate acquired iPCS, a network partner of Sprint with 37 markets in the midwestern states of Michigan, Illinois, Iowa and Nebraska. The acquisition of iPCS increased the total resident population in the Company’s markets from approximately 7.1 million to approximately 14.5 million. On February 23, 2003, iPCS filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Georgia for the purpose of effecting a court-administered reorganization. In connection with the financial restructuring described elsewhere in this report, on October 17, 2003, we transferred our shares of iPCS common stock to a trust organized under Delaware law for the benefit of our stockholders.

CRITICAL ACCOUNTING POLICIES

The Company relies on the use of estimates and makes assumptions that impact its financial condition and results. These estimates and assumptions are based on historical results and trends as well as the Company’s forecasts as to how these might change in the future. The Company’s critical accounting policies that may materially impact the Company’s results of operations include (See Footnote 3 – “Summary of Significant Accounting Policies”):

Accounting for iPCS

The accounts and results of iPCS are consolidated with AirGate and are included in the Company’s consolidated financial statements subsequent to November 30, 2001 and prior to February 23, 2003.

Subsequent to February 23, 2003, the date iPCS filed for bankruptcy, the Company no longer consolidates the accounts and results of iPCS. The Company follows the accounting literature of Statement of Financial Accounting Standards (“SFAS”) No. 94 “Consolidation of All Majority-Owned Subsidiaries” and Accounting Research Bulletin (“ARB”) No. 51 “Consolidated Financial Statements,” when control of a majority-owned subsidiary did not rest with the majority owners (as, for instance, where the subsidiary is in legal reorganization or in bankruptcy), ARB No. 51 precludes consolidation of the majority-owned subsidiary.

The Company records the accounts of iPCS using the cost method of accounting subsequent to February 23, 2003. After iPCS filed for bankruptcy, the Company does not have the ability to exercise significant influence over the operations of iPCS. The carrying value of the iPCS investment is reported in long term liabilities on the balance sheet.

On October 17, 2003, AirGate irrevocably transferred all of its shares of iPCS common stock to a trust for the benefit of AirGate shareholders. As of the date of the transfer to the trust, the iPCS investment (approximately $184 million credit balance carrying amount) will be eliminated and recorded as a non-monetary gain from disposition of discontinuing operations.

Allowance for Doubtful Accounts

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection and write-off experience, current trends, credit policies (including the NDASL and Clear Pay programs), accounts receivable by aging category and current trends in the credit quality of its subscriber base. In determining these estimates, the Company compares historical write-offs in relation to the estimated period in which the subscriber was originally billed. The Company also looks at the average length of time that elapses between the original billing date and the date of write-off in determining the adequacy of the allowance for doubtful accounts by aging category. From this information, the Company provides specific amounts to the aging categories. The Company provides an allowance for substantially all receivables over 90 days old.

Using historical information the Company provides a reduction in revenues for certain billing adjustments, late payment fees and early cancellation fees that it anticipates will not be collectible. The reserve for billing adjustments, late payment fees and early cancellation fees are included in the allowance for doubtful accounts balance. If the allowance for doubtful accounts is not adequate, it could have a material adverse affect on the Company’s liquidity, financial position and results of operations.

First Payment Default Subscribers

Prior to March 2003, the Company estimated the percentage of new subscribers that would never pay a bill and reserved for the related percentage of monthly revenue through a reduction in revenues. In 2002, the Company reinstated the deposit requirement for sub-prime credit customers, and increased the deposit amount in February 2003. The Company believes that the re-imposition of and increase in deposit requirements and the continuation of spending limits for sub-prime credit customers are sufficient to mitigate the collection risk. Additionally, the Company has experienced improvements in the credit quality of its subscriber base. Accordingly, in March 2003 the Company ceased recording this reserve. At September 30, 2002, there was approximately $1.3 million reserved for 7,126 first payment default subscribers.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. Effective July 1, 2003 the Company adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. The consensus guidance is applicable to agreements entered into for quarters beginning after June 15, 2003. The adoption of 00-21 has required evaluation of each arrangement entered into by the Company for each sales channel. The Company will continue to monitor arrangements with its sales channels to determine if any changes in revenue recognition would need to be made in the future. The adoption of EITF 00-21 has resulted in substantially all of the activation fee revenue generated from Company-owned retail stores and associated costs being recognized at the time the related wireless handset is sold and it is classified as equipment revenue and cost of equipment, respectively. Upon adoption of EITF 00-21, previously deferred revenues and costs will continue to be amortized over the remaining estimated life of a subscriber, not to exceed 30 months. Revenue and costs for activations at other retail locations will continue to be deferred and amortized over their estimated lives. The adoption of EITF 00-21 had the effect of increasing equipment revenue by $0.4 million and increasing costs of equipment by $0.3 million, which otherwise would have been deferred and amortized.

Impairment of Long-Lived and Intangible Assets

The Company accounts for long-lived assets and goodwill in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset. SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets. The Company no longer has any assets recorded subject to SFAS 142 impairment testing. As of September 30, 2002, the Company recorded substantial write-offs of long lived assets and goodwill relating to its iPCS subsidiary (see Notes 2 and 11).

NEW ACCOUNTING PRONOUNCEMENTS

See note 3 to the consolidated financial statements for the years ended September 30, 2003, 2002 and 2001 for a description of new accounting pronouncements and their impact on the Company.

Results of Operations

On November 30, 2001, AirGate acquired iPCS, Inc. (together with its subsidiaries, “iPCS”). Subsequent to November 30, 2001, the results of operations and accounts of iPCS were consolidated with the Company in accordance with generally accepted accounting principles. On February 23, 2003, iPCS filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Georgia for the purpose of effecting a court-administered reorganization. Subsequent to February 23, 2003, the Company no longer consolidated the accounts and results of operations of iPCS and the accounts of iPCS were recorded as an investment using the cost method of accounting. On October 17, 2003, AirGate irrevocably transferred all of its shares of iPCS common stock to a trust organized under Delaware law. As of the date of the transfer, iPCS will be accounted for as a discontinued operation and the iPCS investment (approximately $184 million credit balance carrying amount) will be eliminated and recorded as a non-monetary gain from disposition of discontinuing operations.

The comparability of the Company’s results for the year ended September 30, 2003 to the same period for 2002 are effected by the exclusion of the results of iPCS for the periods prior to November 30, 2001 and after February 23, 2003. As a result and in addition to the other factors described below for AirGate, the exclusion of iPCS results after February 23, 2003 has the effect of lowering revenues and expenses in the year ended September 30, 2003 compared to the same period in 2002, which is partially offset by the exclusion of results for iPCS prior to November 30, 2001. The Company has pushed down to iPCS the effects of purchase accounting related to the iPCS acquisition.

For the year ended September 30, 2003 compared to the year ended September 30, 2002:

Revenues

				Year Ended September 30,

				(in thousands)
		2003				2002

	AirGate	iPCS	Elimination	Combined	AirGate	iPCS	Elimination	Combined

Service revenue	$251,481	$57,896	$—	$309,377	$226,504	$100,861	$—	$327,365
Roaming revenue	68,222	18,893	(443)	86,672	74,013	37,923	(774)	111,162
Equipment revenue	11,645	2,575	(232)	13,988	13,027	5,296	(293)	18,030

Total	$331,348	$79,364	$(675)	$410,037	$313,544	$144,080	$(1,067)	$456,557

We derive our revenue from the following sources:

Service. We sell wireless personal communications services. The various types of service revenue associated with wireless communications services include monthly recurring access and feature charges and monthly non-recurring charges for local, wireless long distance and roaming airtime usage in excess of the subscribed usage plan.

Roaming. The Company receives roaming revenue at a per-minute rate from Sprint and other Sprint PCS network partners when Sprint’s or its network partner’s PCS subscribers from outside of the Company’s territory use the Company’s network. The Company pays the same reciprocal roaming rate when subscribers from our territory use the network of Sprint or its other PCS network partners. The Company also receives non-Sprint roaming revenue when subscribers of other wireless service providers who have roaming agreements with Sprint roam on the Company’s network.

Equipment. We sell wireless personal communications handsets and accessories that are used by our subscribers in connection with our wireless services. Equipment revenue is derived from the sale of handsets and accessories from Company owned stores, net of sales incentives, rebates and an allowance for returns. The Company’s handset return policy allows subscribers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to the Company, the Company may be able to reissue the handsets to subscribers at little additional cost.

Service Revenue. Service revenue was $309.4 million for the year ended September 30, 2003, compared to $327.4 million for the year ended September 30, 2002, a decrease of $18.0 million. For AirGate, service revenue was $251.5 million for the year ended September 30, 2003 compared to $226.5 million for the year ended September 30, 2002, an increase of $25.0 million. The increase in service revenue attributable to AirGate reflects the higher average number of subscribers using the Company’s network, partially offset by lower minute over plan overage charges. The decrease in Company service revenue is primarily attributable to the shorter period of iPCS results of operation included in the year ended September 30, 2003 compared to the year ended September 30, 2002.

Roaming Revenue. The Company recorded roaming revenue of $86.7 million for the year ended September 30, 2003, compared to $111.2 million for the year ended September 30, 2002, a decrease of $24.5 million. For AirGate, roaming revenue was $68.2 million for the year ended September 30, 2003, compared to $74.0 million for the year ended September 30, 2002. For the year ended September 30, 2003, approximately 94% of AirGate roaming revenue was from Sprint PCS and Sprint PCS network partners, compared to 94% for the year ended September 30, 2002.

While the roaming minutes of use increased for the year ended September 30, 2003 over the prior year, the increase was more than offset by decreases in the price per minute, which is primarily attributable to the declines in the reciprocal roaming rate among Sprint and its PCS network partners, including the Company. Sprint has unilaterally decreased this rate over time, from $0.20 per minute of use prior to June 1, 2001, to $0.10 per minute of use through calendar year 2002 to $0.058 per minute of use in 2003. See “Sprint Relationship and Agreements –The Management Agreements—Service pricing, roaming and fees.”

Equipment Revenue. The Company recorded equipment revenue of $14.0 million for the year ended September 30, 2003, compared to $18.0 million for the year ended September 30, 2002, a decrease of $4.0 million. For AirGate, equipment revenue was $11.6 million for the year ended September 30, 2003, compared to $13.0 million for the year ended September 30, 2002. The reduction in AirGate equipment revenue is primarily attributable to the reduced AirGate subscriber gross additions during the year ended September 30, 2003 compared to the year ended September 30, 2002. For the Company, equipment revenue also decreased as a result of the shorter period of iPCS results of operations included for the year ended September 30, 2003 compared to the year ended September 30, 2002.

Cost of Service and Roaming

				Year Ended September 30,

				(in thousands)
		2003				2002

	AirGate	iPCS	Elimination	Combined	AirGate	iPCS	Elimination	Combined

Roaming expense	$53,708	$13,674	$(443)	$66,939	$57,689	$28,617	$(774)	$85,532
Network operating costs	43,750	16,170	—	59,920	48,328	37,672	—	86,000
Bad debt expense	5,218	1,694	—	6,912	21,343	5,590	—	26,933
Wireless handset upgrades	6,046	1,788	—	7,834	3,136	1,712	—	4,848
Other cost of service	78,643	22,943	—	101,586	73,657	34,333	—	107,990

Total cost of service and roaming	$187,365	$56,269	$(443)	$243,191	$204,153	$107,924	$(774)	$311,303

Cost of service and roaming principally consists of costs to support the Company’s subscriber base including:

•	Roaming expense,

•	Network operating costs (including salaries, cell site lease payments, fees related to the connection of the Company’s switches to the cell sites that they support, inter-connect fees and other expenses related to network operations),

•	Bad debt related to estimated uncollectible accounts receivable,

•	Wireless handset subsidies on existing subscriber upgrades through national third-party retailers, and

•	Other cost of service includes:

•	Back office services provided by Sprint such as customer care, billing and activation,

•	The 8% of collected service revenue representing the Sprint affiliation fee, and

•	Long distance expense relating to inbound roaming revenue and the Company’s own subscriber’s long distance usage and roaming expense when subscribers from the Company’s territory place calls on Sprint’s network.

Cost of service and roaming was $243.2 million for the year ended September 30, 2003, compared to $311.3 million for the year ended September 30, 2002, a decrease of $68.1 million. For AirGate, the cost of service and roaming was $187.4 million for the year ended September 30, 2003, compared to $204.2 million for the year ended September 30, 2002. The decrease in the cost of service and roaming for AirGate is attributable to reduced roaming and bad debt expenses. For the Company, the decrease in cost of service and roaming is also attributable to the shorter period of iPCS results of operations included for the year ended September 30, 2003 compared to the year ended September 30, 2002.

Roaming expense was $66.9 million for the year ended September 30, 2003, compared to $85.5 million for the year ended September 30, 2002, a decrease of $18.6 million. For AirGate, roaming expense was $53.7 million for the year ended September 30, 2003, compared to $57.7 million for the year ended September 30, 2002. The decline in roaming expense is attributable to the decrease in the reciprocal roaming rate paid to Sprint and its network partners, partially offset by increased roaming minutes of use by our subscribers. The increase in roaming minutes of use is due both to the growth in the subscriber base as well as the general increase in usage per subscriber year over year. For the Company, the decrease in roaming expense is also attributable to the shorter period of iPCS results of operation included for the year ended September 30, 2003, compared to the year ended September 30, 2002.

For the year ended September 30, 2003 approximately 95% of the AirGate roaming expense was paid to Sprint PCS and Sprint PCS network partners, compared to 91% for the year ended September 30, 2002.

For the year ended September 30, 2003, network operating costs were $59.9 million compared to $86.0 million at September 30, 2002, a decrease of $26.1 million. For AirGate, network operating costs were $43.8 million for the year ended September 30, 2003, compared to $48.3 million for the year ended September 30, 2002. The decrease resulted from more favorable network connectivity-related costs despite the growing AirGate subscriber base and increased subscriber usage. The decrease for the Company was also attributable to the shorter period of iPCS results of operations included for the year ended September 30, 2003, compared to the year ended September 30, 2002. At September 30, 2003, AirGate’s 359,460 subscribers were supported by a network of approximately 800 active cell sites, 4 switches and 64 network operations employees, compared to September 30, 2002, when the Company’s network, including the iPCS territory, consisted of approximately 1,433 active cell sites (800 for AirGate and 633 for iPCS) and 7 switches (4 for AirGate and 3 for iPCS) and 144 employees (89 for AirGate and 55 for iPCS).

Bad debt expense included in the cost of service and roaming was $6.9 million for the year ended September 30, 2003, compared to $26.9 million for the year ended September 30, 2002, a decrease of $20.0 million. For AirGate, bad debt expense was $5.2 million for the year ended September 30, 2003, compared to $21.3 million for the year ended September 30, 2002. The AirGate decrease in bad debt expense is attributable to the decrease in payment defaults resulting from the re-imposition and increase of deposit requirements for sub-prime credit customers and the improved credit quality of our customer base during the 2003 fiscal year. The decrease for the Company was also attributable to the shorter period of iPCS results of operations included for the year ended September 30, 2003, compared to the year ended September 30, 2002.

Sprint has a program in which subscribers with lower quality credit or limited credit history may nonetheless sign up for services subject to certain account spending limits, if the subscriber makes a deposit ranging from $125 to $250. In May 2001, Sprint introduced the NDASL Program, in which the deposit requirement was waived except in very limited circumstances. The NDASL program was replaced in late 2001 with the Clear Pay program. The Clear Pay program re-instituted the deposit for only the lowest credit quality subscribers. The NDASL and Clear Pay programs and their associated lack of general deposit requirements increased the number of the Company’s sub-prime credit subscribers. In February 2002, Sprint allowed its network partners to re-institute deposits in a program called the Clear Pay II program. The Clear Pay II programs and its deposit requirements are currently in effect for all of AirGate’s markets. In early February 2003, AirGate increased the deposit threshold to $250 for most sub-prime customers.

The Company incurred approximately $7.8 million for wireless handset upgrade costs through national third party retailers, business and Sprint sales channels for the year ended September 30, 2003 compared to $4.8 million for the year ended September 30, 2002. For AirGate, these costs were $6.0 million for the year ended September 30, 2003, compared to $3.1 million for the year ended September 30, 2002. The AirGate increase is attributable to the larger number of subscribers upgrading handsets in these channels. For the Company, the increase is partially offset by the shorter period of iPCS results of operations included for the year ended September 30, 2003, compared to the year ended September 30, 2002.

Other Cost of Service Expenses

The Company incurred $101.6 million for the year ended September 30, 2003 for other cost of service expenses including long distance expenses, Sprint affiliation fees and Sprint service fees to support its customer base, compared to $108.0 million for the year ended September 30, 2002, a decrease of $6.4 million. For AirGate, these costs increased to $78.6 million for the year ended September 30, 2003, compared to $73.7 million for the year ended September 30, 2002. The increase primarily reflects growth in the subscriber base from 339,139 as of September 30, 2002 to 359,460 as of September 30, 2003. For the Company, the decrease was primarily attributable to the shorter period of iPCS results of operations included for the year ended September 30, 2003, compared to the year ended September 30, 2002.

Cost of Equipment; Other Operating Expenses and Interest

				Year Ended September 30,

				(in thousands)
		2003				2002

	AirGate	iPCS	Elimination	Combined	AirGate	iPCS	Elimination	Combined

Cost of equipment	$21,522	$7,129	(232)	$28,419	$27,778	$16,107	(293)	$43,592
Selling and marketing	51,769	16,417	—	68,186	79,099	37,511	—	116,610
General and administrative	23,347	6,881	—	30,228	18,143	7,708	—	25,851
Depreciation and amortization	46,494	14,168	—	60,662	40,678	29,519	—	70,197
Amortization of intangible assets	—	6,821	—	6,821	86	39,246	—	39,332
Loss on disposal of property and equipment	518	1,451	—	1,969	1,074	—	—	1,074
Impairment of goodwill	—	—	—	—	—	460,920	—	460,920
Impairment of property and equipment	—	—	—	—	—	44,450	—	44,450
Impairment of intangible assets	—	—	—	—	—	312,043	—	312,043
Interest Income	(187)	(42)	—	(229)	(161)	(429)	—	(590)
Interest Expense	42,706	12,841	—	55,547	35,474	21,679	—	57,153

Cost of Equipment

We purchase handsets and accessories to resell to our subscribers for use in connection with our services. Because we subsidize the sale of handsets to remain competitive in the marketplace, the cost of handsets is higher than the resale price to the subscriber. Cost of equipment was $28.4 million for the year ended September 30, 2003, and $43.6 million for year ended September 30, 2002, a decrease of $15.2 million. For AirGate, cost of equipment was $21.5 million for the year ended September 30, 2003, compared to $27.8 million for the year ended September 30, 2002. This decrease is attributable to the reduction in the number of subscribers added during the period. The decrease for the Company was also attributable to the shorter period of iPCS results of operations included for the year ended September 30, 2003, compared to the year ended September 30, 2002.

Selling and Marketing

Selling and marketing expense includes retail store costs such as salaries and rent, promotion, advertising and commission costs, and handset subsidies on units sold by national third-party retailers, the Company’s business sales channel and Sprint sales channels for which the Company does not record revenue. Under our agreements with Sprint, when a national retailer or other Sprint distribution channel sells a handset purchased from Sprint to a subscriber from the Company’s territory, the Company is obligated to reimburse Sprint for the handset subsidy and related costs that Sprint originally incurred. The Company incurred selling and marketing expense of $68.2 million for the year ended September 30, 2003, compared to $116.6 million for the year ended September 30, 2002, a decrease of $48.4 million. For AirGate, selling and marketing expense was $51.8 million for the year ended September 30, 2003, compared to $79.1 million for the year ended September 30, 2002. The decrease reflects reduced gross subscriber additions, 55 staff reductions, 9 store closings, and reduced advertising and promotion expenses, partially offset by severance and similar costs. The decrease for the Company was also attributable to the shorter period of iPCS results of operations included for the year ended September 30, 2003, compared to the year ended September 30, 2002.

At September 30, 2003, there were approximately 343 AirGate employees performing sales and marketing functions, compared to 710 sales and marketing employees as of September 30, 2002 (480 for AirGate and 230 for iPCS). The decrease in employees reflects the deconsolidation of iPCS and AirGate staff reductions.

General and Administrative

For the year ended September 30, 2003, the Company incurred general and administrative expense of $30.2 million, compared to $25.9 million for the year ended September 30, 2002, an increase of $4.3 million. For AirGate, general and administrative expense was $23.3 million for the year ended September 30, 2003, compared to $18.1 million for the year ended September 30, 2002. This increase reflects increased spending for costs associated with the proposed recapitalization plan of $3.0 million, outside consultants providing services to AirGate to help identify cost saving opportunities, costs associated with migrating the accounting function to Atlanta, Georgia from Geneseo, Illinois, and the reduction in iPCS payments for these expenses.

Depreciation and Amortization

We capitalize network development costs incurred to ready our network for use and costs to build-out our retail stores and office space. Depreciation of these costs begins when the equipment is ready for its intended use and is amortized over the estimated useful life of the asset. For the year ended September 30, 2003, depreciation decreased to $60.7 million, compared to $70.2 million for the year ended September 30, 2002, a reduction of $9.5 million. For AirGate, depreciation expense was $46.5 million for the year ended September 30, 2003, compared to $40.7 million for the year ended September 30, 2002. This increase for AirGate is primarily attributable to capital additions at the end of fiscal year 2002 that were depreciated for a full year in fiscal year 2003. For the Company, the decrease is also attributable to the deconsolidation of iPCS at February 23, 2003, and the resulting shorter period of iPCS results of operations included for the year ended September 30, 2003, compared to the year ended September 30, 2002.

The Company incurred capital expenditures of $25.9 million for the year ended September 30, 2003, which included approximately $0.4 million of capitalized interest, compared to capital expenditures of $97.1 million and capitalized interest of $7.1 million for the year ended September 30, 2002. AirGate incurred capital expenditures of $16.0 million for the year ended September 30, 2003, compared to $41.4 million for the year ended September 30, 2002.

Amortization of Intangible Assets

Amortization of intangible assets primarily relates to the amounts recorded from the iPCS acquisition for the acquired subscriber base, non-competition agreements, and the right to provide service under iPCS’ Sprint agreements. Amortization for the year ended September 30, 2003, was approximately $6.8 million, compared to $39.3 million for the year ended September 30, 2002.

Loss on Disposal of Property and Equipment

For the year ended September 30, 2003, the Company recognized a loss of $2.0 million, compared to $1.1 million for the year ended September 30, 2002 on the disposal of property and equipment. The loss for the year ended September 30, 2003 was the result of store closures at AirGate and iPCS. The loss for the year ended September 30, 2002 related to the abandonment of eleven cell sites in AirGate’s territory.

Goodwill Impairment

The Company recorded goodwill impairments of approximately $460.9 million for the year ended September 30, 2002, reflecting the Company’s assessments that the fair value of the reporting unit iPCS was less than the carrying amount and was deemed impaired.

Impairment of Property and Equipment

For the year ended September 30, 2002, the Company recorded an asset impairment of $44.5 million associated with the fixed assets (principally wireless networking infrastructure) of iPCS. This impairment arose from significant adverse changes to the business plan for iPCS as well as a generally weak secondary market for telecommunications equipment.

Impairment of Intangible Assets

For the year ended September 30, 2002, the Company recorded an impairment of intangible assets of $312.0 million for the assets related to iPCS’ right to provide services under the Sprint agreements and the acquired iPCS subscriber base. The right to provide service under iPCS’ Sprint agreements and the acquired iPCS subscriber base recorded by the Company resulted from the purchase price allocation related to the acquisition of iPCS. This impairment arose from significant adverse changes to the business plan for iPCS. Accordingly, the Company reduced the carrying value of the right to provide services under the Sprint agreements and the acquired iPCS subscriber base to its fair value at September 30, 2002.

Interest Income

For the year ended September 30, 2003, interest income for the Company was $0.2 million, compared to $0.6 million for the year ended September 30, 2002. The decrease reflects the Company’s lower average cash and cash equivalent balances and lower average interest rates on deposits for the year ended September 30, 2003, when compared to the year ended September 30, 2002.

Interest Expense

For the year ended September 30, 2003, interest expense was $55.5 million, compared to $57.2 million for the year ended September 30, 2002, a decrease of $1.7 million. For AirGate, interest expense was $42.7 million for the year ended September 30, 2003, compared to $35.5 million for the year ended September 30, 2002. For AirGate, the increase is attributable to increased borrowings under the AirGate credit facility, which was partially offset by lower interest rates, and an increase in the accreted value of the AirGate notes. For the Company, the decrease in interest expense is attributable to the shorter period of iPCS results of operations included for the year ended September 30, 2003, compared to the year ended September 30, 2002.

The Company had borrowings of $404.3 million as of September 30, 2003, compared to $709.8 million at September 30, 2002, which reflects the deconsolidation of iPCS. AirGate had borrowings, including accreted value, of $404.3 million as of September 30, 2003, compared to $356.3 million at September 30, 2002.

Income Tax Benefit

Income tax benefit of $28.8 million was recognized for the year ended September 30, 2002 related to the reversal of valuation allowances upon the acquisition of iPCS. Income tax benefits will be recognized in the future only to the extent management believes recoverability of deferred tax assets is more likely than not.

Net Loss

For the year ended September 30, 2003, the net loss was $84.8 million, a decrease of $911.8 million, compared to a net loss of $996.6 million for the year ended September 30, 2002. The decrease in net loss was attributable primarily to asset impairments during 2002 and year-over-year improvements in operations of AirGate for fiscal year 2003. During the year ended September 30, 2002, the Company recorded goodwill impairments of $460.9 million, property and equipment impairments of $44.5 million, and intangible assets impairment of $312.0 million, each of which was related to the Company’s investment in iPCS. For AirGate, the net loss was $42.2 million for the year ended September 30, 2003, compared to a net loss of $92.8 million for the year ended September 30, 2002. During the year ended September 30, 2003, the net loss for AirGate was positively affected by $25.0 million in higher service revenues, a $27.3 million reduction in sales and marketing expenses, primarily in advertising, a $16.1 million improvement in bad debt expense and $8.6 million in special settlements from Sprint, offset by an increase in depreciation and amortization expense of $5.8 million and an increase in interest expense of $7.2 million.

Non-GAAP Financial Measures and Key Operating Metrics

We use certain operating and financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America, or GAAP. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented.

Terms such as subscriber net additions, average revenue per user (“ARPU”), churn, cost per gross addition (“CPGA”) and cash cost per user (“CCPU”) are important operating metrics used in the wireless telecommunications industry. These metrics are important to compare us to other wireless service providers. ARPU, CCPU and CPGA also assist management in budgeting and CPGA also assists management in quantifying the incremental costs to acquire a new subscriber. Except for churn and net subscriber additions, we have included a reconciliation of these metrics to the most directly comparable GAAP financial measure. Churn and subscriber net additions are operating statistics with no comparable GAAP financial measure. ARPU, CPGA and CCPU are supplements to GAAP financial information and should not be considered an alternative to, or more meaningful than, revenues, expenses or net loss as determined in accordance with GAAP. In calculating CCPU, we exclude depreciation and amortization and selling and marketing expenses. CCPU is intended to provide an estimate of the ongoing cash costs of maintaining our existing subscribers. By excluding depreciation and amortization, the non-cash costs of assets needed to support our subscribers is not apparent. Further, by excluding selling and marketing expenses, all expenses to continue operating our business are not apparent to investors.

Earnings before interest, taxes, depreciation and amortization, or “EBITDA,” is a performance metric we use and which is used by other companies. Management believes that EBITDA is a useful adjunct to net loss and other measurements under GAAP because it is a meaningful measure of a company’s performance, as interest, taxes, depreciation and amortization can vary significantly between companies due in part to differences in accounting policies, tax strategies, levels of indebtedness, capital purchasing practices and interest rates. EBITDA also assists management in evaluating operating performance and is sometimes used to evaluate performance for executive compensation. We have included below a presentation of the GAAP financial measure most directly comparable to EBITDA, which is net loss, as well as a reconciliation of EBITDA to net loss. We have also provided a reconciliation to net cash provided by (used in) operating activities as supplemental information. EBITDA is a supplement to GAAP financial information and should not be considered an alternative to, or more meaningful than, net loss, cash flow or operating loss as determined in accordance with GAAP. EBITDA has distinct limitations as compared to GAAP information such as net loss, cash flow or operating loss. By excluding interest and tax payments for example, it may not be apparent that both represent a reduction in cash available to the Company. Likewise, depreciation and amortization, while non-cash items, represent generally the devaluation of assets that produce revenue for the Company.

EBITDA, ARPU, churn, CPGA and CCPU as used by the Company may not be comparable to a similarly titled measure of another company.

The following terms used in this report have the following meanings:

•	“EBITDA” means earnings before interest, taxes, depreciation and amortization.

•	“ARPU” summarizes the average monthly service revenue per user, excluding roaming revenue. The Company excludes roaming revenue from its ARPU calculation because this revenue is generated from customers of Sprint and other carriers that use our network and not directly from our subscribers. ARPU is computed by dividing service revenue for the period by the average subscribers for the period.

•	“Churn” is the average monthly rate of subscriber turnover that both voluntarily and involuntarily discontinued service during the period, expressed as a percentage of the average subscribers. Churn is computed by dividing the number of subscribers that discontinued service during the period, net of 30-day returns, by the average subscribers for the period.

•	“CPGA” summarizes the average cost to acquire new subscribers during the period. CPGA is computed by adding the income statement components of selling and marketing (including commissions), cost of equipment and activation costs (which are included as a component of cost of service) and reducing that amount by the equipment revenue recorded. That net amount is then divided by the total new subscribers acquired during the period.

•	“CCPU” is a measure of the average monthly cash costs to operate the business on a per user basis consisting of subscriber support, network operations, service delivery, roaming expense, bad debt expense, wireless handset upgrade subsidies (but not commissions) and other general and administrative costs, divided by average subscribers for the period.

The tables which follow present and reconcile non-GAAP financial measures and key operating metrics for the Company for the years ended September 30, 2003 and 2002. For the year ended September 30, 2003 and 2002, these metrics are shown separately for each of AirGate, iPCS and the combined Company.

The table below sets forth key operating metrics for the Company for the years ended September 30, 2003 and 2002.

			Year Ended September 30,

	2003			2002

	AirGate	iPCS	Combined	AirGate	iPCS	Combined

Gross subscriber additions	172,007	59,403	231,410	247,221	127,028	374,249
Net subscriber additions	20,321	14,199	34,520	104,116	66,072	170,188
Total subscribers	359,460	—	359,460	339,139	215,694	554,833
ARPU	$60	$53	$59	$61	$54	$59
Churn	3.2%	4.0%	3.5%	3.5%	3.0%	3.4%
CPGA	$364	$356	$362	$387	$388	$387
CCPU	$50	$58	$52	$59	$62	$60
Capital expenditures (in thousands)	$16,023	$9,921	$25,944	$41,338	$55,722	$97,060
EBITDA (in thousands)	$46,827	($8,783)	$38,044	($16,703)	($842,583)	($859,286)

The reconciliation of EBITDA to our reported net loss, as determined in accordance with GAAP, is as follows (dollar amounts in thousands):

			Year Ended September 30,

	2003			2002

	AirGate	iPCS	Combined	AirGate	iPCS	Combined

Net Loss	$(42,186)	$(42,571)	$(84,757)	$(92,780)	$(903,837)	$(996,617)
Depreciation and amortization	46,494	20,989	67,483	40,764	68,765	109,529
Interest income	(187)	(42)	(229)	(161)	(429)	(590)
Interest expense	42,706	12,841	55,547	35,474	21,679	57,153
Income taxes	—	—	—	—	(28,761)	(28,761)

EBITDA	$46,827	$(8,783)	$38,044	$(16,703)	$(842,583)	$(859,286)

The reconciliation of EBITDA to net cash provided by (used in) operating activities, as determined in accordance with GAAP, is as follows (dollar amounts in thousands):

			Year Ended September 30,

	2003			2002

	AirGate	iPCS	Combined	AirGate	iPCS	Combined

Net cash provided by (used in) operating activities	$50,182	$(7,634)	$42,548	$(24,460)	$(20,782)	$(45,242)
Change in operating assets and liabilities	(6,061)	1,267	(4,794)	24,446	3,017	27,463
Interest expense	42,706	12,841	55,547	35,474	21,679	57,153
Accretion of interest	(32,698)	(11,589)	(44,287)	(27,605)	(23,065)	(50,670)
Interest and other income	(187)	(42)	(229)	(161)	(429)	(590)
Goodwill and asset impairments	—	—	—	—	(817,413)	(817,413)
Provision for doubtful accounts	(5,218)	(1,694)	(6,912)	(21,343)	(5,590)	(26,933)
Other	(1,897)	(1,932)	(3,829)	(3,054)	—	(3,054)

EBITDA	$46,827	$(8,783)	$38,044	$(16,703)	$(842,583)	$(859,286)

The reconciliation of ARPU to service revenue, as determined in accordance with GAAP, is as follows (dollar amounts in thousands, except per unit data):

			Year Ended September 30,

	2003			2002

	AirGate	iPCS*	Combined	AirGate	iPCS*	Combined*

Average Revenue per User (ARPU):
Service revenue	$251,481	$57,896	$309,377	$226,504	$100,861	$327,365
Average subscribers	349,300	222,794	438,418	310,013	183,407	462,852
ARPU	$60	$53	$59	$61	$54	$59

*	For 2003, iPCS amounts represent the period between October 1, 2002 and February 23, 2003 (146 days). For 2003, average subscribers for combined entity is a weighted average. For 2002, iPCS amounts represent the period between December 1, 2001 and September 30, 2002 (304 days). For 2002, the average subscribers for combined entity is a weighted average.

     The reconciliation of CCPU to cost of service expense, as determined in accordance with GAAP, is calculated as follows (dollar amounts in thousands, except per unit data):

				YEAR ENDED SEPTEMBER 30,

	2003				2002

	AirGate	iPCS*	Elimination	Combined*	AirGate	iPCS*	Elimination	Combined*

Cash Cost per User (CCPU):
Cost of service and roaming expense	$187,365	$56,269	$(443)	$243,191	$204,153	$107,924	$(774)	$311,303
Less: Activation expense	(996)	(194)	—	(1,190)	(1,830)	(907)	—	(2,737)
Plus: General and administrative expense	23,347	6,881	—	30,228	18,143	7,708	—	25,851

Total cash costs	$209,716	$62,956	$(443)	$272,229	$220,466	$114,725	$(774)	$334,417

Average subscribers	349,300	222,794	—	438,418	310,013	183,407	—	462,852
CCPU	$50	$58	$—	$52	$59	$62	$—	$60

*	For 2003, iPCS amounts represent the period between October 1, 2002 and February 23, 2003 (146 days). For 2003, average subscribers for combined entity is a weighted average. For 2002, iPCS amounts represent the period between December 1, 2001 and September 30, 2002 (304 days). For 2002, the average subscribers for combined entity is a weighted average.

The reconciliation of CPGA to selling and marketing expense, as determined in accordance with GAAP, is calculated as follows (dollar amounts in thousands, except per unit data):

				YEAR ENDED SEPTEMBER 30,

	2003				2002

	AirGate	iPCS*	Elimination	Combined*	AirGate	iPCS*	Elimination	Combined*

Cost per Gross Add (CPGA):
Selling and marketing expense	$51,769	$16,417	$—	$68,186	$79,099	$37,511	$—	$116,610
Plus: Activation expense	996	194	—	1,190	1,830	907	—	2,737
Plus: Cost of equipment	21,521	7,130	(232)	28,419	27,778	16,107	(293)	43,592
Less: Equipment revenue	(11,645)	(2,575)	232	(13,988)	(13,027)	(5,296)	293	(18,030)

Total acquisition costs	$62,641	$21,166	$—	$83,807	$95,680	$49,229	$—	$144,909

Gross additions	172,007	59,403	—	231,410	247,221	127,028	—	374,249
CPGA	$364	$356	$—	$362	$387	$388	$—	$387

*	For 2003, iPCS amounts represent the period between October 1, 2002 and February 23, 2003 (146 days). For 2002, iPCS amounts represent the period between December 1, 2001 and September 30, 2002 (304 days).

Total Subscribers

As of September 30, 2003, the Company provided personal communication services to 359,460 subscribers compared to 554,833 subscribers as of September 30, 2002. For AirGate, total subscribers were 359,460 at September 30, 2003, compared to 339,139 at September 30, 2002.

Subscriber Gross Additions

Subscriber gross additions for the years ended September 30, 2003 and 2002 were 231,410 and 374,249, respectively. For AirGate, subscriber gross additions were 172,007 for the year ended September 30, 2003, compared to 247,221 for the year ended September 30, 2002. For AirGate, the decrease in subscriber gross additions is attributable to an increase in the deposit amounts required for sub-prime credit customers, the loss of distribution from closing retail stores, Sprint’s loss of certain national third-party distribution channels, staff reductions and sales compensation plan changes. For the Company, the decrease is also attributable to the shorter period of iPCS results of operations included in the year ended September 30, 2003, compared to the year ended September 30, 2002.

Churn

Churn for the year ended September 30, 2003 was 3.5%, compared to 3.4% for the year ended September 30, 2002. For AirGate, churn was 3.2% for the year ended September 30, 2003, compared to 3.5% for the year ended September 30, 2002. The decrease in churn for AirGate is primarily a result of a decrease in the number of sub-prime credit quality subscribers whose service was involuntarily discontinued during the period.

Subscriber Net Additions

For the year ended September 30, 2003, the Company added 34,520 net new subscribers, compared to 170,188 for the year ended September 30, 2002. For AirGate, net new subscribers were 20,321 for the year ended September 30, 2003, compared to 104,116 for the year ended September 30, 2002. The decline in net additions for AirGate is primarily due to a decrease in gross subscriber additions and an increase in the total number of subscribers who terminated service during the period. For the Company, the decrease is also attributable to the shorter period of iPCS results of operations included in the year ended September 30, 2003, compared to the year ended September 30, 2002.

Average Revenue Per User

For the years ended September 30, 2003 and 2002, ARPU was $59 and $59, respectively. For AirGate, ARPU was $60 for the year ended September 30, 2003, compared to $61 for the year ended September 30, 2002. The decrease in ARPU reflects lower minute over plan overage charges per user and lower cancellation fees per user, which was partially offset by increased monthly recurring charges per user, and an increase in E911 and WLNP payments from Sprint.

Cost Per Gross Addition

CPGA was $362 for the year ended September 30, 2003, compared to $387 for the year ended September 30, 2002. For AirGate, CPGA was $364 for the year ended September 30, 2003, compared to $387 for the year ended September 30, 2002. The decrease in CPGA was the result of reduced customer acquisition costs, partially offset by fewer subscriber gross additions.

Cash Cost Per User

CCPU was $52 for the year ended September 30, 2003, compared to $60 for the year ended September 30, 2002. For AirGate, CCPU was $50 for the year ended September 30, 2003, compared to $59 for the year ended September 30, 2002. The decrease in CCPU is primarily attributable to lower network operations costs spread over a greater number of average subscribers, lower roaming rates for outbound minutes of use (primarily by Sprint and its network partners), and significantly lower bad debt expense. These improvements were partially offset by increased general and administrative expenses, and expenses related to the proposed recapitalization plan.

EBITDA

For the year ended September 30, 2003, EBITDA was $38.0 million, an increase of $897.3 million, compared to EBITDA of ($859.3) million for the year ended September 30, 2002. The increase in EBITDA was attributable primarily to asset impairments during 2002 and year-over-year improvements in operations of AirGate for fiscal year 2003. During the year ended September 30, 2002, the Company recorded goodwill impairments of $460.9 million, property and equipment impairments of $44.5 million, and intangible assets impairment of $312.0 million, each of which was related to the Company’s investment in iPCS. For AirGate, EBITDA was $46.8 million for the year ended September 30, 2003, compared to EBITDA of ($16.7) million for the year ended September 30, 2002. During the year ended September 30, 2003, EBITDA for AirGate was positively affected by $25.0 million in higher service revenues, a $27.3 million reduction in sales and marketing expenses, primarily in advertising, a $16.1 million improvement in bad debt expense and $8.6 million in special settlements from Sprint.

For the year ended September 30, 2002 compared to the year ended September 30, 2001:

Revenues

				Year Ended September 30,

				(in thousands)
	2002				2001

	AirGate	iPCS	Elimination	Combined	AirGate	iPCS	Elimination	Combined

Service revenue	$226,504	$100,861	$—	$327,365	$105,976	$—	$—	$105,976
Roaming revenue	74,013	37,923	(774)	111,162	55,329	—	—	55,329
Equipment revenue	13,027	5,296	(293)	18,030	10,782	—	—	10,782

Total	$313,544	$144,080	$(1,067)	$456,557	$172,087	$—	$—	$172,087

Service Revenue. Service revenue was $327.4 million for the year ended September 30, 2002, compared to $106.0 million for the year ended September 30, 2001, an increase of $221.4 million. The increased revenue reflects the substantially higher average number of subscribers using the Company’s network, including subscribers acquired in the iPCS acquisition.

Roaming Revenue. The Company recorded roaming revenue of $111.2 million during the year ended September 30, 2002, compared to $55.3 million for the year ended September 30, 2001, an increase of $55.9 million. The increase is attributable to a larger wireless subscriber base for Sprint and other Sprint PCS network partners, the additional covered territory acquired with iPCS, increased roaming revenue to iPCS from Verizon Wireless and increased roaming revenue from other third-party carriers, partially offset by a lower average roaming rate from Sprint and its PCS network partners. For the year ended September 30, 2002, roaming revenue from Sprint and its PCS network partners was $103.1 million, or 93% of the roaming revenue recorded. For the year ended September 30, 2002, roaming revenue from Sprint and its PCS network partners attributable to AirGate and iPCS was $70.0 million and $33.1 million, respectively, compared to $53.9 million or 97% for AirGate only for the year ended September 30, 2001.

Sprint unilaterally reduced the reciprocal roaming rate among Sprint and its PCS network partners, including the Company, from $0.20 per minute of use prior to June 1, 2001, to $0.10 per minute of use in calendar 2002. See “Sprint Relationship and Agreements – Management Agreements – Service pricing, roaming, and fees.”

Equipment Revenue. The Company recorded equipment revenue of $18.0 million during the year ended September 30, 2002, compared to $10.8 million for the year ended September 30, 2001, an increase of $7.2 million. For AirGate, equipment revenue was $13.0 million for the year ended September 30, 2002, compared to $10.8 million for the year ended September 30, 2001. The increase in AirGate equipment revenue is primarily attributable to the increased AirGate subscriber gross additions during the year ended September 30, 2002 compared to the year ended September 30, 2001. For the Company, the increase in equipment revenue is also attributable to the inclusion of iPCS results of operations subsequent to November 30, 2001.

Cost of Service and Roaming

				Year Ended September 30,

				(in thousands)
	2002				2001

	AirGate	iPCS	Elimination	Combined	AirGate	iPCS	Elimination	Combined

Roaming expense	$57,689	$28,617	$(774)	$85,532	$40,472	$—	$—	$40,472
Network operating costs	48,328	37,672	—	86,000	36,513	—	—	36,513
Bad debt expense	21,343	5,590	—	26,933	8,125	—	—	8,125
Wireless handset upgrades	3,136	1,712	—	4,848	—	—	—	—
Other cost of service	73,657	34,333	—	107,990	31,799	—	—	31,799

Total cost of service and roaming	$204,153	$107,924	$(774)	$311,303	$116,909	$—	$—	$116,909

The cost of service and roaming was $311.3 million for the year ended September 30, 2002, compared to $116.9 million for the year ended September 30, 2001, an increase of $194.4 million. The increase in the cost of service and roaming is attributable to the increase in the number of subscribers, including those resulting from the acquisition of iPCS.

Roaming expense was $85.5 million for the year ended September 30, 2002, compared to $40.5 million for the year ended September 30, 2001, an increase of $45.0 million. The increase in roaming expense was a result of the substantial increase in the Company’s subscriber base, the acquired iPCS subscriber base and an increase in the roaming minutes of use, partially offset by a lower average rate per minute. For the Company, 92% and 88% of roaming expense was attributable to Sprint and its network partners for the years ended September 30, 2002 and 2001, respectively. As discussed above, the per-minute rate the Company pays Sprint or its PCS network partners when subscribers from the Company’s territory roam onto the network of Sprint or its network partners decreased beginning June 1, 2001 for AirGate and January 1, 2002 for iPCS.

Bad debt expense was $26.9 million for the year ended September 30, 2002, compared to $8.1 million for the year ended September 30, 2001, an increase of $18.8 million. This increase in bad debt expense is attributable to the increase in AirGate’s subscriber base, the increase in payment defaults resulting from the increase in sub-prime credit quality customers with no or little deposit required and inclusion of the results of operations of iPCS after November 30, 2001. The increase in sub-prime credit quality customers was largely attributable to the waiver of the deposit in the NDASL and Clear Pay programs.

For the year ended September 30, 2002, network operating costs were $86.0 million, compared to $36.5 million for the year ending September 30, 2001, an increase of $49.5 million. This increase resulted from the acquisition of iPCS and its subscriber base and supporting its network assets and an increased AirGate subscriber base. The Company was supporting 554,833 subscribers at September 30, 2002 (AirGate and iPCS were 339,139 and 215,694, respectively), compared to 235,025 subscribers at September 30, 2001. At September 30, 2002, the Company’s network, including the iPCS territory, consisted of approximately 1,433 active cell sites (800 for AirGate and 633 for iPCS), 7 switches (4 for AirGate and 3 for iPCS) and 144 employees (89 for AirGate and 55 for iPCS).

The Company incurred approximately $4.8 million associated with wireless handset upgrade costs through national third party retailers, business and Sprint channels for the year ended September 30, 2002. The Company did not record any costs specifically associated with wireless handset upgrades in our national third party retailers for the year ended September 30, 2001.

The Company incurred $108 million for the year ended September 30, 2002 for other cost of service expenses including long distance expenses, Sprint affiliation fees and Sprint service fees to support its customer base, compared to $31.8 million for the year ended September 30, 2001, an increase of $76.2 million. For AirGate, these costs increased to $73.7 million for the year ended September 30, 2002, compared to $31.8 million for the year ended September 30, 2001. These other cost of service expenses increased as a result of the growth in subscribers from 235,025 as of September 30, 2001 to 339,139 as of September 30, 2002. The increase for the Company was primarily attributable to including iPCS results of operations for the year ended September 30, 2002.

Cost of Equipment; Other Operating Expenses and Interest

				Year Ended September 30,

				(in thousands)
	2002				2001

	AirGate	iPCS	Elimination	Combined	AirGate	iPCS	Elimination	Combined

Cost of equipment	$27,778	$16,107	$(293)	$43,592	$20,218	$—	$—	$20,218
Selling and marketing	79,099	37,511	—	116,610	71,706	—	—	71,706
General and administrative	18,143	7,708	—	25,851	17,141	—	—	17,141
Depreciation and amortization	40,678	29,519	—	70,197	30,621	—	—	30,621
Amortization of Intangible assets	86	39,246	—	39,332	46	—	—	46
Loss on disposal of property and equipment	1,074	—	—	1,074	—	—	—	—
Impairment of goodwill	—	460,920	—	460,920	—	—	—	—
Impairment of property and equipment	—	44,450	—	44,450	—	—	—	—
Impairment of intangible assets	—	312,043	—	312,043	—	—	—	—
Interest income	(161)	(429)	—	(590)	(2,463)	—	—	(2,463)
Interest expense	35,474	21,679	—	57,153	28,899	—	—	28,899

Cost of equipment was $43.6 million for the year ended September 30, 2002, compared to $20.2 million for year ended September 30, 2001, an increase of $23.4 million. The increase is attributable to the increase in the number of subscribers added during the period, including subscribers added as a result of the iPCS acquisition.

Selling and Marketing

The Company incurred selling and marketing expenses of $116.6 million for the year ended September 30, 2002, compared to $71.7 million for the year ended September 30, 2001, an increase of $44.9 million. At September 30, 2002, there were approximately 710 employees performing sales and marketing functions, compared to 388 employees as of September 30, 2001. The majority of the increase in employees was a result of the acquisition of iPCS. At September 30, 2002, employees performing sales and marketing functions for AirGate and iPCS was approximately 480 and 230, respectively.

General and Administrative

For the year ended September 30, 2002, the Company incurred general and administrative expenses of $25.9 million, compared to $17.1 million for the year ended September 30, 2001, an increase of $8.8 million. The increase reflected the increased number of employees and service providers providing general and administrative services, including the increased employees resulting from the acquisition of iPCS. At September 30, 2002, approximately 126 employees were performing corporate support functions compared to 62 employees as of September 30, 2001. For the year ended September 30, 2002, general and administrative expense attributable to AirGate and iPCS was $18.1 million and $7.7 million, respectively.

Depreciation

For the year ended September 30, 2002, depreciation increased to $70.2 million, compared to $30.6 million for the year ended September 30, 2001, an increase of $39.6 million. For AirGate, depreciation expense was $40.7 million for the year ended September 30, 2002, compared to $30.6 million for the year ended September 30, 2001. For AirGate, the increase in depreciation expense primarily relates to depreciation of additional network assets placed in service during 2002 and 2001. For the Company, depreciation expense also increased as a result of the acquired iPCS property and equipment and the related depreciation costs.

The Company incurred capital expenditures of $97.1 million for the year ended September 30, 2002, which included approximately $7.1 million of capitalized interest, compared to capital expenditures of $71.3 million and capitalized interest of $2.9 million for the year ended September 30, 2001. Capital expenditures incurred by AirGate and iPCS were $41.4 million and $55.7 million, respectively, for the year ended September 30, 2002.

Amortization of Intangible Assets

Amortization of intangible assets reflects amortization recorded as part of the iPCS acquisition for the acquired subscriber base, non-competition agreements, and the right to provide service under iPCS’ Sprint agreements. Amortization for the year ended September 30, 2002, was approximately $39.3 million.

Loss on Disposal of Property and Equipment

For the year ended September 30, 2002, the Company recognized a loss of $1.1 million on disposal of property and equipment. The loss reflects the abandonment of eleven cell sites in AirGate’s territory that were in the process of being constructed.

Goodwill Impairment

The wireless telecommunications industry experienced significant declines in market capitalization throughout most of 2002. The significant declines in market capitalization resulted from concerns regarding anticipated weakness in future subscriber growth, increased subscriber churn, anticipated future lower ARPU and potential liquidity concerns. As a result of these industry trends, the Company experienced significant declines in its market capitalization subsequent to the acquisition of iPCS. Additionally, there were adverse changes to the strategic business plan for iPCS. These changes included lower new subscribers, lower ARPU, higher churn, increased expense for service and pass through costs from Sprint and lower roaming margins from Sprint. Wireless industry acquisitions subsequent to the Company’s acquisition of iPCS have been valued substantially lower on a price per population and a price per subscriber basis. As a result of these transactions and industry trends, the Company believed that the fair value of iPCS and its assets were reduced. Accordingly, the Company on two occasions during 2002 performed fair value assessments of iPCS. The Company recorded a goodwill impairment of approximately $261.2 million and $199.7 million during the quarters ended March 31, 2002 and September 30, 2002, respectively, as a result of the fair value assessments. The Company recorded a goodwill impairment charge for the year ended September 30, 2002 of $460.9 million.

Impairment of Property and Equipment

During the quarter ended September 30, 2002, the Company recorded an asset impairment of $44.5 million for property and equipment (principally wireless networking infrastructure) of iPCS. The impairment was recorded under the requirements of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” As discussed above, the impairment arose from significant adverse changes to the business plan for iPCS as well as a generally weak secondary market for telecommunications related equipment.

Impairment of Intangible Assets

The Company recorded an intangible asset impairment of $312.0 million reflecting an impairment to iPCS’ right to provide services under the Sprint agreements and the acquired iPCS subscriber base. The right to provide service under iPCS’ Sprint agreements and the acquired iPCS subscriber base was recorded by the Company reflecting the purchase price allocation resulting from the acquisition of iPCS. The original value and life assigned to this intangible was $323.3 million and 205 months, respectively. As discussed above, the impairment arose from significant adverse changes that occurred to the business plan for iPCS. Accordingly, the Company adjusted the carrying value for the right to provide services under the Sprint agreements to its fair value at September 30, 2002.

Interest Income

For the year ended September 30, 2002, interest income was $0.6 million, compared to $2.5 million for the year ended September 30, 2001. The Company experienced higher cash balances and achieved higher interest rates on deposits for much of the year ended September 30, 2001, which resulted in higher interest income for the year, compared to the year ended September 30, 2002. For the year ended September 30, 2002, interest income attributable to AirGate and iPCS was $0.2 million and $0.4 million, respectively.

Interest Expense

For the year ended September 30, 2002, interest expense was $57.2 million, compared to $28.9 million for the year ended September 30, 2001, an increase of $28.3 million. The increase is primarily attributable to the increased debt related to iPCS notes and credit facility, accreted interest on the AirGate and iPCS notes and increased borrowings under the AirGate and iPCS credit facilities, partially offset by lower commitment fees on undrawn balances for the AirGate and iPCS credit facilities, and lower interest rates on variable rate borrowings under the AirGate and iPCS credit facilities. The Company had borrowings of $709.8 million as of September 30, 2002, including debt of iPCS, compared to $266.3 million at September 30, 2001. AirGate had borrowings of $356.3 million as of September 30, 2002, compared to $266.3 million at September 30, 2001. For the year ended September 30, 2002, interest expense attributable to AirGate and iPCS was $34.3 million and $22.9 million, respectively.

Income Tax Benefit

The Company recognized an income tax benefit of $28.8 million for the year ended September 30, 2002 related to the reversal of valuation allowances upon the acquisition of iPCS. Income tax benefits will be recognized in the future only to the extent management believes recoverability of deferred tax assets is more likely than not.

Net Loss

For the year ended September 30, 2002, the net loss was $996.6 million, compared to a net loss of $111.0 million for the year ended September 30, 2001, an increase of $885.6 million. The increased loss reflected a goodwill impairment of $460.9 million, the property and equipment impairment related to AirGate’s investment in iPCS of $44.5 million, and the intangibles impairment associated with AirGate’s investment in iPCS of $312.0 million. For the year ended September 30, 2002, the net loss attributable to AirGate and iPCS was $92.8 million and $903.8 million, respectively. During the year ended September 30, 2002, the net loss for AirGate was favorably impacted by a more than 50% increase in our subscriber base and related service revenues, which improved our operating leverage. This improvement was partially offset by a $13.2 million increase in bad debt expense, a $10.1 million increase in depreciation and amortization, a $6.6 million increase in interest expense and a $5 million charge related to the receivable from Sprint.

Non-GAAP Financial Measures and Key Operating Metrics

The tables which follow present and reconcile non-GAAP financial measures and key operating metrics for the Company for the years ended September 30, 2002 and 2001. For the year ended September 30, 2002 and 2001, these metrics are shown separately for AirGate, iPCS and the combined Company.

The table below sets forth key operating metrics for the Company for the year ended September 30, 2002 and 2001.

			Year Ended September 30,

	2002			2001

	AirGate	iPCS	Combined	AirGate	iPCS	Combined

Gross subscriber additions	247,221	127,028	374,249	233,390	—	233,390
Net subscriber additions	104,116	66,072	170,188	178,336	—	178,336
Total subscribers	339,139	215,694	554,833	235,025	—	235,025
ARPU	$61	$54	$59	$62	$—	$62
Churn	3.5%	3.0%	3.4%	2.8%	—	2.8%
CPGA	$387	$388	$387	$361	$—	$361
CCPU	$59	$62	$60	$77	$—	$77
Capital expenditures (in thousands)	$41,338	$55,722	$97,060	$71,270	$—	$71,270
EBITDA (in thousands)	($16,703)	($842,583)	$(859,286)	($53,887)	$—	($53,887)

The reconciliation of EBITDA to our reported net loss, as determined in accordance with GAAP, is as follows (dollar amounts in thousands):

			Year Ended September 30,

	2002			2001

	AirGate	iPCS	Combined	AirGate	iPCS	Combined

Net Loss	$(92,780)	$(903,837)	$(996,617)	$(110,990)	$—	$(110,990)
Depreciation and amortization	40,764	68,765	109,529	30,667	—	30,667
Interest income	(161)	(429)	(590)	(2,463)	—	(2,463)
Interest expense	35,474	21,679	57,153	28,899	—	28,899
Income taxes	—	(28,761)	(28,761)	—	—	—

EBITDA	$(16,703)	$(842,583)	$(859,286)	$(53,887)	$—	$(53,887)

The reconciliation of EBITDA to net cash provided by (used in) operating activities, as determined in accordance with GAAP, is as follows (dollar amounts in thousands):

			Year Ended September 30,

	2002			2001

	AirGate	iPCS	Combined	AirGate	iPCS	Combined

Net cash provided by (used in) operating activities	$(24,460)	$(20,782)	$(45,242)	$(40,850)	$—	$(40,850)
Change in operating assets and liabilities	24,446	3,017	27,463	(4,674)	—	(4,674)
Interest expense	35,474	21,679	57,153	28,899	—	28,899
Accretion of interest	(27,605)	(23,065)	(50,670)	(23,799)	—	(23,799)
Interest and other income	(161)	(429)	(590)	(2,463)	—	(2,463)
Goodwill and asset impairments	—	(817,413)	(817,413)	—	—	—
Provision for doubtful accounts	(21,343)	(5,590)	(26,933)	(8,125)	—	(8,125)
Other	(3,054)	—	(3,054)	(2,875)	—	(2,875)

EBITDA	$(16,703)	$(842,583)	$(859,286)	$(53,887)	$—	$(53,887)

The reconciliation of ARPU to service revenue, as determined in accordance with GAAP, is as follows (dollar amounts in thousands, except per unit data):

			Year Ended September 30,

	2002			2001

	AirGate	iPCS*	Combined*	AirGate	iPCS	Combined

Average Revenue per User (ARPU):
Service revenue	$226,504	$100,861	$327,365	$105,976	$—	$105,976
Average subscribers	310,013	183,407	462,852	141,673	—	141,673
ARPU	$61	$54	$59	$62	$—	$62

*	For 2002, iPCS amounts represent the period between December 1, 2001 and September 30, 2002 (304 days). For 2002, the average subscribers for combined entity is a weighted average.

The reconciliation of CCPU to cost of service expense, as determined in accordance with GAAP, is calculated as follows (dollar amounts in thousands, except per unit data):

			Year Ended September 30,

	2002				2001

	AirGate	iPCS*	Elimination	Combined	AirGate	iPCS	Combined

Cash Cost per User (CCPU):
Cost of service and roaming expense	$204,153	$107,924	$(774)	$311,303	$116,909	$—	$116,909
Less: Activation expense	(1,830)	(907)	—	(2,737)	(3,200)	—	(3,200)
Plus: General and administrative expense	18,143	7,708	—	25,851	17,141	—	17,141

Total cash costs	$220,466	$114,725	$(774)	$334,417	$130,850	$—	$130,850

Average subscribers	310,013	183,407	—	462,852	141,673	—	141,673
CCPU	$59	$62	$—	$60	$77	$—	$77

*	For 2002, iPCS amounts represent the period between December 1, 2001 and September 30, 2002 (304 days). For 2002, the average subscribers for combined entity is a weighted average.

The reconciliation of CPGA to selling and marketing expense, as determined in accordance with GAAP, is calculated as follows (dollar amounts in thousands, except per unit data):

			Year Ended September 30,

	2002				2001

	AirGate	iPCS*	Elimination	Combined*	AirGate	iPCS	Combined

Cost per Gross Add (CPGA):
Selling and marketing expense	$79,099	$37,511	$—	$116,610	$71,706	$—	$71,706
Plus: Activation expense	1,830	907	—	2,737	3,200	—	3,200
Plus: Cost of equipment	27,778	16,107	(293)	43,592	20,218	—	20,218
Less: Equipment revenue	(13,027)	(5,296)	293	(18,030)	(10,782)	—	(10,782)

Total acquisition costs	$95,680	$49,229	$—	$144,909	$84,342	$—	$84,342

Gross Additions	247,221	127,028	—	374,249	233,390	—	233,390
CPGA	$387	$388	$—	$387	$361	$—	$361

*	For 2002, iPCS amounts represent the period between December 1, 2001 and September 30, 2002 (304 days).

Subscriber Gross Additions

Subscriber gross additions for the years ended September 30, 2002 and 2001 were 374,249 and 233,390, respectively. The increase in subscriber gross additions were attributable to the acquisition of iPCS and the removal of deposit requirements in the NDASL and certain Clear Pay programs, additional network build out and increased retail sales distribution for AirGate.

Subscriber Net Additions

As of September 30, 2002, the Company provided personal communication services to 554,833 subscribers compared to 235,025 subscribers as of September 30, 2001, an increase of 319,808 subscribers. The increased subscribers include 149,622 subscribers acquired from iPCS on November 30, 2001. For the year ended September 30, 2002, the Company added 104,116 net new AirGate subscribers compared to 178,336 in the year ended September 30, 2001. The decrease in net subscriber additions is primarily due to the increase in the number of subscriber deactivations more than offsetting the increased gross subscriber additions.

The Company did not include in its subscriber base estimated first payment default subscribers. At September 30, 2002 and 2001, estimated first payment default subscribers were 7,126 and 7,811, respectively. Estimated first payment default subscribers as of September 30, 2002 for AirGate and iPCS were 3,717 and 3,409, respectively.

Average Revenue Per User

For the years ended September 30, 2002 and 2001, ARPU was $59 and $62, respectively. For the year ended September 30, 2002, ARPU for AirGate was $61, compared to $54 for iPCS. The decrease in ARPU for the Company primarily reflects lower ARPU for iPCS, no longer recognizing terminating long-distance access revenues and declines in the average monthly recurring revenue per user. Until March 2002, the Company recorded terminating long-distance access revenues billed by Sprint PCS to long distance carriers. Sprint PCS has made a claim against the Company for these historical revenues based upon Sprint’s current litigation with AT&T and other long distance carriers. While we continue to examine the rights we may have against Sprint PCS, the Company recorded a reserve for the terminating access charges previously paid by Sprint PCS on behalf of long distance carriers and for which Sprint PCS has made a claim.

Churn

Churn for the year ended September 30, 2002 was 3.4%, compared to 2.8% for the year ended September 30, 2001. For the year ended September 30, 2002, churn attributable to AirGate and iPCS was 3.5% and 3.0%, respectively. The increase in churn for the Company primarily results from the increased number of sub-prime credit quality subscribers whose service was involuntarily deactivated during the period. Excluding the subscriber reserve, churn for the year ended September 30, 2002 and 2001 was 4.0% and 2.8%, respectively. Excluding the subscriber reserve, churn for the year ended September 30, 2002 attributable to AirGate and iPCS was 4.2% and 3.6%, respectively.

Cost Per Gross Addition

CPGA was $387 for the year ended September 30, 2002, compared to $361 for the year ended September 30, 2001. For the year ended September 30, 2002, CPGA for AirGate and iPCS was $387 and $388, respectively. The increased CPGA reflects greater marketing related costs and increased handset sales incentives, which resulted in higher handset subsidies.

Cash Cost Per User

CCPU was $60 for the year ended September 30, 2002, compared to $77 for the year ended September 30, 2001. For the year ended September 30, 2002, CCPU for AirGate and iPCS was $59 and $62, respectively. The decreased CCPU reflects network and administrative support costs being spread over a greater number of average subscribers, including those acquired in the merger with iPCS.

EBITDA

For the year ended September 30, 2002, EBITDA was ($859.3) million, compared to EBITDA of ($53.9) million for the year ended September 30, 2002, for an increased loss of $805.4 million. EBITDA for the year ended September 30, 2002 was negatively affected by a goodwill impairment of $460.9 million, the property and equipment impairment associated with AirGate’s investment in iPCS of $44.5 million and the intangibles impairment associated with AirGate’s investment in iPCS of $312.0 million. For AirGate, EBITDA was ($16.7) million for the year ended September 30, 2002, compared to EBITDA of ($53.9) million for the year ended September 30, 2001. During the year ended September 30, 2002, EBITDA for AirGate was favorably impacted by a more than 50% increase in our subscriber base and related service revenues, which improved our operating leverage. This improvement was partially offset by a $13.2 million increase in bad debt expense and a $5 million charge related to the receivable from Sprint.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of liquidity and capital resources, unless otherwise indicated, is presented on a consolidated basis and includes the liquidity and capital resources of iPCS and its consolidated subsidiaries.

As of September 30, 2003, AirGate, exclusive of iPCS, had $54.1 million in cash and cash equivalents compared to $4.9 million in cash and cash equivalents at September 30, 2002, an increase of $49.2 million. The improved cash position at September 30, 2003 for AirGate is primarily attributable to the following (dollars in thousands):

For the
Year ended
September 30, 2003

Sprint special settlements*	$10,500
Other operating cash flow activities	39,682

Total operating cash flow	50,182

Capital expenditures	(16,023)

Borrowings under credit facility	17,000
Payments for credit facility	(2,024)
Other	56

Total	15,032

Increase in cash and cash equivalents	$49,191

*	During the fiscal year ended September 30, 2003, Sprint paid $10.5 million for amounts that were previously not properly remitted to AirGate on a timely basis. The $10.5 million paid by Sprint included $4.1 million of previously unapplied customer deposits, $4.0 million of revenue for AirGate subscribers whose bills are paid through national accounts, $0.6 million of subscriber payments resulting from a change in the method of calculating collected revenues and $1.8 million for E911 and other items.

The Company’s working capital balance was $12.5 million at September 30, 2003, compared to a working capital deficit of $364.4 million at September 30, 2002. The improvement in the Company’s working capital position is primarily attributable to the deconsolidation of iPCS subsequent to February 23, 2003.

Net Cash Provided By (Used In) Operating Activities

The $42.5 million of cash provided by operating activities for the year ended September 30, 2003 was the result of the Company’s $84.8 million net loss offset by non-cash items including depreciation, amortization of note discounts, financing costs, amortization of intangibles, provision for doubtful accounts, loss on disposal of property and equipment and non-cash stock compensation totaling $122.5 million. Changes in working capital provided $4.8 million to operating activities. The increased net working capital changes were driven primarily by an increase in net settlements received from Sprint, reducing inventory on hand and timing of accounts payable disbursements, partially offset by increased accounts receivable. For the year ended September 30, 2003, AirGate provided cash from operating activities of $50.2 million which was partially offset by cash used in operating activities of $7.6 million for iPCS.

The $45.2 million of cash used in operating activities for the year ended September 30, 2002 was the result of the Company’s $996.6 million net loss offset by $978.8 million of goodwill impairment, property and equipment impairment, impairment of intangible assets, depreciation, amortization of note discounts, financing costs, amortization of intangibles, deferred tax benefit, provision for doubtful accounts and non-cash stock compensation, that was partially offset by negative working capital changes of $27.5 million. The negative net working capital changes were primarily a result of timing of payments from Sprint, increased interest payable related to the increase in the balance of the AirGate and iPCS credit facilities, and increased current maturities of long-term debt at September 30, 2002, compared to September 30, 2001, related to iPCS. For the year ended September 30, 2002, cash used in operating activities attributable to AirGate and iPCS was $24.5 million and $20.8 million, respectively.

The $40.9 million of cash used in operating activities for the year ended September 30, 2001 was the result of the Company’s $111.0 million net loss partially offset by $4.6 million in cash provided by changes in net working capital and $65.5 million of depreciation, amortization of note discounts, provision for doubtful accounts, amortization of financing costs and non-cash stock option compensation.

Net Cash Used in Investing Activities

The $36.0 million of cash used in investing activities for the year ended September 30, 2003 represents $25.9 million for purchases of property and equipment. Purchases of property and equipment for the year ended September 30, 2003 reflected investments related to the expansion of switch capacity and service coverage. In addition, $10.0 million of cash was deconsolidated subsequent to February 23, 2003 relating to the iPCS bankruptcy. For the year ended September 30, 2003, cash used in investing activities attributable to AirGate and iPCS was $16.0 million and $20.0 million, respectively.

The $78.7 million of cash used in investing activities for the year ended September 30, 2002 represents $97.1 million for purchases of property and equipment and $6.0 million of cash acquisition costs related to the iPCS acquisition, partially offset by $24.4 million of cash acquired from iPCS. Purchases of property and equipment for the year ended September 30, 2002 reflected investments to upgrade the Company’s network to 1XRTT, expand switch capacity and increase service coverage in the Company’s territories. For the year ended September 30, 2002, cash used in investing activities attributable to AirGate and iPCS was $23.0 million and $55.7 million, respectively.

For the year ended September 30, 2001, cash used in investing activities of $71.8 million reflects cash payments of $71.3 million for purchases of equipment and $0.5 million to purchase business assets.

Net Cash Provided by Financing Activities

The $15.0 million of cash provided by financing activities for the year ended September 30, 2003, primarily reflects $17.0 million in borrowings under the AirGate credit facility, net of $2.0 million in AirGate credit facility principal repayments. For the year ended September 30, 2003, the $15.0 million in cash provided by financing activities was solely attributable to AirGate.

The $142.2 million of cash provided by financing activities for the year ended September 30, 2002, reflects $61.2 million in borrowings under the AirGate credit facility and $80.0 million under the iPCS credit facility, proceeds of $0.7 million received from the exercise of employee stock options and $0.6 million received from stock issued under the employee stock purchase plan, partially offset by $0.3 million for payments related to the amendment of the iPCS credit facility. For the year ended September 30, 2002, cash provided by financing activities attributable to AirGate and iPCS was $62.5 million and $79.6 million, respectively.

The $68.5 million of cash provided by financing activities for the year ended September 30, 2001 consisted of $61.8 million borrowed under the AirGate credit facility and $6.7 million of proceeds received from the exercise of employee stock options.

Liquidity, Financial Restructuring and Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As shown in the consolidated financial statements, the Company has generated significant net losses since inception and has an accumulated deficit of $1.3 billion and stockholders’ deficit of $377.0 million at September 30, 2003. For the year ended September 30, 2003, the Company’s net loss amounted to $84.8 million, $42.2 million of which was attributable to AirGate. In addition to its capital needs to fund operating losses, AirGate has invested large amounts to build-out its networks and for other capital assets. Since inception, AirGate has invested $302.0 million to purchase property and equipment. While much of AirGate’s network is now complete, and capital expenditures are expected to be lower than prior years, such expenditures will continue to be necessary. As of September 30, 2003, AirGate had working capital of $12.5 million and cash and cash equivalents of $54.1 million, and no remaining availability under its credit facility. As a result, AirGate is completely dependent on available cash and operating cash flow to pay debt service and meet its other capital needs. If such sources are not sufficient, alternative funding sources may not be available.

Due to the factors described in “Item 1. – Business Overview – Current Operating Environment and its Impact on Us,” management made changes to the assumptions underlying the long-range business plans for AirGate and iPCS. These changes included fewer new subscribers, lower ARPU, higher subscriber churn, increased service and pass through costs from Sprint in the near-term and lower roaming margins from Sprint.

As a result of these factors, on February 23, 2003 iPCS, Inc. and its subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc., filed a Chapter 11 bankruptcy case in the United States Bankruptcy Court for the Northern District of Georgia for the purpose of effecting a court-administered reorganization. Immediately prior to iPCS’s bankruptcy filing, the lenders under the iPCS credit facility accelerated iPCS’ payment obligations as a result of existing defaults under the credit facility.

These factors also led the Company to revise its business strategy and take actions to cut costs. These actions included the following:

•	Restructuring the AirGate organization and eliminating more than 150 positions;

•	Reducing capital expenditures;

•	Reducing spending for sales and marketing activities; and

•	Reducing network operating costs by more closely managing connectivity costs.

These actions improved operating cash flow, and management expects that AirGate will have sufficient cash and cash equivalents and cash flow from operations to satisfy its liquidity needs for the next twelve months. However, under our current business plan, our compliance with the financial covenants under our credit facility is not assured and the Company’s ability to generate sufficient cash flow to meet its financial covenants and payment obligations in 2005 and beyond is substantially uncertain. In

November 2003, AirGate entered into an amendment to the AirGate credit facility, which implemented changes which management expects to generally assist AirGate in complying with these financial covenants for the next twelve months. In addition, there is substantial risk that under its current business plan, the Company would not have sufficient liquidity to meet its cash interest obligations under the old AirGate notes in 2006. As a result, the Company has proposed the recapitalization plan described in “Item 1. – Business Overview – The Financial Restructuring.” The completion of the recapitalization plan will improve AirGate’s capital structure and reduce the required payments under AirGate’s existing notes.

If the financial restructuring is completed, the existing AirGate credit facility will remain in place with a final maturity in 2008. The 13.5% old AirGate notes maturing in 2009 are expected to be replaced by the 9 3/8% new AirGate notes maturing in 2009 to be issued as a part of the financial restructuring. The principal amount at maturity of the AirGate notes is expected to decrease by $140 million and annual cash interest payments are expected to decrease by $25.5 million per year after 2004. As a result, after 2004, the financial restructuring would provide cumulative cash savings of $255 million through 2009.

In the event that the conditions for the consummation of the recapitalization plan are not satisfied, including, for example, the failure to meet the minimum tender condition, the Company’s board of directors may elect, assuming that it receives sufficient acceptances from the holders of the old AirGate notes, to seek as an alternative to the recapitalization plan, the confirmation of a prepackaged plan of reorganization within the next year. It is anticipated that any prepackaged plan of reorganization would effect the same transactions contemplated by the recapitalization plan. If a prepackaged plan of reorganization or bankruptcy case of any kind is commenced with regard to the Company, it would constitute a default under the AirGate senior credit facility and the indenture governing the old AirGate notes. Such a default could result in an acceleration of the debt represented by the senior credit facility and the old AirGate notes.

In light of these circumstances and in connection with their audit of the Company’s year-end financial results, KPMG LLP, the Company’s independent auditors, included an explanatory paragraph for “going concern” in their audit opinion with respect to the Company’s fiscal 2003 financial statements. Such an explanatory paragraph would result in a default under the Company’s credit facility. The Company has obtained an amendment of its credit facility to permit this explanatory paragraph and prevent a default under the credit facility.

The completion of the financial restructuring will improve AirGate’s cash flow by significantly reducing debt service payments in 2005 and beyond. If the financial restructuring is not effected, through the recapitalization plan or the prepackaged plan, management intends to take actions to enable the Company to meet its debt service requirements and other capital needs. Such actions may include seeking additional amendments to our credit facility to avoid future financial covenant defaults, seeking additional sources of financing, and further reducing general and administrative, sales and marketing and capital spending. There can be no assurance that these actions will be sufficient to enable the Company to generate sufficient cash flow to meet its financial covenants and payment obligations.

AirGate Capital Resources

As of September 30, 2003, AirGate, exclusive of iPCS, had $54.1 million of cash and cash equivalents. During the quarter ended September 30, 2003, the Company has fully drawn the AirGate credit facility, leaving no further borrowing available under the credit facility.

Contractual Obligations

AirGate is obligated to make future payments under various contracts it has entered into, including amounts pursuant to the AirGate credit facility, the AirGate notes, capital leases and non-cancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Expected future minimum contractual cash obligations for the next five years and in the aggregate at September 30, 2003, are as follows (dollars in thousands):

	Payments Due By Period Years Ending September 30,

	Total	2004	2005	2006	2007	2008	Thereafter

AirGate credit facility, principal (1)	$151,475	$17,775	$23,700	$30,107	$39,893	$40,000	$—
AirGate credit facility, interest (2)	24,696	7,991	6,756	5,327	3,430	1,192	—
AirGate old AirGate notes, principal	300,000	—	—	—	—	—	300,000
AirGate old AirGate notes, interest (3)	202,500	—	40,500	40,500	40,500	40,500	40,500
AirGate operating leases (4)	60,262	18,899	14,396	9,485	6,632	5,159	5,691

	$738,933	$44,665	$85,352	$85,419	$90,455	$86,851	$346,191

(1)	Total repayments are based upon borrowings outstanding as of September 30, 2003.

(2)	Interest rate is assumed to be 5.5%. As of September 30, 2003, the interest rate on the credit facility was 5.05%.

(3)	Interest rate on old AirGate notes is 13.5% with payments starting in 2005.

(4)	Operating leases do not include payments due under renewals to the original lease term.

On August 16, 1999, AirGate entered into a $153.5 million senior credit facility. The AirGate credit facility provides for (i) a $13.5 million senior secured term loan (the “Tranche I Term Loan”) which matures on June 6, 2007, and (ii) a $140.0 million senior secured term loan (the “Tranche II Term Loan”) which matures on September 30, 2008. Mandatory quarterly payments of principal are required beginning December 31, 2002 for the Tranche I Term Loan and March 31, 2004 for the Tranche II Term Loan payments initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. A commitment fee of 1.50% on unused borrowings under the AirGate credit facility is payable quarterly and included in interest expense. No amounts remain available for borrowing under the AirGate credit facility as of September 30, 2003. The AirGate credit facility is secured by all the assets of AirGate and its restricted subsidiaries. The interest rate for the AirGate credit facility is determined on a margin above either the prime lending rate in the United States or the London Interbank Offer Rate. At September 30, 2003 and 2002, the weighted average interest rate on outstanding borrowings was 5.05% and 5.6%, respectively.

The AirGate credit facility contains ongoing financial covenants, including reaching covered population targets, maximum annual spending on capital expenditures, attaining minimum subscriber revenues, and maintaining certain leverage and other ratios such as debt to total capitalization, debt to EBITDA (as defined in credit facility agreement, “Bank EBITDA”) and Bank EBITDA to fixed charges. The AirGate credit facility restricts the ability of AirGate and its restricted subsidiaries to: create liens; incur indebtedness; make certain payments, including payments of dividends and distributions in respect of capital stock; consolidate, merge and sell assets; engage in certain transactions with affiliates; and fundamentally change its business. As of September 30, 2003, AirGate was in compliance in all material respects with covenants contained in the AirGate credit facility, as amended.

In contemplation of the proposed restructuring, AirGate entered into an amendment to the AirGate credit facility on November 30, 2003. Certain changes are effective for periods ended December 31, 2003 and are used in determining compliance with financial covenants for periods ended December 31, 2003 and thereafter. These changes include (i) changes to the definition of Bank EBITDA to provide that, among other things, in determining Bank EBITDA, certain additional items will be added back to our consolidated net income or loss (to the extent deducted in determining such income or loss), including any charges incurred in connection with the restructuring, up to $2.0 million per year to pursue claims against, or dispute claims by, Sprint; up to $5.0 million in start-up costs in connection with any outsourcing billing and customer care services, and (ii) calculating the ratio of total debt to Bank EBITDA and senior secured debt to Bank EBITDA based on the four most recent fiscal quarters, rather than the last two quarters annualized. In addition, the amendment provides for a waiver, effective as of September 30, 2003, of the requirement that the Company deliver an opinion of its independent auditors with respect to the financial statements for the year ended September 30, 2003 that does not contain a going concern or other similar qualification.

The effectiveness of other changes made by the amendment is conditioned on, among other things, at least 90% of the face value of the Old AirGate Notes having been exchanged in the restructuring. These changes include: (i) deleting the minimum subscriber covenant, (ii) revising the threshold requirements for minimum revenues and most of the ratios that we are required to maintain; (iii) providing AirGate the ability to incur certain other limited indebtedness and related lien; make certain limited investments and form subsidiaries under limited circumstances that are not subject to certain restrictive covenants contained in the credit facility or required to guarantee the credit facility and (iv) permitting AirGate to repurchase, at a discount, the old notes or the new notes from our cash on hand in an aggregate amount not to exceed $25 million in value of those notes, provided that we at the same time incur an equal amount of permitted subordinated indebtedness.

The amendment will not affect any of the other provisions of the AirGate credit facility, including those which restrict AirGate’s ability to merge, consolidate or sell substantially all of its assets. In connection with the amendment, the Company has agreed to prepay $10.0 million in principal under the credit facility, which will be credited against principal payments otherwise due in 2004 and 2005 in the amount of $7.5 million and $2.5 million, respectively. The prepayment is required only if the recapitalization plan is completed. The amendment will not otherwise affect AirGate’s obligation to pay interest, premium, if any, or any other of the principal on the AirGate credit facility, when due.

As of October 31, 2003, two major credit rating agencies rate AirGate’s unsecured debt. The ratings were as follows:

Type of facility	Moody's	S&P

AirGate notes	Caa2	CC

On September 25, 2003, S&P announced that upon completion of the restructuring it would lower AirGate’s corporate rating to “SD” and lower AirGate’s subordinated debt rating to “D.” On October 15, 2003, Moody’s announced that it placed AirGate’s subordinated debt on review for a possible rating upgrade to B3.

The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

RELATED PARTY TRANSACTIONS AND TRANSACTIONS BETWEEN AIRGATE AND IPCS

Transactions with Sprint

Under the Sprint agreements, Sprint provides the Company significant support services such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, use of the Sprint and Sprint PCS brand names, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue and incurs substantial roaming expenses when Sprint’s and Sprint’s network partners’ PCS wireless subscribers incur minutes of use in the Company’s territory and when the Company’s subscribers incur minutes of use in Sprint’s and Sprint’s network partners’ PCS territories. These transactions are recorded as roaming revenue, cost of service and roaming, cost of equipment and selling and marketing expense in the Company’s consolidated statements of operations. Cost of service and roaming transactions relate to the affiliation fee, long distance charges, roaming expenses, and the costs of services such as billing, collections and customer service. Cost of equipment transactions relate to inventory purchased by the Company from Sprint under the Sprint agreements. Selling and marketing transactions relate to subsidized costs on handsets and commissions paid by the Company under Sprint’s national distribution programs. Amounts recorded relating to the Sprint agreements for the years ended September 30, 2003, 2002 and 2001, are as follows (dollars in thousands):

	Years Ended September 30,

	2003	2002	2001

Amounts included in the Consolidated Statement of Operations:
AirGate roaming revenue	$63,798	$70,002	$53,863

AirGate cost of service and roaming:
Roaming	$50,383	$52,746	$40,472
Customer service	40,014	40,454	15,526
Affiliation fees	18,358	15,815	7,603
Long distance	12,485	13,846	6,556
Other	1,902	2,115	1,252

Total cost of service and roaming	$123,142	$124,976	$71,409

AirGate cost of equipment	$18,051	$23,662	$19,405

AirGate selling and marketing	$12,440	$21,728	$20,827

iPCS roaming revenue	$14,724	$33,137	$—

iPCS cost of service and roaming:
Roaming	$12,158	$25,723	$—
Customer service	11,760	19,367	—
Affiliation fees	4,911	8,011	—
Long distance	3,281	7,686	—
Other	461	781	—

Total cost of service and roaming	$32,571	$61,568	$—

iPCS cost of equipment	$6,124	$17,097	$—

iPCS selling and marketing	$3,138	$9,970	$—

	As of
	September 30,

	2003	2002

Receivable from Sprint	$15,809	$44,953
Payable to Sprint	(45,069)	(88,360)

The Company reclassified approximately $10.0 million of subscriber accounts receivable for the fiscal year ended September 30, 2002 to a receivable from Sprint. The Company believes at least $10.0 million was payable from Sprint, but Sprint acknowledged that only $5.8 million was owed to AirGate. The Company provided an allowance to reflect the receivable at its net realizable value at September 30, 2002. The Company collected this amount subsequent to September 30, 2002.

Because approximately 95% of our revenue is collected by Sprint and 64% of cost of service and roaming in our financial statements are derived from fees and charges by (or through) Sprint, we have a variety of settlement issues and other contract disputes open and outstanding from time to time. Currently, this includes, but is not limited to, the following items, all of which for accounting purposes have been reserved or otherwise provided for:

•	In fiscal year 2002, Sprint PCS asserted it has the right to recoup up to $3.9 million in long-distance access revenues previously paid by Sprint PCS to AirGate, for which Sprint PCS has invoiced $1.2 million. We have disputed these amounts.

•	Sprint invoiced AirGate approximately $0.4 million with respect to fiscal year 2002 and $1.3 million for fiscal year 2003 to reimburse Sprint for certain 3G related development expenses. We are disputing Sprint’s right to charge 3G fees in 2002 and beyond.

•	Sprint invoiced AirGate software maintenance fees of approximately $1.7 million for each of fiscal years 2002 and 2003. We are disputing Sprint’s right to charge software maintenance fees.

•	During the fiscal year 2003, Sprint invoiced AirGate $2.6 million for information technology (IT) expenses including reimbursement for the amortization of IT projects completed by Sprint. The Company has disputed Sprint’s right to collect these fees.

The payable to Sprint includes disputed amounts for which Sprint has invoiced AirGate approximately $8.9 million. The invoiced amount does not include $2.7 million for long-distance access revenues claimed but not invoiced by Sprint, or fees relating to disputed 3G, software maintenance and information technology after September 30, 2003.

We intend to vigorously contest these charges and to closely examine all fees and charges imposed by Sprint. In addition to these disputes, we have other outstanding issues with Sprint which could result in set-offs to the items described above or in payments due from Sprint. For example, we believe Sprint has failed to calculate, pay and report on collected revenues in accordance with our agreements with Sprint, which, together with other cash remittance issues, has resulted in a shortfall in cash payments to AirGate. Sprint has unilaterally reduced the reciprocal roaming rate charged among Sprint and its network partners, in a manner which we believe is a breach of our agreements with Sprint.

During the year ended September 30, 2003, AirGate recorded $3.6 million (not including $1.3 million for monthly service charges as described below) in credits from Sprint as a reduction of cost of services and $3.7 million as an increase in revenues. We are reviewing whether additional amounts are due AirGate and we continue to discuss with Sprint the proper method for calculating, paying and reporting on collected revenues and other matters.

Sprint determines monthly service charges at the beginning of each calendar year. Sprint takes the position that at the end of each year, it calculates the costs to provide these services for its network partners and requires a final settlement against the charges actually paid. If the costs to provide these services are less than the amounts paid by Sprint’s network partners, Sprint issues a credit for these amounts. If the costs to provide the services are more that the amounts paid by Sprint’s network partners, Sprint charges the network partners for these amounts. During the fiscal year ended September 30, 2002, Sprint credited AirGate $1.3 million, which was recorded as a reduction to cost of service.

The Sprint Agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. AirGate was in compliance in all material respects with these requirements as of September 30, 2003.

Transactions between AirGate and iPCS

The Company formed AirGate Service Company, Inc. (“ServiceCo”) to provide management services to both AirGate and iPCS. ServiceCo is a wholly-owned restricted subsidiary of AirGate. ServiceCo expenses were allocated between AirGate and iPCS based on the percentage of subscribers (the “ServiceCo Allocation”), which was approximately 60% AirGate and 40% iPCS. Personnel who provided general management services to AirGate and iPCS were leased to ServiceCo. Generally, the management personnel included the corporate staff at the Company’s principal corporate offices in Atlanta and the accounting staff in Geneseo, Illinois. Expenses that related primarily to one company are allocated to that company. Expenses that are related to ServiceCo or both companies, such as rents associated with the Atlanta and Geneseo offices, consulting costs incurred for ServiceCo and other expenses related to ServiceCo management services, were allocated in accordance with the ServiceCo Allocation.

On January 27, 2003, iPCS retained a chief restructuring officer to oversee the restructuring of iPCS and manage the day-to-day operations of iPCS. To facilitate the orderly transition of management services to the chief restructuring officer, AirGate and iPCS executed an amendment to the Services Agreement that generally would allow individual services to be terminated by either party upon 30 days prior notice. iPCS began terminating services provided by ServiceCo in March, 2003. All remaining services were terminated by iPCS by September 30, 2003. For the years ended September 30, 2003 and 2002, iPCS paid a net total of $2.9 million and $1.7 million, respectively for ServiceCo expenses, which had the effect of reducing AirGate expenses by that amount and AirGate may see its costs increase in the future without the benefit of the ServiceCo allocation.

AirGate has completed transactions in the normal course of business with its unrestricted subsidiary iPCS. These transactions are comprised of roaming revenue and expenses, inventory sales and purchases and sales of network operating equipment as further described below.

In the normal course of business under AirGate’s and iPCS’ respective Sprint agreements, AirGate’s subscribers incur minutes of use in iPCS’ territory causing AirGate to incur roaming expense to Sprint. In addition, iPCS’ subscribers incur minutes of use in AirGate’s territory for which AirGate receives roaming revenue from Sprint. AirGate received $0.2 million of roaming revenue with respect to use by iPCS subscribers of AirGate’s network and incurred $0.3 million of roaming expense with respect to use by AirGate subscribers of iPCS’ network for the year ended September 30, 2003, compared to $0.4 million of roaming revenue and $0.4 million of roaming expense for the year ended September 30, 2002. The reciprocal roaming rate charged and other terms are established by Sprint under AirGate’s and iPCS’ respective Sprint agreements.

In order to optimize the most efficient use of certain models of handset inventories in relation to regional demand for the year ended September 30, 2003, AirGate purchased approximately $0.3 million of wireless handset inventories from iPCS at cost. At September 30, 2003, AirGate was not carrying any wireless handset inventory purchased from iPCS.

During the year ended September 30, 2002, AirGate sold approximately $0.1 million of wireless handset inventories to iPCS. Additionally, AirGate purchased approximately $0.2 million of wireless handset inventory from iPCS. At September 30, 2002, neither AirGate nor iPCS were carrying any wireless handset inventory purchased from each other.

During the year ended September 30, 2002, AirGate sold approximately $0.2 million of network operating equipment to iPCS. Additionally, iPCS sold AirGate approximately $0.7 million of network operating equipment.

All of these transactions prior to February 23, 2003 have been eliminated in consolidation, when appropriate.

The terms and conditions of each of the transactions described above are comparable to those that could have been obtained in transactions with unaffiliated entities.

Transactions Involving Board Members

Timothy M. Yager was a member of the AirGate board of directors until December 16, 2002. Prior to joining the AirGate board, Mr. Yager was the chief executive officer of iPCS. Pursuant to his employment agreement with iPCS, iPCS purchased consulting services from Mr. Yager during the year ended September 30, 2003. On January 27, 2003, Mr. Yager was appointed chief restructuring officer to oversee the restructuring of iPCS and his company, YMS Management, LLC, entered into a management services agreement to manage the day-to-day operations of iPCS. In connection with his appointment as chief restructuring officer, Mr. Yager and iPCS agreed to terminate the provisions of his employment agreement providing for consulting services to iPCS and payments thereunder to Mr. Yager. The management services agreement provides weekly payments of $15,000, plus certain expenses. The agreement also provides that upon confirmation of a plan of reorganization or a sale of iPCS, Mr. Yager is entitled to a fixed fee equal to $500,000 less 50% of the aggregate weekly payments previously paid to Mr. Yager under the management services agreement. If the sale of iPCS results in proceeds in excess of $190 million, Mr. Yager is entitled to a fee equal to the lesser of 1.25% of such proceeds or $3.5 million. In addition, upon the closing of any equity investment in iPCS, Mr. Yager is entitled to a fee equal to 2% of the amount invested. During the year ended September 30, 2003, iPCS purchased $0.3 million of consulting services from Mr. Yager, which represents payments under his employment agreement prior to January 27, 2003 and payments as chief restructuring officer and to YMS after that time and prior to February 23, 2003.

Inflation

Our management believes that inflation has not had, and will not have, a material adverse effect on our results of operation.

ITEM 7A. Quantitative And Qualitative Disclosure About Market Risk

In the normal course of business, the Company’s operations are exposed to interest rate risk on its credit facilities and any future financing requirements. The Company’s fixed rate debt consists primarily of the accreted carrying value of the 1999 AirGate notes ($253.0 million at September 30, 2003). Our variable rate debt consists of borrowings made under the AirGate credit facility ($151.3 million at September 30, 2003). For the year ended September 30, 2003, the weighted average interest rate under the AirGate credit facility was 5.05%. Our primary interest rate risk exposures relate to (i) the interest rate on long-term borrowings; (ii) our ability to refinance the AirGate notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

The Company manages the interest rate risk on its outstanding long-term debt through the use of a combination of fixed and variable rate debt. While the Company cannot predict its ability to refinance existing debt or the impact interest rate movements will have on existing debt, the Company continues to evaluate its interest rate risk on an ongoing basis.

The following table presents the estimated future balances of outstanding long-term debt projected at the end of each period and future required annual principal payments for each period then ended associated with the AirGate notes and credit facilities based on projected levels of long-term indebtedness:

	Years Ending September 30,

	2004	2005	2006	2007	2008	Thereafter

		(Dollars in thousands)
AirGate notes	$297,191	$297,289	$297,587	$298,115	$298,906	—
Fixed interest rate	13.5%	13.5%	13.5%	13.5%	13.5%	13.5%
Principal payments	—	—	—	—	—	$300,000
AirGate credit facility	$133,700	$110,000	$79,893	$40,000	—	—
Variable interest rate (1)	5.5%	5.5%	5.5%	5.5%	5.5%	5.5%
Principal payments	$17,775	$23,700	$30,107	$39,893	$40,000	—

(1)	The interest rate on the credit facilities equals the London Interbank Offered Rate (“LIBOR”) +3.75%. LIBOR is assumed to equal 1.75% for all periods presented. A 1% increase (decrease) in the variable interest rate would result in a $4.6 million increase (decrease) in the related interest expense over the balance of the credit facility’s terms as of September 30, 2003.

ITEM 8. Financial Statements and Supplementary Data

Our financial statements are listed under Item 15(a) of this annual report and are filed as part of this report on the pages indicated.

ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, September 30, 2003 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Under our agreements with Sprint, Sprint provides us with billing, collections, customer care and other back office services. As a result, Sprint remits approximately 95% of our revenues to us. In addition, approximately 65% of cost of service and roaming in our consolidated financial statements relate to charges by or through Sprint for its affiliation fee, charges for services provided under our agreements with Sprint such as billing, collections and customer care, roaming expense, long-distance, and pass-through and other fees and expenses. Due to this relationship, the Company, necessarily relies on Sprint to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivable, which underlie a substantial portion of our periodic financial statements and other financial disclosures.

Information provided by Sprint includes reports regarding our subscriber accounts receivable. Sprint provides us monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level. We review these various reports to identify discrepancies or errors. However, under our agreements with Sprint, we are entitled to only a portion of the receipts, net of items such as taxes, government surcharges and the 8% Sprint affiliation fee. Sprint has used a tool called the “revenue profile” to estimate the payments due to us.

Because of our reliance on Sprint for financial information, we must depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint’s other network partners. To address this issue, Sprint engages its independent auditors to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“SAS 70 reports”). The report is provided to us annually and covers our entire fiscal year.

During the last quarter of fiscal year 2002, Company personnel inquired about differences between various accounts receivable reports provided by Sprint. We continued to make inquiries and have discussions with Sprint regarding these differences until, in early December 2002, we learned that certain reports provided by Sprint used to record our accounts receivable balances could not be relied upon for financial reporting purposes. We worked with Sprint cooperatively to confirm the correct accounts receivable balances and to reconcile inconsistencies with reports we previously relied on.

Among other things, we believe Sprint failed to calculate, pay and provide timely reports on portions of collected revenues in accordance with our agreements with Sprint, which together with other cash remittance issues, resulted in a shortfall in cash payments to us. In connection with our review of the accounts receivable and other issues at September 30, 2002, we reclassified approximately $10.0 million of AirGate subscriber accounts receivable for the fiscal year ended September 30, 2002 to a receivable from Sprint. We believe at least $10.0 million was payable by Sprint. We provided an allowance to reflect the receivable at its net realizable value, which we collected from Sprint subsequent to September 30, 2002.

In order to better monitor, verify and analyze information provided by Sprint, we created a settlements department with two full-time employees and one contract person. The manager of the settlements group serves as the primary interface with Sprint regarding all issues related to the Sprint settlements process. The settlements group reviews and analyzes financial data provided by Sprint, including the components of the revenue profile that Sprint uses to determine the amount of collected revenues paid to us. The settlements group assists us in verifying amounts charged by Sprint as well as revenues and other amounts settled with Sprint.

In addition, in connection with the preparation of our financial statements for the year ended September 30, 2003, we undertook additional procedures to review amounts payable by Sprint and to review Sprint’s internal controls and procedures that impact its network partners, including us. In addition, Sprint has undertaken additional measures to provide further assurances regarding its internal controls. These measures undertaken by both Sprint and us include the following:

•	Sprint agreed to provide semiannual SAS 70 reports beginning in 2004

•	Sprint is obtaining SAS 70 reports from key service providers, including the provider of its billing platform, which is expected to be received by the end of 2003

•	We completed an in-depth review on the procedures undertaken in prior SAS 70 Reports and we requested and Sprint agreed to provide additional procedures be included in future SAS 70 Reports

•	We requested and Sprint provided additional “agreed upon procedures” from Sprint’s independent accountants

•	We analyzed, documented and implemented file audit and assurance processes for certain Sprint files used in recording financial information

•	We obtained an account level detail of subscriber accounts receivable as of September 30, 2003 and have requested this detail on at least a quarterly basis in the future

At September 30, 2002, we and our independent auditors believed that the accounts receivable issues resulted from a reportable condition in our internal controls. We and our independent auditors also believe that we have a reportable condition in internal controls with respect to the fiscal year ended September 30, 2003. We believe the processes we have put into place over the course of the fiscal year have steadily improved our ability to identify material errors in Sprint financial information on a timely basis. As a result of the improved processes and procedures described above, the Company believes no reportable condition in internal controls existed by the end of the fiscal year, September 30, 2003, however, the Company will continue to monitor and evaluate the effectiveness of its improvements in controls related to information provided by Sprint and to continue to improve these processes.

In preparation for the requirements imposed under Section 404 of the Sarbanes Oxley Act of 2002, we are retaining an outside accounting firm to assist us in reviewing and improving our internal control processes, including the processes to verify data provided by Sprint.

Changes in Internal Control over Financial Reporting

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

Code of Ethics

AirGate has adopted a written Code of Ethics that applies to all of its directors, officers, including its President and Chief Executive Officer (as the chief executive officer) and its Chief Financial Officer (as its chief accounting and financial officer), and employees. The Code of Ethics is entitled Standards of Business Conduct and is available on AirGate’s website, www.airgatepcsa.com, under the “Corporate Governance” caption. Any amendments or waivers to the Standards of Business Conduct will be disclosed on AirGate’s website promptly following the date of such amendment or waiver. Information on AirGate’s website, however, does not form a part of this Form 10-K.

The remaining information called for by Item 10 is incorporated herein by reference to AirGate’s Proxy Statement to be delivered in connection with its 2004 Annual Meeting of Shareowners.

ITEM 11. Executive Compensation.

Information called for by Item 11 is incorporated herein by reference to AirGate’s Proxy Statement to be delivered in connection with its 2004 Annual Meeting of Shareowners

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about AirGate common stock that may be issued under all of AirGate’s existing equity compensation plans as of September 30, 2003, which include:

•	the AirGate PCS, Inc. 1999 Stock Option Plan,

•	the AirGate PCS, Inc. Amended and Restated 2000 Long-Term Incentive Plan, which the Company assumed when it acquired iPCS in November 2001,

•	the AirGate PCS, Inc. 2001 Non-Executive Stock Option Plan, and

•	the AirGate PCS, Inc. 2002 Long-Term Incentive Plan.

Grants made under the AirGate PCS, Inc. 2001 Non-Employee Director Compensation Plan were issued under either the AirGate PCS, Inc. 1999 Stock Option Plan or the AirGate PCS, Inc. 2002 Long-Term Incentive Plan and thus are not separately stated in the table.

			(c) Number of Securities
			Remaining Available for
	(a) Number of		Future Issuance Under
	Securities to be Issued	(b) Weighted Average	Equity Compensation
	Upon Exercise of	Exercise Price of	Plans (Excluding	(d) Total of Securities
	Outstanding Options,	Outstanding Options,	Securities Reflected	Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	in Column (a))	Columns (a) and (c)

Equity Compensation Plans Approved by Shareowners	274,203 (2)	$34.67	— (1)	274,203
	336,053 (3)	$31.19	— (1)	336,053
	617,364 (4)	$2.93	882,636	1,500,000
Equity Compensation Plans Not Approved by Shareowners	49,450 (5)	$44.93	— (1)	49,450

TOTAL	1,277,070	$18.32	882,636 (6)	2,159,706

(1)	The right to issue options under this plan terminated upon shareholder approval of the 2002 Long-Term Incentive Plan.

(2)	Issued under the AirGate PCS, Inc. 1999 Stock Option Plan.

(3)	Issued under the AirGate PCS, Inc. Amended and Restated 2000 Long-Term Incentive Plan.

(4)	Issued under the AirGate PCS, Inc. 2002 Long-Term Incentive Plan.

(5)	Issued under the AirGate PCS, Inc. 2001 Non-Executive Stock Option Plan.

(6)	In addition, 73,314 shares of AirGate’s common stock remained for issuance under the AirGate PCS, Inc. 2001 Employee Stock Purchase Plan.

The remaining information called for by Item 12 is incorporated herein by reference to AirGate’s Proxy Statement to be delivered in connection with its 2004 Annual Meeting of Shareowners.

ITEM 13. Certain Relationships and Related Transactions.

Information called for by Item 13 is incorporated herein by reference to AirGate’s Proxy Statement to be delivered in connection with its 2004 Annual Meeting of Shareowners.

ITEM 14. Principal Accounting Fees and Services.

Information called for by Item 14 is incorporated herein by reference to AirGate’s Proxy Statement to be delivered in connection with its 2004 Annual Meeting of Shareowners.

PART IV

ITEM 15.   Exhibits, Financial Statement Schedules and Reports On Form 8-K

     (a)  Financial Statements and Schedules

See Index to Consolidated Financial Statements at page F-1.

     (b)  Reports on Form 8-K

The following Current Reports on 8-K were filed by AirGate during the quarter ended September 30, 2003:

On July 2, 2003, AirGate furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 9 — Regulation FD Disclosure announcing that Robert A. Ferchat has been named to chairman of the Company’s board of Directors.

On August 15, 2003, AirGate furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 12 — Results of Operations and Financial Condition relating to issuance of a press release regarding financial and operating results for the third quarter of fiscal year 2003.

On September 26, 2003, AirGate furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 5 — Other Events relating to issuance of a press release regarding its intent to pursue a registered exchange offer.

(c) Exhibits

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of AirGate PCS, Inc. (“AirGate”), dated December 17, 2002 (incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K/ A filed by AirGate with the Commission on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455))
3.2	Amended and Restated Bylaws of AirGate, dated December 17, 2002 (incorporated by reference to Exhibit 3.2 to the annual report on Form 10-K/ A filed by AirGate with the Commission on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455))
4.1	Specimen of common stock certificate of AirGate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/ A filed by the registrant with the SEC on June 15, 1999 (File Nos. 333-79189-02 and 333-79189-01))
4.2	Form of Warrant Agreement for warrants issued in units offering (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1/ A filed by AirGate with the SEC on September 23, 1999 (File Nos. 333-79189-02 and 333-79189-01))
4.3	Form of Warrant issued in units offering (included in Exhibit 4.2)
4.4	Form of unit (included in Exhibit 4.2)
4.5	Form of Lucent Warrants (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/ A filed by the registrant with the SEC on September 17, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
4.6	Form of Indenture for senior subordinated discount notes (including form of pledge agreement) (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/ A filed by AirGate with the SEC on September 23, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
4.7	Form of 13.5% senior subordinated discount note due 2009 (included in Exhibit 4.6)
10.1	Support Agreement, dated as of September 24, 2003, by and among AirGate and each of the noteholders signatory thereto (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by AirGate with the SEC on September 26, 2003 (SEC File No. 333-109165))
10.2	Form of Registration Rights Agreement, dated as of November 30, 2001, by and among AirGate and Blackstone/iPCS, L.L.C., Blackstone iPCS Capital Partners L.P., Blackstone Communications Partners I L.P. TCW/ Crescent Mezzanine Partners II, L.P., TCW/ Crescent Mezzanine Trust II, TCW Leveraged Income Trust., L.P., TCW Leveraged Income Trust II, L.P., TWC Leveraged Income Trust IV, TCW Shared Opportunity Fund II, Shared Opportunity Fund IIB, L.L.C., TCW Shared Opportunity Fund III, L.P., Geneseo Communications, Inc., Cambridge Telcom, Inc., Cass Communications, Inc., Technology Group, LLC, Montrose Mutual PCS, Inc., Gridley Enterprises, Inc., Timothy M. Yager and Kelly M. Yager (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by AirGate with the Commission on August 31, 2001 (SEC File No. 000-27455))
10.3	Sprint PCS Management Agreement and Addenda I-III thereto between SprintCom, Inc. and AirGate Wireless, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

Exhibit
Number	Description

10.4	Assignment of Sprint PCS Management Agreement, Sprint Spectrum Services Agreement and Trademark and Service Mark Agreement from AirGate Wireless, L.L.C. to AirGate Wireless, Inc. dated November 20, 1998 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on August 9, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
10.5	Addendum IV to Sprint PCS Management Agreement dated August 26, 1999 by and among SprintCom, Inc., Sprint Communications Company, L.P., Sprint Spectrum L.P. and AirGate (incorporated by reference to Exhibit 10.1.2 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))
10.6	Addendum V to Sprint PCS Management Agreement dated May 12, 2000 by and among SprintCom, Inc., Sprint Communications Company, L.P. and AirGate (incorporated by reference to Exhibit 10.1.3 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))
10.7	Addendum VI to Sprint PCS Management Agreement dated December 8, 2000 by and among SprintCom, Inc., Sprint Communications Company, L.P., Sprint Spectrum L.P. and AirGate (incorporated by reference to Exhibit 10.1.4 to the quarterly report on Form 10-Q filed by AirGate with the Commission on February 14, 2001 for the quarter ended December 31, 2000 (SEC File No. 000-27455))
10.8	Schedule of Definitions to Sprint PCS Management Agreement by and among SprintCom, Inc. and AirGate Wireless, L.L.C. (incorporated by reference to Exhibit 10.33 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2002 for the quarter ended March 31, 2002 (SEC File No. 000-27455))
10.9	Sprint PCS Services Agreement between Sprint Spectrum L.P. and AirGate Wireless, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
10.10	Sprint Spectrum Trademark and Service Mark License Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
10.11	Sprint Trademark and Service Mark License Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
10.12	Sales Agency Agreement made as of May 1, 2001 between Sprint Communications Company L.P. and AirGate (incorporated by reference to Exhibit 10.10 to the annual report on Form 10-K/ A filed by AirGate with the Commission on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455))
10.13	Consent and Agreement (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on September 17, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
10.14	Master Site Agreement dated August 6, 1998 between AirGate and BellSouth Carolinas PCS, L.P. and BellSouth Personal Communications, Inc. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
10.15	Notice to AirGate of an assignment of sublease dated September 20, 1999 between BellSouth Cellular Corp. and Crown Castle South Inc., given pursuant to Section 16(b) of the Master Site Agreement (incorporated by reference to Exhibit 10.5.1 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))

Exhibit
Number	Description

10.16	Master Tower Space Reservation and License Agreement dated February 19, 1999 between AGW Leasing Company, Inc. and American Tower, L.P. (incorporated by reference to Exhibit 10.5.2 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))
10.17	Master Antenna Site Lease No. J50 dated July 20, 1999 between Pinnacle Towers Inc. and AGW Leasing Company (incorporated by reference to Exhibit 10.5.3 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))
10.18	Commercial Real Estate Lease dated August 7, 1998 between AirGate and Perry Company of Columbia, Inc. to lease a warehouse facility (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on July 12, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
10.19	Lease Agreement dated August 25, 1999 between Robert W. Bruce, Camperdown Company, Inc. and AGW Leasing Company, Inc. to lease office/warehouse space in Greenville, South Carolina (incorporated by reference to Exhibit 10.7.1 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))
10.20	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
10.21	Credit Agreement with Lucent, including form of pledge agreement and form of intercreditor agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on September 17, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
10.22	First Amendment to Credit Agreement dated October 21, 2001 by and between AirGate PCS, Inc., State Street Bank and Trust Company and Lehman Commercial Paper, Inc.
10.23	Amendment No. 2 to the Credit Agreement dated November 30, 2003 by and among AirGate PCS, Inc., State Street Bank and Trust Company and Lehman Commercial Paper, Inc.
10.24	Employment Agreement dated April 9, 1999 by and between AirGate and Thomas M. Dougherty (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
10.25	First Amendment to Employment Agreement dated December 20, 1999 between AirGate and Thomas M. Dougherty (incorporated by reference to Exhibit 10.16 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2000 for the quarter ended March 31, 2000 (SEC File No. 000-27455))
10.26	Retention Bonus Agreement dated May 4, 2000 between AirGate and Thomas M. Dougherty (incorporated by reference to Exhibit 10.17 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2000 for the quarter ended March 31, 2000 (SEC File No. 000-27455))
10.27	Employment Agreement dated as of September 27, 1999 by and between AirGate and David C. Roberts (incorporated by reference to Exhibit 10.22 to the annual report on Form 10-K filed by AirGate with the Commission on November 30, 2001 for the year ended September 30, 2001 (SEC File No. 000-27455))
10.28	Employment Agreement dated as of August 30, 2000 by and between AirGate and Barbara L. Blackford (incorporated by reference to Exhibit 10.23 to the annual report on Form 10-K filed by AirGate with the Commission on November 30, 2001 for the year ended September 30, 2001 (SEC File No. 000-27455))
10.29	Separation Agreement and Release dated October 31, 2002, by and between AirGate and Alan Catherall (incorporated by reference to Exhibit 10.26 to the annual report on Form 10-K/ A filed by AirGate with the Commission on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455))
10.30	Offer Letter, effective October 24, 2002, by and between AirGate and William H. Seippel (incorporated by reference to Exhibit 10.27 to the annual report on Form 10-K/ A filed by AirGate with the Commission on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455))

Exhibit
Number	Description

10.31	AirGate PCS, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by AirGate with the Commission on April 10, 2000 (SEC File No. 333-34416))
10.32	Form of AirGate PCS, Inc. Option Agreement (incorporated by reference to Exhibit 10.25 to the annual report on Form 10-K filed by AirGate with the Commission on November 30, 2001 for the year ended September 30, 2001 (SEC File No. 000-27455))
10.33	AirGate PCS, Inc. 2001 Non-Executive Stock Option Plan (incorporated by reference to Exhibit 10.11.2 to the quarterly report on Form 10-Q filed by AirGate with the Commission on February 14, 2001 for the quarter ended December 31, 2000 (SEC File No. 000-27455))
10.34	AirGate PCS, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11.3 to the quarterly report on Form 10-Q filed by AirGate with the Commission on February 14, 2001 for the quarter ended December 31, 2000 (SEC File No. 000-27455))
10.35	2002 AirGate PCS, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by AirGate with the Commission on March 29, 2002 (SEC File No. 333-85250)
10.36	AirGate PCS, Inc. Amended and Restated Non-Employee Director Compensation Plan dated January 22, 2003 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2003 for the quarter ended March 31, 2003 (SEC File No. 000-27455))
10.37	Agreement and Plan of Merger, dated as of August 28, 2001, by and between AirGate and iPCS, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by AirGate with the Commission on August 31, 2001 (SEC File No. 000-27455))
10.38	Services Agreement dated as of January 1, 2002 by and among AirGate, AirGate Service Company, Inc., iPCS, Inc. and iPCS Wireless, Inc. (incorporated by reference to Exhibit 10.34 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2002 for the quarter ended March 31, 2002 (SEC File No. 000-27455))
10.39	First Amendment to Services Agreement dated February 21, 2003 by and among AirGate Service Company, Inc., AirGate, iPCS Wireless, Inc. and iPCS, Inc (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2003 for the quarter ended March 31, 2003 (SEC File No. 000-27455))
10.40	Technology License Agreement dated as of January 1, 2002 by and among AirGate, AGW Leasing Company, Inc., AirGate Service Company, Inc., AirGate Network Services, Inc., iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc. (incorporated by reference to Exhibit 10.35 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2002 for the quarter ended March 31, 2002 (SEC File No. 000-27455))
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of AirGate PCS, Inc (incorporated by reference to Exhibit 21 to the annual report on Form 10-K/ A filed by AirGate with the Commission on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455))
23.1	Consent of KPMG LLP Powers of Attorney.
24.1	Powers of Attorney
31.1	Rule 13a-14(a) certification of Chief Executive Officer of AirGate filed in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) certification of Chief Financial Officer of AirGate filed in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 certification of Chief Executive Officer of AirGate furnished in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 certification of Chief Financial Officer of AirGate furnished in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 15, 2003.

AIRGATE PCS, INC

By:	/s/ WILLIAM H. SIEPPEL William H. Sieppel Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS M. DOUGHERTY Thomas M. Dougherty	Chief Executive Officer and Director (Principal Executive Officer)	December 15, 2003

/s/ WILLIAM H. SIEPPEL William H. Sieppel	Chief Financial Officer (Principal Financial and Accounting Officer)	December 15, 2003

* Robert A. Ferchat	Chairman of the Board of Directors	December 15, 2003

* Stephen R. Stetz	Member, Board of Directors	December 15, 2003

By: /s/ BARBARA L. BLACKFORD Barbara L. Blackford Attorney-in-fact	Vice President, General Counsel and Corporate Secretary	December 15, 2003

*	Barbara L. Blackford, by signing her name hereto, does sign this document on behalf of the above noted individuals pursuant to powers of attorney duly executed by such individuals, which have been filed as an exhibit to this Report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF AIRGATE PCS, INC. AND ITS SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

AirGate PCS, Inc.:

      We have audited the accompanying consolidated balance sheets of AirGate PCS, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirGate PCS, Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant recurring losses since inception and has an accumulated deficit of $1.3 billion and a stockholders’ deficit of $377.0 million at September 30, 2003. The Company’s continuation as a going concern is dependent on its ability to restructure or otherwise amend the terms of its debt; and if unsuccessful, the Company may seek bankruptcy court or other protection from its creditors within the next year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Atlanta, Georgia

December 5, 2003

AIRGATE PCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2003	2002

	(Dollars in thousands, except
	share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$54,078	$32,475
Accounts receivable, net of allowance for doubtful accounts of $4,635 and $11,256	26,994	38,127
Receivable from Sprint	15,809	44,953
Inventories	2,132	6,733
Prepaid expenses	2,107	7,159
Other current assets	145	326

Total current assets	101,265	129,773
Property and equipment, net of accumulated depreciation and amortization of $129,986 and $112,913	178,070	399,155
Financing costs	6,682	8,118
Direct subscriber activation costs	3,907	8,409
Intangible assets, net of accumulated amortization of $0 and $39,378	—	28,327
Other assets	992	512

Total assets	$290,916	$574,294

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,945	$18,152
Accrued expenses	12,104	20,950
Payable to Sprint	45,069	88,360
Deferred revenue	7,854	11,775
Current maturities of long-term debt and capital lease obligations	17,775	354,936

Total current liabilities	88,747	494,173
Deferred subscriber activation fee revenue	6,701	14,973
Other long-term liabilities	1,841	3,267
Long-term debt and capital lease obligations, excluding current maturities	386,509	354,828
Investment in iPCS	184,115	—

Total liabilities	667,913	867,241

Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, par value, $.01 per share; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value, $.01 per share; 150,000,000 shares authorized; 25,961,191 and 25,806,520 shares issued and outstanding at September 30, 2003 and 2002	259	258
Additional paid-in-capital	923,888	924,008
Accumulated deficit	(1,300,941)	(1,216,184)
Unearned stock compensation	(203)	(1,029)

Total stockholders’ deficit	(376,997)	(292,947)

Total liabilities and stockholders’ deficit	$290,916	$574,294

See accompanying notes to the consolidated financial statements.

AIRGATE PCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2003	2002	2001

	(Dollars in thousands, except share and
	per share amounts)
Revenues:
Service revenue	$309,377	$327,365	$105,976
Roaming revenue	86,672	111,162	55,329
Equipment revenue	13,988	18,030	10,782

Total revenues	410,037	456,557	172,087

Operating expenses:
Cost of service and roaming (exclusive of depreciation and amortization, as shown separately below)	243,191	311,303	116,909
Cost of equipment	28,419	43,592	20,218
Selling and marketing	68,186	116,610	71,706
General and administrative	30,228	25,851	17,141
Depreciation and amortization of property and equipment	60,662	70,197	30,621
Amortization of intangible assets	6,821	39,332	46
Loss on disposal of property and equipment	1,969	1,074	—
Impairment of goodwill	—	460,920	—
Impairment of property and equipment	—	44,450	—
Impairment of intangible assets	—	312,043	—

Total operating expenses	439,476	1,425,372	256,641

Operating loss	(29,439)	(968,815)	(84,554)
Interest income	229	590	2,463
Interest expense	(55,547)	(57,153)	(28,899)

Loss before income tax benefit	(84,757)	(1,025,378)	(110,990)
Income tax benefit	—	28,761	—

Net loss	$(84,757)	$(996,617)	$(110,990)

Basic and diluted net loss per share of common stock	$(3.27)	$(41.96)	$(8.48)

Basic and diluted weighted-average outstanding common shares	25,908,414	23,751,507	13,089,285

See accompanying notes to the consolidated financial statements.

AIRGATE PCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended September 30, 2003, 2002, and 2001

	Common Stock		Additional		Unearned	Total
			Paid-in	Accumulated	Stock	Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Deficit

	(Dollars in thousands, except share amounts)
Balance at September 30, 2000	12,816,783	$128	$161,575	$(108,577)	$(3,253)	$49,873
Exercise of common stock purchase warrants	80,641	1	—	—	—	1
Exercise of stock options	467,556	5	6,722	—	—	6,727
Forfeiture of compensatory stock options	—	—	(81)	—	81	—
Stock compensation expense	—	—	39	—	1,626	1,665
Net loss	—	—	—	(110,990)	—	(110,990)

Balance at September 30, 2001	13,364,980	134	168,255	(219,567)	(1,546)	(52,724)

Issuance of common stock in merger with iPCS	12,362,571	124	706,521	—	—	706,645
Stock options and warrants assumed in merger with iPCS	—	—	47,727	—	—	47,727
Exercise of stock options	33,558	—	685	—	—	685
Issuance of restricted common stock	12,067	—	252	—	(252)	—
Exercise of common stock purchase warrants	15,001	—	—	—	—	—
Issuance of common stock to employee stock purchase plan	18,343	—	568	—	—	568
Stock compensation expense	—	—	—	—	769	769
Net loss	—	—	—	(996,617)	—	(996,617)

Balance at September 30, 2002	25,806,520	258	924,008	(1,216,184)	(1,029)	(292,947)

Issuance of restricted common stock	30,000	—	21	—	(21)	—
Exercise of common stock purchase warrants	21,480	—	—	—	—	—
Issuance of common stock to employee stock purchase plan	108,383	1	56	—	—	57
Forfeiture of compensatory stock option	—	—	(195)	—	195	—
Forfeiture of restricted common stock	(5,192)	—	(2)	—	2	—
Stock compensation expense	—	—	—	—	650	650
Net loss	—	—	—	(84,757)	—	(84,757)

Balance at September 30, 2003	25,961,191	$259	$923,888	$(1,300,941)	$(203)	$(376,997)

See accompanying notes to the consolidated financial statements.

AIRGATE PCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30

	2003	2002	2001

	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(84,757)	$(996,617)	$(110,990)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of goodwill	—	460,920	—
Impairment of property and equipment	—	44,450	—
Impairment of intangible assets	—	312,043	—
Loss on disposal of property and equipment	1,969	1,074	—
Depreciation and amortization of property and equipment	60,662	70,197	30,621
Amortization of intangible assets	6,821	39,332	46
Amortization of financing costs into interest expense	1,210	1,211	1,210
Provision for doubtful accounts	6,912	26,933	8,125
Interest expense associated with accretion of discounts	44,287	50,670	23,799
Non-cash stock compensation	650	769	1,665
Deferred income tax benefit	—	(28,761)	—
Changes in assets and liabilities:
Accounts receivable	(8,503)	(29,669)	(26,995)
Receivable from Sprint	14,677	(36,008)	(6,432)
Inventories	3,368	2,985	(1,737)
Prepaid expenses, other current and non-current assets	2,487	(2,708)	(4,470)
Accounts payable, accrued expenses and other long term liabilities	2,699	(15,777)	8,741
Payable to Sprint	(7,943)	45,397	27,272
Deferred revenue	(1,991)	8,317	8,295

Net cash provided by (used in) operating activities	42,548	(45,242)	(40,850)

Cash flows from investing activities:
Property and equipment, net	(25,944)	(97,060)	(71,270)
Cash acquired from iPCS	—	24,402	—
Acquisition of iPCS	—	(6,058)	—
Deconsolidation of iPCS	(10,031)	—	—
Purchase of business assets	—	—	(502)

Net cash used in investing activities	(35,975)	(78,716)	(71,772)

Cash flows from financing activities:
Proceeds from borrowings under senior credit facilities	17,000	141,200	61,800
Payment for credit facility	(2,024)	—	—
Payments made under capital lease obligations	(3)	(4)	—
Proceeds from stock issued to employee stock purchase plan	57	568	—
Payments for iPCS credit facility amendment	—	(306)	—
Proceeds from exercise of common stock purchase warrants	—	—	1
Proceeds from exercise of employee stock options	—	685	6,727

Net cash provided by financing activities	15,030	142,143	68,528

Net increase (decrease) in cash and cash equivalents	21,603	18,185	(44,094)
Cash and cash equivalents at beginning of period	32,475	14,290	58,384

Cash and cash equivalents at end of period	$54,078	$32,475	14,290

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,532	$10,176	$3,846
Supplemental disclosure of non-cash investing and financing activities:
Capitalized interest	$444	$7,118	$2,917
Grant of restricted common stock and compensatory stock options	21	252	—
Forfeiture of compensatory stock options	(195)	—	(81)
Forfeiture of restricted stock	(2)	—	—
Modification of stock options	—	—	39
Purchases of property and equipment under capital leases	—	191	—
iPCS acquisition:
Fair value of stock issued	—	706,645	—
Fair value of common stock options and warrants assumed	—	47,727	—
Liabilities assumed	—	394,165	—
Fair value of tangible assets acquired	—	313,843	—

See accompanying notes to the consolidated financial statements.

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	Business, Basis of Presentation and Liquidity

(a) Basis of Presentation

      AirGate PCS, Inc. and its restricted and unrestricted subsidiaries (the “Company”) were created for the purpose of providing wireless Personal Communication Services (“PCS”). AirGate PCS, Inc. and its restricted subsidiaries (“AirGate”) are a network partner of Sprint with the right to market and provide Sprint PCS products and services using the Sprint brand names in a defined territory.

      On November 30, 2001, AirGate acquired an unrestricted subsidiary, iPCS, Inc. (together with its subsidiaries, “iPCS”), a network partner of Sprint with 37 markets in the midwestern United States. Subsequent to November 30, 2001, the results of operations and accounts of iPCS were consolidated with the Company in accordance with generally accepted accounting principles. On February 23, 2003, iPCS filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Georgia for the purpose of effecting a court administered reorganization. Subsequent to February 23, 2003, the Company no longer consolidated the accounts and results of operations of iPCS and the accounts of iPCS were recorded as an investment using the cost method of accounting. On October 17, 2003, AirGate irrevocably transferred all of its shares of iPCS common stock to a trust organized under Delaware law (See Note 12). The beneficial owners of AirGate common stock on the date of transfer are the beneficiaries of the trust. No distributions will be made from the trust to the beneficiaries unless directed by the iPCS board of directors and/or an order of the iPCS bankruptcy court. AirGate has no interest in the trust. As a result, on the date of the transfer, iPCS will be accounted for as a discontinued operation and the iPCS investment (approximately $184 million credit balance carrying amount) will be eliminated and recorded as a non-monetary gain from disposition of discontinuing operations.

      Because iPCS is an unrestricted subsidiary, AirGate is generally unable to provide capital or other financial support to iPCS. Further, iPCS lenders, noteholders and creditors do not have a lien on or encumbrance on assets of AirGate. Management believes that iPCS’s bankruptcy proceedings and related outcomes will not have a material adverse effect on results of operations, financial condition and the liquidity of AirGate.

      These consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)	Liquidity, Financial Restructuring and Going Concern

      The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

      The PCS market is characterized by significant risks as a result of rapid changes in technology, intense competition and the costs associated with the build-out, on-going operations and growth of a PCS network. The Company’s operations are dependent upon Sprint’s ability to perform its obligations under the agreements between the Company and Sprint (see note 4) under which the Company has agreed to construct and manage its Sprint PCS network (the “Sprint Agreements”). The Company’s ability to attract and maintain a subscriber base of sufficient size and credit quality is critical to achieving sufficient positive cash flow. Significant changes in technology, increased competition, or adverse economic conditions could impair the Company’s ability to achieve sufficient positive cash flow.

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As shown in the consolidated financial statements, the Company has generated significant net losses since inception and has an accumulated deficit of $1.3 billion and stockholders’ deficit of $377.0 million at September 30, 2003. For the year ended September 30, 2003, the Company’s net loss amounted to $84.8 million, $42.2 million of which was attributable to AirGate. As of September 30, 2003, AirGate had working capital of $12.5 million and cash and cash equivalents of $54.1 million, and no remaining availability under its credit facility. As a result, AirGate is completely dependent on available cash and operating cash flow to pay debt service and meet its other capital needs. If such sources are not sufficient, alternative funding sources may not be available.

      In addition to its capital needs to fund operating losses, AirGate has invested large amounts to build-out its networks and for other capital assets. Since inception, AirGate has invested $302 million to purchase property and equipment. While much of AirGate’s networks are now complete, and capital expenditures are expected to be lower than prior years, such expenditures will continue to be necessary.

      A number of factors, including slower subscriber growth, increased competition and our dependence on Sprint and Sprint’s changes to various programs and fees, have had an adverse affect on AirGate’s business and have led the Company to revise its business strategy and take actions to cut costs. These actions included the following:

•	Restructuring the AirGate organization and eliminating more than 150 positions;

•	Reducing capital expenditures;

•	Reducing spending for sales and marketing activities; and

•	Reducing network operating costs by more closely managing connectivity costs.

      In November 2003, AirGate entered into an amendment to the AirGate credit facility. Some of the changes effected by the amendment clarify certain ambiguities and modify the definition and period for calculating EBITDA for purposes of complying with financial covenants under the credit facility. Management expects these changes to generally assist AirGate in complying with these financial covenants for the next twelve months.

      Under our current business plan, the Company’s compliance with the financial covenants under the AirGate credit facility is not assured and the Company’s ability to generate sufficient cash flow to meet its financial covenants and payment obligations in 2005 and beyond is substantially uncertain. In addition, there is substantial risk that under its current business plan, the Company would not have sufficient liquidity to meet its cash interest obligations under the Old AirGate Notes (defined below) in 2006. As a result, the Company has currently proposed a financial restructuring (the “Recapitalization Plan”) which includes, but is not limited to the following:

•	An offer to exchange all of the outstanding 13.5% senior subordinated discount notes due 2009 (the “Old AirGate Notes”) for (i) newly issued share of common stock representing 56% of the shares of common stock to be issued and outstanding immediately after the Recapitalization Plan and (ii) $160.0 million aggregate principal amount of newly issued 9 3/8% senior subordinated notes due 2009 (the “New Notes”);

•	A consent solicitation to remove substantially all of the restrictive covenants in the indenture governing the Old AirGate Notes, release collateral that secures the Company’s obligations thereunder and obtain waivers of any defaults or events of default that occur in connection with the restructuring.

•	A 1:5 reverse stock split.

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the event that the conditions for the consummation of the Recapitalization Plan are not satisfied, including, for example, the failure to meet the minimum tender condition, the Company’s board of directors may elect, assuming that it receives sufficient acceptances from the holders of the Old AirGate Notes, to seek as an alternative to the Recapitalization Plan, the confirmation of a prepackaged plan of reorganization within the next year. It is anticipated that any prepackaged plan of reorganization would effect the same transactions contemplated by the Recapitalization Plan. If a prepackaged plan of reorganization or bankruptcy case of any kind is commenced with regard to the Company, it would constitute a default under the AirGate senior credit facility and the indenture governing the Old AirGate Notes. Such a default could result in an acceleration of the debt represented by the senior credit facility and the Old AirGate Notes.

      The completion of the financial restructuring will improve AirGate’s cash flow by significantly reducing debt service payments in 2005 and beyond. If the financial restructuring is not effected, through the Recapitalization Plan or the prepackaged plan, management intends to take actions to enable the Company to meet its debt service requirements and other capital needs. Such actions may include seeking additional amendments to our credit facility to avoid future financial covenant defaults, seeking additional sources of financing, and further reducing general and administrative, sales and marketing and capital spending. There can be no assurance that these actions will be sufficient to enable the Company to generate sufficient cash flow to meet its financial covenants and payment obligations.

(2)	Goodwill and Asset Impairments

      On November 30 2001, the Company completed the acquisition of iPCS. Significant amounts of goodwill and other intangible assets were recorded as part of this acquisition (note 10). The original purchase price allocation of this acquisition was recorded in the quarter ended December 31, 2001. During the quarter ended March 31, 2002, the original purchase price allocation was adjusted, which resulted in a reclassification of amounts between goodwill, deferred income tax liabilities, intangibles related to the amount assigned to the right to provide service under the Sprint Agreements and other assets and liabilities. The Company recorded a goodwill impairment charge of $261.2 million during the quarter ended March 31, 2002, and $199.7 million during the quarter ended September 30, 2002. During the quarter ended September 30, 2002, the Company recorded an impairment charge for property and equipment totaling $44.5 million and impairment of intangible assets totaling $312.0 million. The purchase of iPCS and the accounting for the acquisition are described further in notes 10 and 11.

      The wireless telecommunications industry experienced significant declines in market capitalization throughout most of 2002. These significant declines in market capitalization resulted from concerns regarding anticipated weakness in future subscriber growth, increased subscriber churn, anticipated future lower average revenue per user (“ARPU”) and liquidity concerns. As a result of these industry trends, the Company experienced significant declines in its market capitalization subsequent to its acquisition of iPCS. Additionally, there were significant adverse changes to the business plan for iPCS. These changes included lower new subscribers, lower ARPU, increased service and pass through costs from Sprint and lower roaming margins from Sprint. Wireless industry acquisitions subsequent to the Company’s acquisition of iPCS have been valued substantially lower on a price per population and a price per subscriber basis. As a result of these transactions and industry trends, the Company believed that the fair value of iPCS and its assets had been reduced. Accordingly, the Company on two occasions during 2002 performed fair value assessments of iPCS and its assets. In determining the March 31, 2002 fair value assessment, the Company utilized a combination of a market approach along with a discounted cash flow approach. As there were no comparable transactions during the later half of 2002, the Company utilized a discounted cash flow approach to determine the valuation at September 30, 2002. The Company recorded goodwill impairments of approximately $261.2 million and $199.7 million during the quarters ended March 31, 2002 and September 30, 2002, respectively, as a result of these fair value assessments.

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the quarter ended September 30, 2002, the Company recorded an impairment for intangible assets of $312.0 million reflecting an impairment of iPCS’ right to provide service under the Sprint Agreements and the acquired subscriber base. The right to provide service under iPCS’ Sprint Agreements and its acquired subscriber base were recorded as a result of the iPCS acquisition. The value and lives assigned to these intangibles were $323.3 million and 205 months and $52.4 million and 30 months, respectively. As discussed above, the impairment arose from significant adverse changes to the iPCS business plan. As a result, the Company adjusted the carrying value of the right iPCS had to provide service under the Sprint Agreements and the value of the acquired subscriber base to their fair values at September 30, 2002.

      During the quarter ended September 30, 2002, the Company recorded an asset impairment for the property and equipment (principally network assets) of iPCS of $44.5 million. As discussed above, the impairment arose from significant adverse changes to the business plan for iPCS as well as a generally weak secondary market for telecommunications related equipment.

(3)	Summary of Significant Accounting Policies

(a) Revenue Recognition

      The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. Effective July 1, 2003 the Company adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. The consensus guidance is applicable to agreements entered into for quarters beginning after June 15, 2003. The adoption of EITF 00-21 has resulted in substantially all of the activation fee revenue generated from Company-owned retail stores and associated costs being recognized at the time the related wireless handset is sold and it is classified as equipment revenue and cost of equipment, respectively. Upon adoption of EITF 00-21, previously deferred revenues and costs will continue to be amortized over the remaining estimated life of a subscriber, not to exceed 30 months. Revenue and costs for activations at other retail locations will continue to be deferred and amortized over their estimated lives. The impact of adoption EITF 00-21 had the affect of increasing equipment revenue by $0.4 million and increasing costs of equipment by $0.3 million, which otherwise would have been deferred and amortized.

      For activations not recognized under the scope of EITF 00-21, the Company defers activation fee revenue over the average life of its subscribers, which is estimated to be 30 months. The Company recognizes service revenue from its subscribers as they use the service. The Company provides a reduction of recorded revenue for billing adjustments, and estimated uncollectible late payment fees and early cancellation fees. The Company also reduces recorded revenue for rebates and discounts given to subscribers on wireless handset sales in accordance with EITF Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor’s Products).” For industry competitive reasons, the Company sells wireless handsets at a loss. The Company participates in the Sprint national and regional distribution programs in which national retailers such as Radio Shack and Best Buy sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for Sprint PCS products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Company’s Sprint Agreements, when a national retailer sells a handset purchased from Sprint to a subscriber in the

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s territory, the Company is obligated to reimburse Sprint for the handset subsidy. The Company does not receive any revenue from the sale of handsets and accessories by such national retailers. The Company classifies these handset subsidy charges as a selling and marketing expense for a new subscriber handset sale and classifies these subsidies as a cost of service and roaming for a handset upgrade to an existing subscriber. Handset subsidy charges included in selling and marketing for the years ended September 30, 2003, 2002, and 2001 were $9.7 million, $19.1 million, and $12.8 million, respectively. Excluding sales commissions, handset subsidy upgrade charges in cost of service and roaming for the year ended September 30, 2003 and 2002 were $7.8 million and $4.8 million, respectively. The Company did not incur handset subsidy upgrade charges for the year ended September 30, 2001.

      The Company records equipment revenue from the sale of handsets and accessories to subscribers in its retail stores upon delivery in accordance with EITF 00-21. The Company does not record equipment revenue on handsets and accessories purchased from national third-party retailers such as Radio Shack and Best Buy, or directly from Sprint by subscribers in its territory.

      Sprint retains 8% of collected service revenue from subscribers based in the Company’s markets and from non-Sprint subscribers who roam onto the Company’s network. The amount of affiliation fees retained by Sprint is recorded as cost of service and roaming. Revenue derived from the sale of handsets and accessories by the Company and from certain roaming services (outbound roaming and roaming revenue from Sprint PCS and its PCS network partner subscribers) are not subject to the 8% affiliation fee from Sprint.

(b)	Allowance for Doubtful Accounts

      Estimates are used in determining the allowance for doubtful accounts and are based on historical collection and write-off experience, current trends, credit policies and accounts receivable by aging category, including current trends in the credit quality of its subscriber base. In determining these estimates, the Company compares historical write-offs in relation to the estimated period in which the subscriber was originally billed. The Company also looks at the average length of time that elapses between the original billing date and the date of write-off in determining the adequacy of the allowance for doubtful accounts by aging category. From this information, the Company provides specific amounts to the aging categories. The Company provides an allowance for substantially all receivables over 90 days old.

      Using historical information the Company provides a reduction in revenues for certain billing adjustments, late payment fees and early cancellation fees that it anticipates will not be collectible. The reserve for billing adjustments, late payment fees and early cancellation fees are included in the allowance for doubtful accounts balance. If the allowance for doubtful accounts is not adequate, it could have a material adverse affect on the Company’s liquidity, financial position and results of operations.

(c)	Reserve for First Payment Default Subscribers

      Prior to March 2003, the Company estimated the percentage of new subscribers that would never pay a bill and reserved for the related percentage of monthly revenue through a reduction in revenues. In 2002, the Company reinstated the deposit requirement for sub-prime credit customers, and increased the deposit amount in February 2003. The Company believes that the re-imposition of and increase in deposit requirements as well as the continuation of spending limits for the sub-prime credit customers are sufficient to mitigate the collection risk. Additionally, the Company has experienced improvements in the credit quality of its subscriber base. Accordingly, in March 2003 the Company ceased recording this reserve. At September 30, 2002, there was approximately $1.3 million reserved for 7,126 first payment default subscribers.

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Cash and Cash Equivalents

      Cash and cash equivalents includes cash on hand, demand deposits and money market accounts with original maturities of three months or less.

(e)	Inventories

      Inventories consist of wireless handsets and related accessories held for resale. Inventories are carried at the lower of cost or market determined by using replacement costs.

(f)	Property and Equipment

      Property and equipment are stated at original cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

Estimated
Useful Life

Network assets	5 to 7 years
Computer equipment	3 to 5 years
Furniture, fixtures, and office equipment	5 years
Towers (included in network assets)	15 years

      Assets held under capital lease obligations are amortized over their estimated useful life or the lease term, whichever is shorter. Amortization of assets held under capital lease obligations are included in depreciation and amortization of property and equipment.

      Construction in progress includes expenditures for the purchase of network assets. The Company capitalizes interest on its construction in progress activities. When network assets are placed in service, the related assets are transferred from construction in progress to network assets and the Company depreciates those assets over their estimated useful life.

(g)	Investment in iPCS

      The accounts and results of iPCS are consolidated with AirGate and are included in the Company’s consolidated financial statements subsequent to November 30, 2001 and prior to February 23, 2003.

      Subsequent to February 23, 2003, the date iPCS filed for bankruptcy the Company no longer consolidates the accounts and results of iPCS. The Company follows the accounting literature of Statement of Financial Accounting Standards (“SFAS”) No. 94 “Consolidation of All Majority-Owned Subsidiaries” and Accounting Research Bulletin (“ARB”) No. 51 “Consolidated Financial Statements,” when control of a majority-owned subsidiary did not rest with the majority owners (as, for instance, where the subsidiary is in legal reorganization or in bankruptcy), ARB No. 51 precludes consolidation of the majority-owned subsidiary.

      The Company records the accounts of iPCS using the cost method of accounting subsequent to February 23, 2003. After iPCS filed for bankruptcy, the Company does not have the ability to exercise significant influence over the operations of iPCS. The carrying value of the iPCS investment is reported in long term liabilities on the balance sheet.

      On October 17, 2003, AirGate irrevocably transferred all of its shares of iPCS common stock to a trust for the benefit of AirGate shareholders. As of the date of the transfer to the trust, the iPCS investment (approximately $184 million credit balance carrying amount) will be eliminated and recorded as a non-monetary gain from disposition of discontinuing operations.

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Financing Costs

      Costs incurred for the AirGate and iPCS credit facilities and AirGate notes that were deferred and are being amortized as interest expense over the term of the respective financing arrangements using the straight-line method.

(i)	Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates applied to expected taxable income for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities for a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for deferred income tax assets based upon the Company’s assessment of whether it is more likely than not that the deferred income tax assets will be realized.

(j)	Basic and Diluted Net Loss Per Share

      Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For the years ended September 30, 2003, 2002, and 2001, all outstanding stock options and common stock underlying stock purchase warrants as detailed in Note 8 have been excluded from the computation of dilutive net loss per share for all periods presented because their effect would have been antidilutive. The following table shows those potentially dilutive securities with exercise prices less than market prices of common stock in the respective period using the treasury stock method:

	Years Ended September 30,

	2003	2002	2001

Common stock options	22,194	222,671	510,620
Common stock underlying stock purchase warrants	40,434	40,995	90,612

Total	62,628	263,666	601,232

(k)	Impairment of Long-Lived Assets and Goodwill

      The Company accounts for long-lived assets and goodwill in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset. SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets. The Company no longer has any assets recorded subject to SFAS 142 impairment testing. As of September 30, 2002, the Company recorded substantial write-offs of long lived assets and goodwill relating to its iPCS subsidiary (see Notes 2 and 11).

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(l)	New Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” which is effective at the beginning of the first interim period beginning after June 15, 2003. However, certain aspects of SFAS 150 have been deferred. SFAS No. 150 establishes standards for the Company’s classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company will continue to review SFAS No. 150; however, the Company does not expect SFAS 150 to have a material impact on the Company’s financial position, results of operations, or cash flows.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement of 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for hedging of contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and did not have a material impact on the Company’s results of operations, financial position, or cash flows.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. This interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation is generally effective for interim periods ending after December 15, 2003 for all variable interests in variable interest entities created prior to January 31, 2003. The adoption of Interpretation No. 46 is not anticipated to have a material impact on the Company’s financial position, results of operations, or cash flows.

      In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS No. 123 and 148.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company guarantees certain lease commitments of its restricted subsidiaries. The maximum amount of these guarantees is included in note 13. Also, the handsets sold by the Company are under a one-year warranty from Sprint. If a customer returns a handset for warranty, the Company generally provides the customer with a refurbished handset and sends the warranty handset to Sprint for repair. Sprint provides a credit to the Company equal to the retail price of the refurbished handset. Therefore, the warranty expense for the Company is not deemed material.

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on October 1, 2002. There was no material impact on adoption of this statement.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses. The adoption of SFAS No. 145 by the Company on October 1, 2002 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

(n)	Concentration of Risk

      The Company’s cell sites are located on towers which are leased from a limited number of tower companies, with one company owning approximately 34% of the Company’s leased towers. Additionally, the Company derives substantial revenues and expenses from Sprint and Sprint PCS (see note 4).

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

      A significant amount of the Company’s financial transactions result from the Company’s relationship with Sprint. Additionally, Sprint holds approximately four to eleven days of the Company’s subscriber lockbox receipts prior to remitting those receipts to the Company weekly. Refer to note 4 for information on the Company’s transactions with Sprint.

      Concentrations of credit risk with respect to accounts receivables are limited due to a large subscriber base. Initial credit evaluations of subscribers’ financial condition are performed and security deposits are generally obtained for subscribers with a high credit risk profile. The Company maintains an allowance for doubtful accounts for potential credit losses.

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o)	Comprehensive Income (Loss)

      No statements of comprehensive income (loss) have been included in the accompanying consolidated financial statements since the Company does not have any elements of other comprehensive income (loss) to report.

(p)	Advertising Expenses

      The Company expenses advertising costs when the advertisement occurs. Total advertising expenses amounted to approximately $8.5 million in 2003, $30.9 million in 2002 and $13.0 million in 2001 and are included in selling and marketing expenses in the accompanying consolidated statements of operations.

(q)	Segments

      While iPCS was an unrestricted subsidiary of AirGate, both AirGate and iPCS provided wireless PCS services as network partners of Sprint. Both AirGate and iPCS offer similar products and services through similar retail channels to a broad range of wireless customers in their respective markets. Consequently, these entities have been aggregated into a single operating segment in accordance with the provisions of SFAS No. 131 — “Disclosures about Segments of an Enterprise and Related Information.”

(r)	Stock-based Compensation Plans

      We have elected to continue to account for our stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and disclose pro forma effects of the plans on a net loss and loss per share basis as provided by SFAS No. 123, “Accounting for Stock-Based Compensation.” We did not recognize compensation expense with respect to options that had an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Had compensation cost for these options been recognized based on fair value at the grant dates under the related provisions of SFAS No. 123, the pro forma net loss and loss per share during the fiscal years ended September 30, 2003, 2002 and 2001 would have been as follows (in thousands, except per share data):

	Years Ended September 30,

	2003	2002	2001

Net loss, as reported	$(84,757)	$(996,617)	$(110,990)
Add: stock based compensation expense included in determination of net loss	650	769	1,665
Less: stock-based compensation expense determined under the fair value based method	(9,698)	(9,138)	(5,585)

Pro forma net loss	$(93,805)	$(1,004,986)	$(114,910)

Basic and diluted weighted-average outstanding common shares	25,908,414	23,751,507	13,089,285
Basic and diluted loss per share:
As reported	$(3.27)	$(41.96)	$(8.48)
Pro forma	$(3.62)	$(42.31)	$(8.78)

(s)	Asset Retirement Obligations

      The Company’s network is primarily located on leased property and the Company has certain legal obligations, principally related to its tower leases, which fall within the scope of SFAS No. 143 “Accounting for Asset Retirement Obligations”. These legal obligations upon lease termination primarily

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include certain obligations to remediate leased tower space and land on which the Company’s network equipment is located. In addition, the Company has leases related to switch site, retail and administrative locations subject to the provisions of SFAS No. 143. During the fiscal year ended September 30, 2003, the Company recorded an initial asset retirement obligation of approximately $0.2 million, and capitalized the same amount by increasing the carrying cost of the related asset. For the year ended September 30, 2003, the Company recorded approximately $0.2 million of depreciation and accretion expense.

(t)	Reclassifications

      Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(4)	Sprint Agreements

      Under the Sprint Agreements, Sprint is obligated to provide the Company with significant support services such as billing, collections, long distance, customer care, network operations support, inventory logistics support, use of Sprint brand names, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue and expense when Sprint’s and Sprint’s network partners’ wireless subscribers incur minutes of use in the Company’s territories and when the Company’s subscribers incur minutes of use in Sprint and other Sprint network partners’ PCS territories. These transactions are recorded as roaming revenue, cost of service and roaming, cost of equipment, and selling and marketing expense in the accompanying consolidated statements of operations. Cost of service and roaming transactions include the 8% affiliation fee, long distance charges, roaming expense and costs of service such as billing, collections, customer service and pass-through expenses. Cost of equipment transactions relate to inventory purchased by the Company from Sprint under the Sprint agreements. Selling and marketing transactions relate to subsidized costs on handsets and commissions paid by the Company under Sprint’s national distribution programs. Amounts recorded relating to the

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sprint agreements for the years ended September 30, 2003, 2002 and 2001 are as follows (dollars in thousands):

	Years Ended September 30,

	2003	2002	2001

Amounts included in the Consolidated Statement of Operations:
AirGate roaming revenue	$63,798	$70,002	$53,863

AirGate cost of service and roaming:
Roaming	$50,383	$52,746	$40,472
Customer service	40,014	40,454	15,526
Affiliation fees	18,358	15,815	7,603
Long distance	12,485	13,846	6,556
Other	1,902	2,115	1,252

Total cost of service and roaming	$123,142	$124,976	$71,409

AirGate cost of equipment	$18,051	$23,662	$19,405

AirGate selling and marketing	$12,440	$21,728	$20,827

iPCS roaming revenue	$14,724	$33,137	$—

iPCS cost of service and roaming:
Roaming	$12,158	$25,723	$—
Customer service	11,760	19,367	—
Affiliation fees	4,911	8,011	—
Long distance	3,281	7,686	—
Other	461	781	—

Total cost of service and roaming	$32,571	$61,568	$—

iPCS cost of equipment	$6,124	$17,097	$—

iPCS selling and marketing	$3,138	$9,970	$—

      Amounts included in the Consolidated Balance Sheet:

	As of September 30,

	2003	2002

Receivable from Sprint	$15,809	$44,953
Payable to Sprint	(45,069)	(88,360)

      The Company reclassified approximately $10.0 million of subscriber accounts receivable for the fiscal year ended September 30, 2002 to a receivable from Sprint. The Company believes at least $10.0 million was payable from Sprint, but Sprint acknowledged that only $5.8 million was owed to AirGate. The Company provided an allowance to reflect the receivable at its net realizable value at September 30, 2002. The Company collected this amount subsequent to September 30, 2002.

      Because approximately 95% of our revenue is collected by Sprint and 64% of cost of service and roaming in our financial statements are derived from fees and charges by (or through) Sprint, we have a variety of settlement issues and other contract disputes open and outstanding from time to time. Currently,

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this includes, but is not limited to, the following items, all of which for accounting purposes have been reserved or otherwise provided for:

•	In fiscal year 2002, Sprint PCS asserted it has the right to recoup up to $3.9 million in long-distance access revenues previously paid by Sprint PCS to AirGate, for which Sprint PCS has invoiced $1.2 million. We have disputed these amounts.

•	Sprint invoiced AirGate approximately $0.4 million with respect to fiscal year 2002 and $1.3 million for fiscal year 2003 to reimburse Sprint for certain 3G related development expenses. We are disputing Sprint’s right to charge 3G fees in 2002 and beyond.

•	Sprint invoiced AirGate software maintenance fees of approximately $1.7 million for each of fiscal years 2002 and 2003. We are disputing Sprint’s right to charge software maintenance fees.

•	During the fiscal year 2003, Sprint invoiced AirGate $2.6 million of information technology (IT) expenses including reimbursement for the amortization of IT projects completed by Sprint. The Company has disputed Sprint’s right to collect these fees.

      The payable to Sprint includes disputed amounts for which Sprint has invoiced AirGate approximately $8.9 million. The invoiced amount does not include $2.7 million for long-distance access revenues claimed but not invoiced by Sprint, or fees relating to disputed 3G, software maintenance and information technology after September 30, 2003.

      We intend to vigorously contest these charges and to closely examine all fees and charges imposed by Sprint. In addition to these disputes, we have other outstanding issues with Sprint which could result in set-offs to the items described above or in payments due from Sprint. For example, we believe Sprint has failed to calculate, pay and report on collected revenues in accordance with our agreements with Sprint, which, together with other cash remittance issues, has resulted in a shortfall in cash payments to AirGate. Sprint has unilaterally reduced the reciprocal roaming rate charged among Sprint and its network partners, in a manner which we believe is a breach of our agreements with Sprint.

      During the year ended September 30, 2003, AirGate recorded $3.6 million (not including $1.3 million for monthly service charges as described below) in credits from Sprint as a reduction of cost of services and $3.7 million as an increase in revenues. We are reviewing whether additional amounts are due AirGate and we continue to discuss with Sprint the proper method for calculating, paying and reporting on collected revenues and other matters.

      Sprint determines monthly service charges at the beginning of each calendar year. Sprint takes the position that at the end of each year, it calculates the costs to provide these services for its network partners and requires a final settlement against the charges actually paid. If the costs to provide these services are less than the amounts paid by the amounts paid by Sprint’s network partners, Sprint issues a credit for these amounts. If the costs to provide the services are more that the amounts paid by Sprint’s network partners, Sprint charges the network partners for these amounts. During the fiscal year ended September 30, 2003, Sprint credited AirGate $1.3 million, which was recorded as a reduction to cost of service.

      The Sprint Agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. AirGate was in compliance in all material respects with these requirements as of September 30, 2003.

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Property and Equipment

      Property and equipment as of September 30, 2003 and 2002 consists of the following (dollars in thousands):

	2003	2002

Network assets	$288,399	$461,806
Computer equipment	6,712	10,723
Furniture, fixtures, and office equipment	12,069	14,985
Vehicles	—	891
Construction in progress	876	23,663

Total property and equipment	308,056	512,068
Less accumulated depreciation and amortization	(129,986)	(112,913)

Total property and equipment, net	$178,070	$399,155

      Interest capitalized for the years ended September 30, 2003, 2002 and 2001 totaled $0.4 million, $7.1 million and $2.9 million, respectively.

(6)	Long Term Debt and Capital Lease Obligations

      Long-term debt consists of the following at September 30, 2003 and 2002 (dollars in thousands):

	2003	2002

AirGate credit facility, net of unaccreted discount of $178 and $376, respectively	$151,297	$136,124
AirGate notes, $300,000 due at maturity, at accreted carrying value, net of unamortized premium of $7,644 and $8,649, respectively	252,987	220,164
iPCS credit facility	—	130,000
iPCS notes, $300,000 due at maturity, at accreted carrying value, net of unamortized premium of $38,060	—	222,908
iPCS capital lease obligations	—	568

Total long-term debt and capital lease obligations	404,284	709,764
Current maturities of long-term debt and capital lease obligations	17,775	354,936

Long-term debt and capital lease obligations, excluding current maturities	$386,509	$354,828

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of September 30, 2003, future scheduled principal payments under indebtedness for the next five years and thereafter are as follows (dollars in thousands):

	AirGate Credit
Years Ending September 30,	Facility	AirGate Notes	Total

2004	$17,775	$—	$17,775
2005	23,700	—	23,700
2006	30,107	—	30,107
2007	39,893	—	39,893
2008 and Thereafter	40,000	300,000	340,000

Total future principal payments on long-term debt	151,475	300,000	451,475
Less amount representing unaccreted discounts	(178)	(47,013)	(47,191)

Total future principal payments on long-term debt, net of unaccreted discounts	151,297	252,987	404,284
Less current maturities	(17,775)	—	(17,775)

Long-term debt, excluding current maturities	$133,522	$252,987	$386,509

AirGate Credit Facility

      On August 16, 1999, AirGate entered into a $153.5 million senior credit facility. The AirGate credit facility provides for (i) a $13.5 million senior secured term loan (the “Tranche I Term Loan”) which matures on June 6, 2007, and (ii) a $140.0 million senior secured term loan (the “Tranche II Term Loan”) which matures on September 30, 2008. Mandatory quarterly payments of principal are required beginning December 31, 2002 for the Tranche I Term Loan and March 31, 2004 for the Tranche II Term Loan payments initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. A commitment fee of 1.50% on unused borrowings under the AirGate credit facility is payable quarterly and included in interest expense. For the years ended September 30, 2003, 2002 and 2001, commitment fees totaled $0.1 million, $0.6 million and $1.5 million, respectively. No amounts remain available for borrowing under the AirGate credit facility as of September 30, 2003. The AirGate credit facility is secured by all the assets of AirGate and its restricted subsidiaries. In connection with this financing, AirGate issued Lucent Technologies, in its capacity as administrative agent and manager, warrants to purchase 139,035 shares of common stock that were exercisable upon issuance. Additionally, AirGate incurred origination fees and expenses of $5.0 million, which have been recorded as financing costs and are amortized to interest expense using the straight-line method over the life of the agreement. The interest rate for the AirGate credit facility is determined on a margin above either the prime lending rate in the United States or the London Interbank Offer Rate. At September 30, 2003 and 2002, the weighted average interest rate on outstanding borrowings was 5.05% and 5.6%, respectively.

      The AirGate credit facility contains ongoing financial covenants, including reaching covered population targets, maximum annual spending on capital expenditures, attaining minimum subscriber revenues, and maintaining certain leverage and other ratios such as debt to total capitalization, debt to EBITDA (as defined in credit facility agreement, “Bank EBITDA”) and Bank EBITDA to fixed charges. The AirGate credit facility restricts the ability of AirGate and its restricted subsidiaries to: create liens; incur indebtedness; make certain payments, including payments of dividends and distributions in respect of capital stock; consolidate, merge and sell assets; engage in certain transactions with affiliates; and fundamentally change its business. As of September 30, 2003, AirGate was in compliance in all material respects with covenants contained in the AirGate credit facility, as amended.

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In contemplation of the proposed restructuring, AirGate entered into an amendment to the AirGate credit facility on November 30, 2003. Certain changes are effective for periods ended December 31, 2003 and are used in determining compliance with financial covenants for periods ended December 31, 2003 and thereafter. These changes include (i) changes to the definition of Bank EBITDA to provide that, among other things, in determining Bank EBITDA, certain additional items will be added back to our consolidated net income or loss (to the extent deducted in determining such income or loss), including any charges incurred in connection with the restructuring, up to $2.0 million per year to pursue claims against, or dispute claims by, Sprint; up to $5.0 million in start-up costs in connection with any outsourcing billing and customer care services, and (ii) calculating the ratio of total debt to Bank EBITDA and senior secured debt to Bank EBITDA based on the four most recent fiscal quarters, rather than the last two quarters annualized. In addition, the amendment provides for a waiver, effective as of September 30, 2003, of the requirement that the Company deliver an opinion of its independent auditors with respect to the financial statements for the year ended September 30, 2003 that does not contain a going concern or other similar qualification.

      The effectiveness of other changes made by the amendment is conditioned on, among other things, at least 90% of the face value of the Old AirGate Notes having been exchanged in the restructuring. These changes include: (i) deleting the minimum subscriber covenant, (ii) revising the threshold requirements for minimum revenues and most of the ratios that we are required to maintain; (iii) providing AirGate the ability to incur certain other limited indebtedness and related lien; make certain limited investments and form subsidiaries under limited circumstances that are not subject to certain restrictive covenants contained in the credit facility or required to guarantee the credit facility and (iv) permitting AirGate to repurchase, at a discount, the old notes or the new notes from our cash on hand in an aggregate amount not to exceed $25 million in value of those notes, provided that we at the same time incur an equal amount of permitted subordinated indebtedness.

      The amendment will not affect any of the other provisions of the AirGate credit facility, including those which restrict AirGate’s ability to merge, consolidate or sell substantially all of its assets. In connection with the amendment, the Company has agreed to prepay $10.0 million in principal under the credit facility, which will be credited against principal payments otherwise due in 2004 and 2005 in the amount of $7.5 million and $2.5 million, respectively. The prepayment is required only if the Recapitalization Plan is completed. The amendment will not otherwise affect AirGate’s obligation to pay interest, premium, if any, or principal on the AirGate credit facility, when due.

Old AirGate Notes

      On September 30, 1999, the Company received proceeds of $156.1 million from the issuance of the Old AirGate Notes, which consisted of 300,000 units, each unit consisting of $1,000 principal amount at maturity of 13.5% senior subordinated discount notes due 2009 and one warrant to purchase 2.148 shares of common stock at a price of $0.01 per share (see Note 8). The accreted value outstanding as of September 30, 2003 of the AirGate notes was $253.0 million. The Company incurred expenses, underwriting discounts and commissions of $6.6 million related to the old notes, which have been recorded as financing costs and are amortized to interest expense using the straight-line method, over the life of the agreement. The old notes contain certain covenants relating to limitations on AirGate’s ability to, among other acts, sell assets, incur additional indebtedness, and make certain payments. The AirGate notes restrict the ability of AirGate and its restricted subsidiaries to: create liens; incur indebtedness; make certain payments, including payments of dividends and distributions in respect of capital stock; consolidate, merge and sell assets; engage in certain transactions with affiliates; and fundamentally change its business. As of September 30, 2003, AirGate was in compliance in all material respects with all covenants governing the AirGate notes.

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

iPCS Credit Facility and Notes

      iPCS has a $130 million credit facility maturing on December 31, 2008. iPCS also has 14% notes due in 2010 of $300 million principal amount at maturity. As of December 31, 2002, iPCS was in default under certain covenants contained in its credit facility and the indenture governing its notes. In addition, on January 30, 2003, iPCS ceased making interest payments under the iPCS credit facility. As a result, the senior lenders had the ability to accelerate iPCS’ payment obligations under the iPCS credit facility and the holders of the iPCS notes had the ability to accelerate iPCS’ payment obligations under iPCS’ indenture. On February 23, 2003, iPCS, Inc. and its subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc., filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Georgia for the purpose of effecting a court-administered reorganization. Immediately prior to iPCS’ bankruptcy filing, the lenders under the iPCS credit facility accelerated iPCS’ payment obligations as a result of existing defaults under that facility. As a result of this acceleration, the iPCS credit facility and notes were classified as current maturities on the consolidated balance sheet at September 30, 2002.

(7)	Fair Value of Financial Instruments

      Fair value estimates and assumptions and methods used to estimate the fair value of the Company’s financial instruments are made in accordance with the requirements of SFAS No. 107, “Disclosure about Fair Value of Financial Instruments.” The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts (dollars in thousands).

	September 30, 2003		September 30, 2002

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$54,078	$54,078	$32,475	$32,475
Accounts receivable, net	26,994	26,994	38,127	38,127
Receivable from Sprint	15,809	15,809	44,953	44,953
Accounts payable	5,945	5,945	18,152	18,152
Accrued expenses	12,104	12,104	20,950	20,950
Payable to Sprint	45,069	45,069	88,360	88,360
AirGate credit facility	151,297	147,688	136,124	112,302
iPCS credit facility	—	—	130,000	81,250
AirGate notes	252,987	227,813	220,164	25,125
iPCS notes	—	—	222,908	13,500

(a)	Cash and cash equivalents, accounts receivable net, receivable from Sprint, accounts payable, accrued expenses and payable to Sprint.

      Management believes that the carrying amounts of these items are reasonable estimates of their fair value due to the short-term nature of the instruments.

(b)	Long-term debt

      Long-term debt is comprised of the AirGate credit facility, AirGate notes, iPCS credit facility and iPCS notes. The fair value of the AirGate and iPCS notes are stated at quoted market prices. As there is no active market for the AirGate and iPCS credit facilities, management has estimated the fair values of

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the AirGate and iPCS credit facilities based upon the Company’s analysis and discussions with individuals knowledgeable about such matters.

(8)	Stockholders’ Deficit

(a) Common Stock Purchase Warrants

      On August 16, 1999, AirGate issued stock purchase warrants to Lucent Technologies in consideration of the AirGate credit facility. The exercise price of the warrants equals 120% of the price of one share of common stock at the closing of the initial public offering, or $20.40 per share, and the warrants were exercisable for an aggregate of 128,860 shares of AirGate’s common stock. AirGate allocated $0.7 million of the proceeds from the AirGate credit facility to the fair value of the warrants calculated using the Black-Scholes option pricing model and recorded an original issue discount on the AirGate credit facility, which is recognized as interest expense over the period from the date of issuance to the maturity date using the effective interest method. In September 2000, all of such warrants were exercised.

      In June 2000, AirGate issued stock purchase warrants to Lucent Technologies to acquire 10,175 shares of common stock on terms identical to those discussed in the previous paragraph, all of which were outstanding as of September 30, 2003. These warrants expire on August 15, 2004. The Company recorded a discount on the AirGate credit facility of $0.3 million, which represents the fair value of the warrants on the date of grant using a Black-Scholes option pricing model. The discount is recognized as interest expense over the period from the date of issuance to maturity using the effective interest method.

      On September 30, 1999, as part of offering the AirGate notes, the Company issued warrants to purchase 2.148 shares of common stock for each unit at a price of $0.01 per share. In January 2000, the Company’s registration statement on Form S-1 relating to warrants to purchase 644,400 shares of common stock issued together, as units, with AirGate’s $300 million of 13.5% senior subordinated discount notes due 2009, was declared effective by the Securities and Exchange Commission. The Company allocated $10.9 million of the proceeds from the units offering to the fair value of the warrants and recorded an original issue discount on the notes, which is recognized as interest expense over the period from issuance to the maturity date using the effective interest method. For the years ended September 30, 2003, 2002 and 2001, accretion of the discount from the warrants totaling $1.0 million, $0.9 million and $0.8 million, respectively, was recorded as interest expense. The warrants became exercisable beginning upon the effective date of the registration statement registering such warrants, for an aggregate of 644,400 shares of common stock, and expire October 1, 2009. As of September 30, 2003, warrants representing 18,690 shares of common stock were outstanding. These warrants require liability classification measured at fair value. The fair value of the warrants at September 30, 2003 and 2002 were $0.1 million and $0.1 million, respectively.

      As part of the acquisition of iPCS by AirGate, AirGate assumed warrants previously issued by iPCS in connection with the iPCS notes. The warrant holders may purchase 475,351 shares of Company common stock with an exercise price of $34.51 per share all of which were outstanding as of September 30, 2003. Additionally, the Company assumed warrants on 183,584 shares of the Company’s common stock previously issued by iPCS in connection with iPCS’ amendment of its management agreement with Sprint with an exercise price of $31.06 per share all of which were outstanding as of September 30, 2003. The warrants related to the iPCS notes became exercisable on July 15, 2001 for a period of ten years after the date of issuance. The warrants related to the Sprint Agreements were issued as a part of an amendment to the management agreement iPCS had with Sprint in connection with iPCS’ purchase of Sprint owned PCS territories in Michigan, Iowa and Nebraska and became exercisable by Sprint on July 15, 2001 and expire on July 15, 2007. These warrants require liability classification

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measured at fair value. The fair value of the iPCS note warrants at September 30, 2003 and 2002 was approximately $0.8 million and $0.1 million, respectively.

      The following is a summary of the aggregate common stock share activity for the Company’s warrants for the three years ended September 30, 2003:

	AirGate Lucent	AirGate Note	iPCS Note	iPCS Sprint
	Warrants —	Warrants —	Warrants —	Warrants —
	June 2000	September 1999	July 2000	July 2000	Total

Balance September 30, 2000	10,175	135,812	—	—	145,987
Shares issued upon exercise of warrants	—	(80,641)	—	—	(80,641)

Balance September 30, 2001	10,175	55,171	—	—	65,346
Warrants assumed upon acquisition of iPCS	—	—	475,351	183,584	658,935
Shares issued upon exercise of warrants	—	(15,001)	—	—	(15,001)

Balance September 30, 2002	10,175	40,170	475,351	183,584	709,280
Shares issued upon exercise of warrants	—	(21,480)	—	—	(21,480)

Balance September 30, 2003	10,175	18,690	475,351	183,584	687,800

(b)	Stock Compensation Plans

      In July 1999, the Board of Directors approved the 1999 Stock Option Plan, a stock option plan whereby 2,000,000 shares of common stock were reserved for issuance to employees. Options granted under the plan vest at various terms up to a five-year period beginning at the grant date and expire ten years from the date of grant. During the year ended September 30, 2000, unearned stock compensation of $2.2 million was recorded for option grants made during that period representing the difference between the exercise price at the date of grant and the fair value at the date of grant. Non-cash stock compensation is recognized over the period in which the related services are rendered.

      On January 31, 2001, the Board of Directors approved the 2001 Non-Executive Stock Option Plan, under which 150,000 shares of common stock were reserved for issuance to employees. Options granted under the plan vest ratably over a four-year period beginning at the grant date and expire ten years from the date of grant.

      On July 31, 2001, the Board of Directors approved the AirGate PCS, Inc. 2001 Non-Employee Director Compensation Plan. Pursuant to the plan, non-employee directors receive an annual retainer, which may be comprised of cash, restricted stock or options to purchase shares of Company common stock. Each non-employee director that joins the Company’s board of directors also receives an initial grant of options to acquire 10,000 shares of Company common stock. The options vest in three equal annual installments beginning on the first day of the plan year following the year of grant. In addition, each participant receives an annual grant of options to acquire 7,500 shares of Company common stock. In lieu of this annual grant, the recipient may elect to receive three year’s worth of annual option grants in a single upfront grant to acquire 22,500 shares of Company common stock that vest in three equal annual installments. All options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant and expire ten years after the date of grant.

      On January 31, 2001, the board of directors approved the 2001 Employee Stock Purchase Plan (the “ESPP”), under which 200,000 shares of common stock were reserved for purchase. The ESPP was

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approved by shareholders and became effective January 31, 2001. The ESPP allows employees to make voluntary payroll contributions towards the purchase of Company common stock. At the end of each offering period, participating employees are able to purchase company common stock at a 15% discount to the market price of the Company’s common stock at the beginning or end of the offering period, whichever is lower. As of December 31, 2002, the end of the most recent offering period, 126,726 shares of common stock had been issued under the ESPP, and 73,274 shares remain reserved for future issuance.

      On December 18, 2001, the board of directors approved the AirGate PCS, Inc. 2002 Long-Term Incentive Plan (the “2002 Plan”), under which 1,500,000 shares of Company common stock were reserved for issuance to select employees and officers, directors and consultants of the Company. Options granted under the 2002 Plan vest on such terms as determined by the Company’s compensation committee (generally ratably over four years), and expire ten years after the date of grant. The 2002 Plan was approved by shareholders and became effective on February 26, 2002. Upon approval of the 2002 Plan by the Company’s shareholders, the right to grant awards under the 1999 Stock Option Plan and the 2001 Non-Executive Stock Option Plan were terminated, and shares granted under the 2001 Non-Employee Director Plan are reserved under the authority of the 2002 Plan.

      The Company issued 30,000 and 12,067 shares of restricted stock to employees during the fiscal year ended September 30, 2003 and 2002, respectively. The restrictions on the stock lapse over a period of time of up to 4 years. The Company has recorded the fair value of the shares issued of $0.02 million and $0.3 million for fiscal years 2003 and 2002, respectively, as unearned stock compensation and is amortizing such amounts to non-cash stock compensation over the vesting period.

      The weighted-average grant date fair value of stock option grants for the years ended September 30, 2003, 2002, and 2001 was $0.53, $26.29, and $31.10, respectively. The fair value of stock options granted was estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended September 30,

	2003	2002	2001

Risk-free interest return	3.5%	2.3%	3.5%
Volatility	112.0%	180.0%	100.0%
Dividend yield	0%	0%	0%
Expected life in years	4	4	4

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes activity under the Company’s stock option plans:

	Number of	Weighted-Average
	Options	Exercise Price

Options outstanding as of September 30, 2000	1,504,645	$28.72
Granted	502,587	41.35
Exercised	(467,556)	14.39
Forfeited	(82,741)	36.66

Options outstanding as of September 30, 2001	1,456,935	37.23
Options assumed in acquisition of iPCS	478,069	31.99
Granted	637,689	27.45
Exercised	(33,558)	26.86
Forfeited	(279,372)	35.30

Options outstanding as of September 30, 2002	2,259,763	33.95
Granted	471,500	0.72
Forfeited	(1,454,193)	36.47

Options outstanding as of September 30, 2003	1,277,070	$18.32

      As previously discussed, the Company maintains several stock option plans with total reserved shares of approximately 2,159,706. The number of shares of the Company’s common stock available for future grant under the Company’s stock option plans was 882,636 as of September 30, 2003.

      The following table summarizes information for stock options outstanding and exercisable at September 30, 2003:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (in Years)	Price	Exercisable	Price

$ 0.26-$ 0.64	137,300	8.72	$0.47	—	—
$ 0.82-$ 0.82	274,000	9.21	$0.82	—	—
$ 0.87-$12.32	203,789	8.65	$6.95	54,455	$7.43
$12.50-$29.18	287,887	6.13	$21.95	239,277	$22.36
$34.52-$36.75	164,934	5.97	$34.76	141,339	$34.71
$39.22-$46.66	149,974	7.12	$42.83	91,589	$42.69
$46.88-$57.21	54,186	7.29	$50.12	30,795	$49.63
$98.50-$98.50	5,000	6.44	$98.50	4,000	$98.50

$ 0.26-$98.50	1,277,070	7.62	$18.32	561,455	$29.38

      As of September 30, 2002, 854,845 options were exercisable with a weighted average exercise price of $34.59. As of September 30, 2001, 406,445 options were exercisable with a weighted average exercise price of $30.05.

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Preferred Stock

      The Company’s articles of incorporation authorize the Company’s board of directors to issue up to 5 million shares of preferred stock without stockholder approval. The Company has not issued any preferred stock as of September 30, 2003.

(d)	Non-Cash Stock Compensation

      The Company’s non-cash stock compensation expense has been recorded to reflect the difference between the exercise price and the fair market value of the Company’s common stock and restricted stock at the date of grant. The expense is recognized over the period in which the related services are rendered. The amounts below have been reflected and are included in the respective categories shown below in the Consolidated Statements of Operations for the years ending September 30, 2003, 2002 and 2001 (dollars in thousands):

	2003	2002	2001

Cost of service and roaming	$154	$168	$177
Selling and marketing	89	89	89
General and administrative	407	512	1,399

Total	$650	$769	$1,665

(9)	Income Taxes

      The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future and any increase or decrease in the valuation allowance for deferred income tax assets.

      Income tax benefit for the years ended September 30, 2003, 2002 and 2001, differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 34% to loss before income tax benefit as a result of the following (dollars in thousands):

	Years Ended September 30,

	2003	2002	2001

Computed “expected” income tax benefit	$(28,817)	$(348,629)	$(37,737)
(Increase) decrease in income tax benefit resulting from:
State income tax benefits, net of Federal effect	(3,390)	(23,466)	(6,120)
Stock option deductions	—	(1,585)	(2,224)
Increase in the valuation allowance for deferred income tax assets	28,953	184,197	44,697
Nondeductible interest expense	2,902	4,244	1,308
Asset impairments and amortization	1,873	154,015	—
Other, net	(1,521)	2,463	76

Total income tax benefit	$—	$(28,761)	$—

      During the year ended September 30, 2002, the Company recorded a tax benefit of approximately $28.8 million for the reduction of the valuation allowance in connection with the acquisition of iPCS.

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Differences between financial accounting and tax bases of assets and liabilities giving rise to deferred income tax assets and liabilities are as follows at September 30, 2003 and 2002 (dollars in thousands):

	2003	2002

Deferred income tax assets:
Net operating loss carryforwards (excluding iPCS in 2003)	$109,379	$156,544
Capitalized start-up costs	1,341	2,576
Accrued expenses	2,580	14,145
Investment in iPCS	88,879	—
Deferred interest expense	34,107	36,133

Gross deferred income tax assets	236,286	209,398
Less valuation allowance for deferred income tax assets	(216,414)	(184,197)

Net deferred income tax assets	19,872	25,201
Deferred income tax liabilities, principally due to differences in depreciation and amortization	(19,872)	(25,201)

Net deferred income tax assets	$—	$—

      Deferred income tax assets and liabilities are recognized for differences between the financial statement carrying amounts and the tax basis of assets and liabilities that result in future deductible or taxable amounts and for net operating loss and tax credit carryforwards. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management has provided a valuation allowance against all of its deferred income tax assets because the realization of those deferred tax assets is not more likely than not.

      The valuation allowance for deferred income tax assets as of September 30, 2003 and 2002 was $216.4 million and $184.2 million, respectively. The net change in the total valuation allowance for the years ended September 30, 2003, 2002, and 2001 was an increase of $32.2 million, $184.2 million, and $44.7 million, respectively. For the year ended September 30, 2003 the net increase in the valuation allowance included a decrease of $85.7 million related to the deconsolidation of iPCS for financial reporting purposes, an increase of $88.9 million related to the difference between the Company’s tax basis in its interest in iPCS and its financial statement carrying amount, offset by an increase of $29.0 million related to the operations of the Company.

      At September 30, 2003 the Company has net operating loss carryforwards for federal income tax purposes of approximately $500.0 million which include approximately $210.0 million in net operating losses of iPCS through the date of deconsolidation. These net operating losses will expire in various amounts beginning in the year 2019. Additional tax net operating losses of iPCS for the post-deconsolidation period will be included in the Company’s consolidated federal and state tax returns. Effective October 17, 2003, iPCS is no longer considered a subsidiary for federal income tax purposes (see Note 12) and the carryforward net operating losses of the Company will be reduced by those net operating losses originated by iPCS. Additionally, approximately $19.0 million included above as “Investment in iPCS,” will not be retained by the Company.

      The net operating loss carryforwards that the Company may use to offset taxable income in future years is limited as a result of an ownership change, as defined under Internal Revenue Code Section 382, which occurred effective with the Company’s acquisition of iPCS on November 30, 2001. The amount of this annual limitation is approximately $73.7 million per year, including the iPCS limitation of $37.2 million.

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net operating loss carryforwards include deductions of approximately $11.2 million related to the exercise of stock options, which will be credited to additional paid in capital if recognized.

(10)	Merger with iPCS, Inc.

      On November 30, 2001, the Company completed the acquisition of iPCS. In light of the consolidation in the wireless communications industry in general and among Sprint PCS network partners in particular, the Company’s Board of Directors believed that the merger represented a strategic opportunity to significantly expand the size and scope of the Company’s operations. The Company’s Board of Directors believed that, following the merger, the Company would have greater financial flexibility, operational efficiencies and growth potential than the Company would have solely on its own. In connection with the iPCS acquisition, the Company issued 12.4 million shares of Company common stock valued at $57.16 per share on November 30, 2001, which totaled $706.6 million. The Company reserved an additional 1.1 million shares for issuance upon exercise of outstanding iPCS options and warrants valued at $47.7 million using a Black-Scholes option pricing model. The transaction was accounted for under the purchase method of accounting. Accordingly, the Company allocated the purchase price to the fair value of identifiable assets and liabilities. Subsequently, certain former shareholders of iPCS sold 4.0 million shares of Company common stock in an underwritten offering on December 18, 2001. The accounts of iPCS are included in the Company’s consolidated financial statements as of September 30, 2002 and the results of operations include iPCS subsequent to November 30, 2001 through February 23, 2003, the date iPCS filed for Chapter 11 bankruptcy protection (see Note 12).

      The Company considered itself the acquiring entity for the following reasons: the Company was the issuer of the equity shares in the merger; Company stockholders, subsequent to the merger, held 53 percent of the combined entity; senior management of the combined entity subsequent to the merger was comprised of former senior management of the Company; Company stockholders, subsequent to the merger, held the majority voting right to elect the governing body of the combined company; and the Company prior to the merger was the larger of the two entities.

      The total purchase price and the fair values assigned to identifiable assets and liabilities as of November 30, 2001 are summarized below (dollars in thousands).

As of
November 30,
2001

Stock issued	$706,645
Value of options and warrants converted	47,727
Costs associated with acquisition	7,730
Liabilities assumed	394,165

Total purchase price	$1,156,267

Tangible assets (including $213,101 of property and equipment)	$313,843
Intangible assets	379,589
Goodwill	462,835

Total	$1,156,267

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a result of the acquisition of iPCS, the Company recorded goodwill of $462.8 million and intangible assets of $379.6 million (dollars in thousands):

	Value	Amortization
	Assigned	Period

Acquired subscriber base	$52,400	30 months
Non-competition agreements	3,900	6 months
Right to provide service under the Sprint Agreements	323,289	205 months

	$379,589

      The unaudited pro forma condensed consolidated statements of operations for the years ended September 30, 2002 and 2001, set forth below, present the results of operations as if the acquisition had occurred at the beginning of each period and are not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred as of the beginning of each period (dollars in thousands, except per share amounts).

	Years Ended September 30,

	2002	2001

Total revenues	$483,612	$259,214

Net loss	$(1,045,361)	$(246,032)

Basic and diluted net loss per share	$(40.57)	$(9.67)

(11)	Goodwill and Intangible Assets

      The changes in the carrying amount of goodwill as of September 30, 2002 are as follows. There is no goodwill remaining after September 30, 2002 (dollars in thousands):

Balance of goodwill as of September 30, 2001	$—
Goodwill acquired on November 30, 2001 (preliminary purchase price allocation)	387,392
Adjustments to preliminary purchase price allocation recorded during period ended March 31, 2002	73,528
Goodwill impairments	(460,920)

Balance as of September 30, 2002	$—

      The adjustment to the preliminary purchase price resulted from the receipt of the final purchase price allocation. These adjustments reduced the intangible amount assigned to the right to provide service under the Sprint Agreements by $94 million, increased goodwill by $73.5 million, adjusted other assets and liabilities by $6.9 million, and reduced the deferred income tax liability by $27.4 million.

      The carrying amount for the intangible assets are shown below and include the amortization period and the gross carrying amount, impairment loss, amortization expense and the deconsolidation of iPCS as of September 30, 2003, 2002 and 2001 (dollars in thousands):

Amortization
Period

Non-competition agreements — iPCS acquisition	6 months
Non-competition agreements — AirGate store acquisition	24 months
Acquired subscriber base — iPCS acquisition	30 months
Right to provide service under the Sprint agreements — iPCS acquisition	205 months

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Right to Provide
			Acquired	Service Under
	Non-Competition	Non-Competition	Subscriber	the Sprint
	Agreements — iPCS	Agreements — AirGate	Base — iPCS	Agreements —
	Acquisition	Store Acquisition	Acquisition	iPCS Acquisition	Total

Balance as of November 30, 2001	$3,900	$159	$52,400	$323,289	$379,748
Amortization expense	(3,900)	(127)	(17,465)	(17,886)	(39,378)
Impairment	—	—	(6,640)	(305,403)	(312,043)

Balance as of September 30, 2002	—	32	28,295	—	28,327
Amortization expense	—	(32)	(6,789)	—	(6,821)
Deconsolidation of iPCS	—	—	(21,506)	—	(21,506)

Balance as of September 30, 2003	$—	$—	$—	$—	$—

(12)	iPCS Deconsolidation

      On November 30, 2001, AirGate acquired iPCS, Inc. Subsequent to November 30, 2001, the results of operations and accounts of iPCS were consolidated with the Company in accordance with generally accepted accounting principles. On February 23, 2003, iPCS filed a Chapter 11 bankruptcy case in the United States Bankruptcy Court for the Northern District of Georgia for the purpose of effecting a court administered reorganization. Subsequent to February 23, 2003, the Company no longer consolidated the accounts and results of operations of iPCS and the accounts of iPCS were recorded as an investment using the cost method of accounting. On October 17, 2003, AirGate irrevocably transferred all of its shares of iPCS common stock to a trust organized under Delaware law. The beneficial owners of AirGate common stock on the date of transfer are the beneficiaries of the trust. No distributions will be made from the trust to the beneficiaries unless directed by the iPCS board of directors and/or an order of the iPCS bankruptcy court. AirGate has no interest in the trust. As a result, on the date of the transfer, iPCS will be accounted for as a discontinued operation and the iPCS investment (approximately $184 million credit balance carrying amount) will be eliminated and recorded as a non-monetary gain from disposition of discontinuing operations.

      The following reflects the condensed balance sheet information for iPCS, summarizing the deconsolidation adjustment to record the investment in iPCS on the cost basis as of February 23, 2003 (dollars in thousands):

As of
February 23,
Condensed iPCS Balance Sheet Information:	2003

Cash and cash equivalents	$10,031
Other current assets	32,084

Total current assets	42,115
Property and equipment, net	174,103
Other noncurrent assets	24,807

Total assets	$241,025

Current liabilities	$416,564
Long-term debt and capital lease	409
Other long-term liabilities	8,167

Total liabilities	425,140

Investment in iPCS	$184,115

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following reflects the condensed balance sheet information as of September 30, 2003 for AirGate separately identifying iPCS as an investment, and the AirGate condensed statement of operations information for the twelve months ended September 30, 2003 and 2002 separately identifying iPCS’s operating results. The Company has pushed down to iPCS the effects of purchase accounting related to the iPCS acquisition. The results of iPCS are included from November 30, 2001, its date of acquisition, through February 23, 2003 (dollars in thousands):

As of
September 30,
2003

Condensed AirGate Balance Sheet Information:
Cash and cash equivalents	$54,078
Other current assets	47,187

Total current assets	101,265
Property and equipment, net	178,070
Other noncurrent assets	11,581

Total assets	$290,916

Current liabilities	$88,747
Long-term debt	386,509
Other long-term liabilities	8,542
Investment in iPCS	184,115

Total liabilities	667,913

Stockholders’ deficit	(376,997)

Total liabilities and stockholders’ deficit	$290,916

	For the Years Ended
	September 30,

Condensed AirGate Statement of Operations Information:	2003	2002

Revenue	$331,348	$313,544
Cost of revenue	208,887	231,931
Selling and marketing	51,769	79,099
General and administrative	23,347	18,143
Depreciation and amortization	46,494	40,764
Loss on disposal of property and equipment	518	1,074

Operating expense	331,015	371,011

Operating income (loss)	333	(57,467)
Interest expense, net	(42,519)	(35,313)

Loss before operations of iPCS	(42,186)	(92,780)
Operations of iPCS, net of income tax benefit of $0 for 2003 and $28,761 for 2002	(42,571)	(903,837)

Net loss	$(84,757)	$(996,617)

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective the quarter ended December 31, 2003, all prior year financial statements will present the historical losses of iPCS, the effects of purchase accounting and the related income tax benefit as loss from discontinued operations.

(13)	Commitments and Contingencies

(a) Operating Leases

      The Company is obligated under non-cancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Future minimum annual lease payments under non-cancelable operating lease agreements with remaining terms greater than one year for the next five years and in the aggregate as of September 30, 2003, are as follows (dollars in thousands):

Years Ending September 30,
2004	$18,899
2005	14,396
2006	9,485
2007	6,632
2008	5,159
Thereafter	5,691

Total future minimum annual lease payments	$60,262

      Rent expense for operating leases was $25.7 million, $32.7 million and $15.2 million for the years ended September 30, 2003, 2002 and 2001, respectively.

(b)	Litigation

      In May 2002, putative class action complaints were filed in the United States District Court for the Northern District of Georgia against AirGate PCS, Inc., Thomas M. Dougherty, Barbara L. Blackford, Alan B. Catherall, Credit Suisse First Boston, Lehman Brothers, UBS Warburg LLC, William Blair & Company, Thomas Wiesel Partners LLC and TD Securities. The complaints do not specify an amount or range of damages that the plaintiffs are seeking. The complaints seek class certification and allege that the prospectus used in connection with the secondary offering of Company stock by certain former iPCS shareholders on December 18, 2001 contained materially false and misleading statements and omitted material information necessary to make the statements in the prospectus not false and misleading. The alleged omissions included (i) failure to disclose that in order to complete an effective integration of iPCS, drastic changes would have to be made to the Company’s distribution channels, (ii) failure to disclose that the sales force in the acquired iPCS markets would require extensive restructuring and (iii) failure to disclose that the “churn” or “turnover” rate for subscribers would increase as a result of an increase in the amount of sub-prime credit quality subscribers the Company added from its merger with iPCS. On July 15, 2002, certain plaintiffs and their counsel filed a motion seeking appointment as lead plaintiffs and lead counsel. Subsequently, the court denied this motion without prejudice and two of the plaintiffs and their counsel filed a renewed motion seeking appointment as lead plaintiffs and lead counsel. On September 12, 2003, the court again denied the motion without prejudice and on December 2, 2003, certain plaintiffs and their counsel filed a modified renewed motion.

      While there is no pending litigation with Sprint, we have a variety of disputes with Sprint which are described in note 4.

      We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of business.

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      While management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our liquidity, financial condition or results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management’s view may change in the future. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on our liquidity, financial condition and results of operation for the period in which the effect becomes reasonably estimable.

(c)	401(k) Plan

      Employer contributions under the Company’s 401(k) plans for the years ended September 30, 2003, 2002 and 2001 were $0.1 million, $0.7 million, and $0.6 million, respectively.

(d)	Other

      The Company is committed to make expenditures for certain outdoor advertising and marketing sponsorships subsequent to September 30, 2003 totaling $0.5 million and $0.2 million, respectively.

      During the fourth quarter of 2003, the Company incurred expenses of $3.0 million in connection with its recapitalization plan. The Company has commitments of $4.3 million that is contingent on closing the recapitalization transaction.

(14)	Related Party Transactions and Transactions Between AirGate and iPCS

      See Note 4 for a discussion of transactions with Sprint.

Transactions Between AirGate and iPCS

      The Company formed AirGate Service Company, Inc. (“ServiceCo”) to provide management services to both AirGate and iPCS. ServiceCo is a wholly-owned restricted subsidiary of AirGate. ServiceCo expenses were allocated between AirGate and iPCS based on the percentage of subscribers (the “ServiceCo Allocation”), which was approximately 60% for AirGate and 40% for iPCS. Personnel who provided general management services to AirGate and iPCS were leased to ServiceCo. Generally, the management personnel included the corporate staff in the Company’s principal corporate offices in Atlanta and the accounting staff in Geneseo, Illinois. Expenses related primarily to one company are allocated to that company. Expenses that are related to ServiceCo or both companies, such as rents associated with the Atlanta and Geneseo offices, consulting costs incurred for ServiceCo and other expenses related to ServiceCo management services, were allocated in accordance with the ServiceCo Allocation.

      On January 27, 2003, iPCS retained a chief restructuring officer to oversee the restructuring of iPCS and manage the day-to-day operations of iPCS. To facilitate the orderly transition of management services to the chief restructuring officer, AirGate and iPCS executed an amendment to the Services Agreement that generally would allow individual services to be terminated by either party upon 30 days prior notice. iPCS began terminating services provided by ServiceCo in March, 2003. All remaining services were terminated by iPCS by September 30, 2003. For the years ended September 30, 2003 and 2002, iPCS paid a net total of $2.9 million and $1.7 million, respectively for ServiceCo expenses, which had the effect of reducing AirGate expenses by that amount.

      AirGate has completed all transactions in the normal course of business with its unrestricted subsidiary iPCS. These transactions are comprised of roaming revenue and expenses, inventory sales and purchases and sales of network operating equipment as described further below.

      In the normal course of business under AirGate’s and iPCS’ respective Sprint agreements, AirGate’s subscribers incur minutes of use in iPCS’ territory causing AirGate to incur roaming expense to Sprint. In

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, iPCS’ subscribers incur minutes of use in AirGate’s territory for which AirGate receives roaming revenue from Sprint. AirGate received $0.2 million of roaming revenue with respect to use by iPCS subscribers of AirGate’s network and incurred $0.3 million of roaming expense with respect to use by AirGate’s subscribers of iPCS’ network for the year ended September 30, 2003, compared to $0.4 million of roaming revenue and $0.4 million of roaming expense for the year ended September 30, 2002. The reciprocal roaming rate charged and other terms are established by Sprint under AirGate’s and iPCS’ respective Sprint agreements.

      In order to optimize the most efficient use of certain models of handset inventories in relation to regional demand for the year ended September 30, 2003, AirGate purchased approximately $0.3 million of wireless handset inventories from iPCS at cost. At September 30, 2003, AirGate was not carrying any wireless handset inventory purchased from iPCS.

      During the year ended September 30, 2002, AirGate sold approximately $0.1 million of wireless handset inventories to iPCS. Additionally, AirGate purchased approximately $0.2 million of wireless handset inventory from iPCS. At September 30, 2002, neither AirGate nor iPCS were carrying any wireless handset inventory purchased from each other.

      During the year ended September 30, 2002, AirGate sold approximately $0.2 million of network operating equipment to iPCS. Additionally, iPCS sold AirGate approximately $0.7 million of network operating equipment.

      All of the transactions prior to February 23, 2003 have been eliminated in consolidation.

      The terms and conditions of each of the transactions described above are comparable to those that could have been obtained in transactions with unaffiliated entities.

Transactions Involving Board Members

      Timothy M. Yager was a member of the AirGate board of directors until December 16, 2002. Prior to joining the AirGate board, Mr. Yager was the chief executive officer of iPCS. Pursuant to his employment agreement with iPCS, iPCS purchased consulting services from Mr. Yager during the year ended September 30, 2003. On January 27, 2003, Mr. Yager was appointed chief restructuring officer to oversee the restructuring of iPCS and his company, YMS Management, LLC, entered into a management services agreement to manage the day-to-day operations of iPCS. In connection with his appointment as chief restructuring officer, Mr. Yager and iPCS agreed to terminate the provisions of his employment agreement providing for consulting services to iPCS and payments thereunder to Mr. Yager.

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(Dollars in thousands, except per share amounts):
Year ended September 30, 2003:
Total revenue	$133,101	$104,433	$83,186	$89,317	$410,037
Operating income (loss)	(28,409)	(5,255)	2,485	1,740	(29,439)
Net loss	(47,674)	(21,022)	(8,247)	(7,814)	(84,757)
Net loss per share — basic and diluted	(1.85)	(0.81)	(0.32)	(0.29)	(3.27)
Year ended September 30, 2002:
Total revenue	$81,699	$114,897	$122,809	$137,152	$456,557
Operating loss	(36,724)	(298,856)	(34,592)	(598,643)	(968,815)
Net loss	(29,644)	(301,910)	(50,079)	(614,984)	(996,617)
Net loss per share — basic and diluted	(1.68)	(11.71)	(1.94)	(23.83)	(41.96)

*	For 2003, the selected quarterly financial data amounts include iPCS for the period between October 1, 2002 and February 23, 2003. For 2002, the selected quarterly financial data amounts include iPCS for the period between December 1, 2001 and September 30, 2002. The second quarter 2002 financial statements include a $261.2 million goodwill impairment charge. The fourth quarter 2002 financial statements include impairment charges of $312.0 million related to intangible assets, $199.7 million related to goodwill and $44.5 million related to property and equipment.

(16)	Condensed Consolidating Financial Information

      AGW Leasing Company, Inc. (“AGW”) is a wholly-owned restricted subsidiary of AirGate. AGW has fully and unconditionally guaranteed the AirGate notes and the AirGate credit facility. AGW was formed to hold the real estate interests for the Company’s PCS network and retail operations. AGW also was a registrant under the Company’s registration statement declared effective by the Securities and Exchange Commission on September 27, 1999. AGW jointly and severably guarantees the Company’s long-term debt.

      AirGate Network Services LLC (“ANS”) was created as a wholly-owned restricted subsidiary of AirGate. ANS has fully and unconditionally guaranteed the AirGate notes and AirGate credit facility. ANS was formed to provide construction management services for the Company’s PCS network. ANS jointly and severably guarantees AirGate’s long-term debt.

      AirGate Service Company, Inc. (“Service Co”) is a wholly-owned restricted subsidiary of AirGate. Service Co has fully and unconditionally guaranteed the AirGate notes and the AirGate credit facility. Service Co was formed to provide management services to AirGate and iPCS. Service Co jointly and severably guarantees AirGate’s long-term debt.

      Prior to October 17, 2003, iPCS was a wholly-owned unrestricted subsidiary of AirGate and operated as a separate business. As an unrestricted subsidiary, iPCS provided no guarantee to either the AirGate notes or the AirGate credit facility and AirGate and its restricted subsidiaries provided no guarantee to the iPCS notes or the iPCS credit facility. The results of operation of iPCS were consolidated through February 23, 2003. See notes 3(g) and 12 for a description of the bankruptcy, deconsolidation and disposition of iPCS.

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      AGW, ANS, Service Co are 100% owned by AirGate and no other persons have equity interests in such entities.

      The condensed consolidating financial information for the Company as of September 30, 2003 and for the year ended September 30, 2003 is as follows (dollars in thousands):

		AGW	AirGate	AirGate
		Leasing	Network	Service		Combined
	AirGate	Company,	Services,	Company,		Company
	PCS, Inc.	Inc.	LLC	Inc.	Eliminations	Consolidated

Cash and cash equivalents	$54,078	$—	$—	$—	$—	$54,078
Other current assets	108,136	—	529	—	(61,478)	47,187

Total current assets	162,214	—	529	—	(61,478)	101,265
Property and equipment, net	141,129	—	36,941	—	—	178,070
Other noncurrent assets	11,581	—	—	—	—	11,581

Total assets	$314,924	$—	$37,470	$—	$(61,478)	$290,916

Current liabilities	$89,036	$—	$61,189	$—	$(61,478)	$88,747
Intercompany	(108,890)	64,639	—	44,251	—	—
Long-term debt	386,509	—	—	—	—	386,509
Other long-term liabilities	8,542	—	—	—	—	8,542
Investment in subsidiaries	316,724	—	—	—	(132,609)	184,115

Total liabilities	691,921	64,639	61,189	44,251	(194,087)	667,913

Stockholders’ equity (deficit)	(376,997)	(64,639)	(23,719)	(44,251)	132,609	(376,997)

Total liabilities and stockholders’ equity (deficit)	$314,924	$—	$37,470	$—	$(61,478)	$290,916

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		AGW	AirGate	AirGate
		Leasing	Network	Service			iPCS Non-		Combined
	AirGate	Company,	Services,	Company,		AirGate	Guarantor		Company
	PCS, Inc.	Inc.	LLC	Inc.	Eliminations	Consolidated	Subsidiary(1)	Eliminations	Consolidated

Revenue	$331,348	$—	$—	$—	$—	$331,348	$79,364	$(675)	$410,037
Cost of revenue	189,819	16,640	24	3,428	(1,024)	208,887	63,398	(675)	271,610
Selling and marketing	44,446	2,591	1	5,539	(808)	51,769	16,417	—	68,186
General and administrative	13,955	549	1	9,955	(1,113)	23,347	6,881	—	30,228
Depreciation and amortization	36,940	—	9,554	—	—	46,494	20,989	—	67,483
Loss on property and equipment	518	—	—	—	—	518	1,451	—	1,969

Total operating expense	285,678	19,780	9,580	18,922	(2,945)	331,015	109,136	(675)	439,476

Operating income (loss)	45,670	(19,780)	(9,580)	(18,922)	2,945	333	(29,772)	—	(29,439)

Loss in subsidiaries	(87,729)	—	—	—	45,158	(42,571)	—	42,571	—
Interest expense, net	(42,698)	—	179	—	—	(42,519)	(12,799)	—	(55,318)

Loss before income tax	(84,757)	(19,780)	(9,401)	(18,922)	48,103	(84,757)	(42,571)	42,571	(84,757)

Income tax	—	—	—	—	—	—	—	—	—

Net loss	$(84,757)	$(19,780)	$(9,401)	$(18,922)	$48,103	$(84,757)	$(42,571)	$42,571	$(84,757)

		AGW	AirGate	AirGate
		Leasing	Network	Service			iPCS Non-		Combined
	AirGate	Company,	Services,	Company,		AirGate	Guarantor		Company
	PCS, Inc.	Inc.	LLC	Inc.	Eliminations	Consolidated	Subsidiary(1)	Eliminations	Consolidated

Operating activities	$50,300	$—	$(118)	$—	$—	$50,182	$(7,634)	$—	$42,548
Investing activities	(16,023)	—	—	—	—	(16,023)	(19,952)	—	(35,975)
Financing activities	15,032	—	—	—	—	15,032	(2)	—	15,030

Increase (decrease) cash equivalents	49,309	—	(118)	—	—	49,191	(27,588)	—	21,603
Cash and cash equivalents at beginning of year	4,769	—	118	—	—	4,887	27,588	—	32,475

Cash and cash equivalents at end of year	$54,078	$—	$—	$—	$—	$54,078	$—	$—	$54,078

(1)	The Company has pushed down to iPCS the effects of purchase accounting related to the iPCS acquisition.

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The condensed consolidating financial information for the Company as of September 30, 2002 and for the year ended September 30, 2002 is as follows (dollars in thousands):

		AGW
		Leasing	AirGate				iPCS Non-		Combined
	AirGate	Company,	Network	AirGate Service		AirGate	Guarantor		Company
	PCS, Inc.	Inc.	Services, LLC	Company, Inc.	Eliminations	Consolidated	Subsidiary(1)	Eliminations	Consolidated

Cash and cash equivalents	$4,769	$—	$118	$—	$—	$4,887	$27,588	$—	$32,475
Other current assets	122,869	—	529	—	(60,579)	62,819	35,593	(1,114)	97,298

Total current assets	127,638	—	647	—	(60,579)	67,706	63,181	(1,114)	129,773
Property and equipment, net	168,163	—	45,614	—	—	213,777	185,378	—	399,155
Intangible assets, net	33	—	—	—	—	33	28,294	—	28,327
Other noncurrent assets	13,699	—	—	—	—	13,699	3,340	—	17,039

Total assets	$309,533	$—	$46,261	$—	$(60,579)	$295,215	$280,193	$(1,114)	$574,294

Current liabilities	$82,175	$—	$60,579	$—	$(60,579)	$82,175	$413,112	$(1,114)	$494,173
Intercompany	(70,188)	44,859	—	25,329	—	—	—	—	—
Long-term debt	354,264	—	—	—	—	354,264	564	—	354,828
Investment in subsidiaries	226,049	—	—	—	(84,506)	141,543	—	(141,543)	—
Other long-term liabilities	10,180	—	—	—	—	10,180	8,060	—	18,240

Total liabilities	602,480	44,859	60,579	25,329	(145,085)	588,162	421,736	(142,657)	867,241

Stockholders’ equity (deficit)	(292,947)	(44,859)	(14,318)	(25,329)	84,506	(292,947)	(141,543)	141,543	(292,947)

Total liabilities and stockholders’ equity (deficit)	$309,533	$—	$46,261	$—	$(60,579)	$295,215	$280,193	$(1,114)	$574,294

(1)	The Company has pushed down to iPCS the effects of purchase accounting related to the iPCS acquisition.

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		AGW
		Leasing	AirGate				iPCS Non-		Combined
	AirGate	Company,	Network	AirGate Service		AirGate	Guarantor		Company
	PCS, Inc.	Inc.	Services, LLC	Company, Inc.	Eliminations	Consolidated	Subsidiary(1)	Eliminations	Consolidated

Revenue	$313,544	$—	$—	$—	$—	$313,544	$144,080	$(1,067)	$456,557
Cost of revenue	214,714	15,219	—	3,140	(1,142)	231,931	124,031	(1,067)	354,895
Selling and marketing	73,692	2,754	—	4,169	(1,516)	79,099	37,511	—	116,610
General and administrative	6,092	585	—	18,020	(6,554)	18,143	7,708	—	25,851
Depreciation and amortization	32,407	—	8,357	—	—	40,764	68,765	—	109,529
Loss on disposal of property and equipment	717	—	357	—	—	1,074	—	—	1,074
Impairment of goodwill	—	—	—	—	—	—	460,920	—	460,920
Impairment of property and equipment	—	—	—	—	—	—	44,450	—	44,450
Impairment of intangible assets	—	—	—	—	—	—	312,043	—	312,043

Total operating expenses	327,622	18,558	8,714	25,329	(9,212)	371,011	1,055,428	(1,067)	1,425,372

Operating income (loss)	(14,078)	(18,558)	(8,714)	(25,329)	9,212	(57,467)	(911,348)	—	(968,815)
Loss in subsidiaries	(945,335)	—	—	—	41,498	(903,837)	—	903,837	—
Interest expense, net	(37,204)	—	1,891	—	—	(35,313)	(21,250)	—	(56,563)

Loss before income tax benefit	(996,617)	(18,558)	(6,823)	(25,329)	50,710	(996,617)	(932,598)	903,837	(1,025,378)
Income tax benefit	—	—	—	—	—	—	28,761	—	28,761

Net loss	$(996,617)	$(18,558)	$(6,823)	$(25,329)	$50,710	$(996,617)	$(903,837)	$903,837	$(996,617)

(1)	The Company has pushed down to iPCS the effects of purchase accounting related to the iPCS acquisition.

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		AGW
		Leasing	AirGate				iPCS Non-		Combined
	AirGate	Company,	Network	AirGate Service		AirGate	Guarantor		Company
	PCS, Inc.	Inc.	Services, LLC	Company, Inc.	Eliminations	Consolidated	Subsidiary(1)	Eliminations	Consolidated

Operating activities	$(24,735)	$—	$275	$—	$—	$(24,460)	$(20,782)	$—	$(45,242)
Investing activities	(22,993)	—	—	—	—	(22,993)	(55,723)	—	(78,716)
Financing activities	62,452	—	—	—	—	62,452	79,691	—	142,143

Increase in cash or cash equivalents	14,724	—	275	—	—	14,999	3,186	—	18,185
Cash and cash equivalents at beginning of year	(9,955)	—	(157)	—	—	(10,112)	24,402	—	14,290

Cash and cash equivalents at end of year	$4,769	$—	$118	$—	$—	$4,887	$27,588	$—	$32,475

(1)	The Company has pushed down to iPCS the effects of purchase accounting related to the iPCS acquisition.

      The condensed consolidating financial information for the Company for the year ended September 30, 2001 is as follows (dollars in thousands):

			AirGate		Combined
	AirGate	AGW Leasing	Network		Company
	PCS, Inc.	Company, Inc.	Services, LLC	Eliminations	Consolidated

Revenue	$172,087	$—	$—	$—	$172,087
Cost of revenue	124,199	12,928	—	—	137,127
Selling and marketing	69,922	1,784	—	—	71,706
General and administrative	15,962	866	313	—	17,141
Depreciation and amortization	23,354	—	7,313	—	30,667

Total operating expenses	233,437	15,578	7,626	—	256,641

Operating loss	(61,350)	(15,578)	(7,626)	—	(84,554)
Loss in subsidiaries	(21,213)	—	—	21,213	—
Interest expense, net	(28,427)	—	1,991	—	(26,436)

Loss before income taxes	(110,990)	(15,578)	(5,635)	21,213	(110,990)

Income taxes	—	—	—	—	—
Net loss	$(110,990)	$(15,578)	$(5,635)	$21,213	$(110,990)

Operating activities	$(53,024)	$—	$12,174	$—	$(40,850)
Investing activities	(59,693)	—	(12,079)	—	(71,772)
Financing activities	68,528	—	—	—	68,528

Increase (decrease) in cash or cash equivalents	(44,189)	—	95	—	(44,094)
Cash and cash equivalents at beginning of year	58,636	—	(252)	—	58,384

Cash and cash equivalents at end of year	$14,447	$—	$(157)	$—	$14,290

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

AirGate PCS, Inc.:

      Under date of December 5, 2003, we reported on the consolidated balance sheets of AirGate PCS, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended September 30, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule included in the annual report on Form 10-K, as listed in the index under Item 15(b). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      The accompanying consolidated financial statements and financial statement schedule have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant recurring losses since inception and has an accumulated deficit of $1.3 billion and a stockholders’ deficit of $377.0 million at September 30, 2003. The Company’s continuation as a going concern is dependent on its ability to restructure or otherwise amend the terms of its debt; and if unsuccessful, the Company may seek bankruptcy court or other protection from its creditors within the next year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Atlanta, Georgia

December 5, 2003

AIRGATE PCS, INC. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended September 30, 2003, 2002 and 2001

		Additions

	Balance at	Charges to						Balance at
	Beginning of	Costs and						End of
Classification	Period	Expenses		Other		Deductions		Period

	(Dollars in thousands)
September 30, 2003
Allowance for Doubtful Accounts	$11,256	6,912	(1)	19,844	(2)	(28,997	)(3)	$4,635
						(4,380	)(9)
Income Tax Valuation Allowance	$184,197	28,953	(6)	88,879	(7)	(85,615	)(8)	$216,414
September 30, 2002
Allowance for Doubtful Accounts	$2,759	26,933	(1)	23,406	(2)	(45,888	)(3)	$11,256
				4,046	(4)
Income Tax Valuation Allowance	$81,459	184,197	(6)	—		(81,459	)(5)	$184,197
September 30, 2001
Allowance for Doubtful Accounts	$563	8,125	(1)	2,874	(2)	(8,803	)(3)	$2,759
Income Tax Valuation Allowance	$36,762	44,697	(6)	—		—		$81,459

(1)	Amounts represent provisions for doubtful accounts charged to cost of service and roaming.

(2)	Amounts represent provisions for late payment fees, early cancellation fees, first payment default customers, and other billing adjustments charged to subscriber revenues.

(3)	Amounts represent write-offs of uncollectible customer accounts.

(4)	Amount represents the allowance for doubtful accounts of iPCS, Inc. as of November 30, 2001, the date of acquisition.

(5)	Amount represents a decrease in the valuation allowance associated with acquisition of iPCS, Inc. on November 30, 2001.

(6)	Amounts represent increases in the valuation allowance for deferred income tax assets to reduce them to the amount believed to be realizable.

(7)	Amount represents the difference between the Company’s tax basis in its interest in iPCS and its financial statement carrying amount.

(8)	Amount represents a decrease in the valuation allowance upon deconsolidation of iPCS on February 23, 2003.

(9)	Amount represents the allowance for doubtful accounts of iPCS, Inc. as of February 23, 2003, the date of bankruptcy and deconsolidation.