Form 10-K/A
period 2002-09-30
AIRGATE PCS INC /DE/
filed 2004-01-15
CIK 1086844

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A

                                 Amendment No. 2

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

================================================================================

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A is being amended solely for the purpose of amending and restating in its entirety Item 14 of this Form 10-K/A2, and to update the signature page and the certifications required by the Sarbanes-Oxley Act of 2002 in Item 15 and Exhibits 99.1 and 99.2, and update KPMG LLP's report on the financial statement schedule to reference this 10-K/A2, and to update the consent of KPMG LLP in Exhibit 23. This Form 10-K/A2 does not reflect events occurring after the filing of Amendment No. 1 to Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect these changes.

                                AIRGATE PCS, INC.

                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                                                           PAGE
   ITEM NO.                                                                                                 NO.
   --------                                                                                                 ---
   PART I ..............................................................................................     1

   ITEM 1.    Business .................................................................................     1

   ITEM 2.    Properties ...............................................................................    37

   ITEM 3.    Legal Proceedings ........................................................................    37

   ITEM 4.    Submission of Matters to a Vote of Security Holders ......................................    37

   PART II .............................................................................................    38

   ITEM 5.    Market For Registrant's Common Equity And Related Stockholder Matters ....................    38

   ITEM 6.    Selected Financial Data ..................................................................    39

   ITEM 7.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations ....    40

   ITEM 7A.   Quantitative And Qualitative Disclosures About Market Risk ...............................    60

   ITEM 8.    Financial Statements .....................................................................    60

   ITEM 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure .....    60

   PART III ............................................................................................    61

   ITEM 14.   Controls and Procedures ..................................................................    61

   PART IV .............................................................................................    67

   ITEM 15.   Financial Statements, Schedules, And Reports On Form 8-K and Exhibits ....................    67


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

None.

                                    PART III

ITEM 14. Controls and Procedures


Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, September 30, 2002 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

         Our Relationship with Sprint

Under our long-term (up to 50 year) agreements with Sprint, we market PCS products and services under the Sprint brand names in our territory and our business currently consists solely of Sprint wireless products and services. Under our agreements, Sprint exercises extensive control over our business and our relationship with Sprint is unique in many ways. For example:

    o Our network must interface seamlessly with the national Sprint wireless network.

    o Our network must be built, maintained and upgraded to include Sprint's most current technology in accordance with Sprint-approved plans and using Sprint-approved equipment.

    o Under our management agreement with Sprint, we are required to provide services such as customer care, billing and collections in accordance with program requirements established by Sprint in accordance with the management agreement. Any third party vendor must receive Sprint approval, comply with Sprint's program requirements with respect to these services and interface with Sprint's systems.

    o Sprint must approve our marketing and sales materials.

    o Sprint develops products and services that we are required to offer in our territory and it must approve all products and services we offer in our territory, subject to certain limitations.

    o Our stores must conform to Sprint's requirements for retail stores and are identical to Sprint retail stores in Sprint's markets.

    o Sprint develops and implements pricing and credit plans that we are required to offer in our territory.

    o We are required to absorb the cost of promotional plans developed by Sprint, which we must offer in our territory (e.g., rebates or discounts to customers for handset purchases).

    o Our subscribers call Sprint customer care.

    o Our subscribers receive bills from, and make payments to, Sprint.


Under our agreements with Sprint, Sprint provides us with billing, collections, customer care and other back office services. As a result, approximately 95% of our revenues are paid through Sprint. In addition, approximately 65% of cost of service and roaming in our consolidated financial statements relate to charges by or through Sprint for its affiliation fee, charges for services provided under our agreements with Sprint such as billing, collections and customer care, roaming expense, long-distance, and pass-through and other fees and expenses. Under our agreements, Sprint is responsible to keep and maintain books and records to support and document any fees, costs or other charges due in connection with the agreements and to provide a monthly true-up report of amounts required to be remitted to the Company with respect to collected revenues. Due to this relationship, the Company necessarily relies on Sprint to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivable, which underlie a substantial portion of our periodic financial statements and other financial disclosures. Nevertheless, the Company continues to dedicate significant Company resources to ensure its disclosure controls and procedures, as integrated with Sprint, are effective.

Information provided by Sprint includes reports regarding our subscriber accounts receivable. Sprint provides us monthly accounts receivable, billing and cash receipts, expense detail and settlements information. Under our agreements with Sprint, we are entitled to only a portion of the cash receipts, net of items such as taxes, government surcharges and the 8% Sprint affiliation fee. Sprint has developed and used a tool called the "revenue profile" to estimate the payments due to us. We regularly review and reconcile these various reports to identify discrepancies or errors and address those issues with Sprint.

         Our Disclosure Controls and Procedures - Fiscal 2002

Because of our reliance on Sprint for financial information, we depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint's other network partners. As part of this control process, Sprint engages its independent auditors to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70 ("Type II SAS 70 reports"). The Type II SAS 70 report is provided to us annually and covers our entire fiscal year.

In addition, at least annually, we review the prior year's Type II SAS 70 report in light of events that have occurred during the year. We also provide comments to Sprint and its independent auditors regarding issues and information the report should address that may not have been addressed in the prior year's report.

During the fourth quarter of fiscal 2002, it became apparent that discrepancies between various accounts receivable reports provided by Sprint had become significant. To address these issues, we conducted a lengthy inquiry into the causes of the discrepancies. Among other things, we had numerous discussions and meetings with Sprint's accounting staff, requested and received additional and more detailed reports and demanded reconciliations with our records.

In connection with our review of the accounts receivable issue at September 30, 2002 for purposes of finalizing our financial statements, we reclassified approximately $10.0 million of AirGate subscriber accounts receivable for the fiscal year ended September 30, 2002 to a receivable from Sprint. We provided an allowance to reflect the receivable at its net realizable value, which we collected from Sprint subsequent to September 30, 2002.

At September 30, 2002, we and our independent auditors believed that the accounts receivable issue resulted from a reportable condition in our internal controls. Reportable conditions are significant deficiencies in the design or operation of internal controls which could adversely affect an organization's ability to record, process, summarize and report financial data consistent with the assertions of management in the consolidated financial statements. Nonetheless, we concluded that our disclosure controls and procedures were effective as of September 30, 2002. We came to this conclusion for the following reasons:

    o The controls and procedures in place during fiscal year 2002 were effective in detecting the accounts receivable issue.

    o Even with the accounts receivable issue, we believed it was reasonable to rely on the reports and information we received from Sprint. Sprint is a public reporting company that certifies its financial information and its controls and procedures. In addition, compared to any single Sprint affiliate, Sprint has significantly greater resources and efficiencies, both financially and with respect to personnel, with which to gather, analyze and control its information.

    o We relied on the Type II SAS 70 report discussed above and the controls discussed in the report.

    o During the entire fiscal year 2002, the Company used a program to automate a portion of the process utilized to record the Company's revenues and accounts receivable from the files received from Sprint. The program summarizes the files received from Sprint to mirror the Company's general ledger accounts. The Company performs a reasonableness check prior to recording the amounts in the Company's general ledger. The Company relies on the program and the inherent system controls and the reasonableness checks to ensure the consistency of the information downloaded from Sprint with the information reflected in the Company's general ledger.

    o During the entire fiscal year 2002, Company personnel reviewed financial information and data provided by Sprint. The Company has performed and continues to perform reasonableness checks regarding information provided by Sprint on a monthly basis by evaluating trends in key performance indicators to detect trending anomalies. The Company's finance and operations groups evaluate these trends and the Company relies on this process as a compensating control to detect errors in the data provided by Sprint. The Company's finance and operations groups work closely with the Company's accounting group to reconcile differences and make necessary corrections and follow up with Sprint as necessary.

    o During the entire fiscal year 2002, the Company reviewed and reconciled certain information provided by Sprint to detect inconsistencies in the data.

    o In July 2002, we established a disclosure control committee made up of senior members of management and key employees. The committee assists the Company's senior officers in fulfilling their responsibility for oversight of the accuracy and timeliness of the disclosures made by the Company. The committee, among other things, designs and establishes controls and procedures regarding the accuracy and dissemination of information, monitors the integrity and effectiveness of the Company's disclosure controls, reviews and supervises the preparation of filings and announcements made by the Company and evaluates the effectiveness of the Company's disclosure controls. The committee includes members who have information pertaining to Sprint to ensure that appropriate disclosures are made pertaining to Sprint.

    o During December 2002, prior to the issuance of our annual report, the Company worked with Sprint to identify the sources of the discrepancies. The Company then developed a reconciliation process of the accounts receivable aging report provided by Sprint with the Company's accounts receivable account. The reconciliation was developed to identify the nature of the differences and quantify the amount of the error in the Company's accounts receivable account. The Company continues to use and refine this reconciliation process to detect errors on a timely basis.

Given the controls described above, and the discrete nature of the accounts receivable issue, we concluded, at the time our certifications of disclosure controls were made, that our disclosure controls and procedures were effective.

         Our Disclosure Controls and Procedures - Fiscal 2003

Although we concluded that our disclosure controls and procedures were effective at the end of fiscal 2002 and in each interim period of fiscal 2003, we recognized that further improvements were necessary to better address information provided by Sprint. During fiscal 2003, we focused additional resources on reviewing and analyzing information provided by Sprint and worked with Sprint to identify other information and reports that would assist us in this review and analysis, particularly as it relates to accounts receivable and the application of cash.

During 2003, in order to more timely and better monitor, verify and analyze information provided by Sprint, we took the following actions to further enhance our disclosure controls and procedures. While we believe that, in the aggregate, these actions improved our overall internal controls, we do not believe that any individual action was a material change to our internal controls.

    o We reconcile accounts receivable aging reports from Sprint to our general ledger on a quarterly basis.

    o In January, 2003, the Company engaged a consultant with telecommunications settlement experience to develop a plan for a Sprint settlements department, to analyze and interface with Sprint to resolve financial disputes with Sprint, to review the method of calculating the revenue profile and to review the Sprint settlements processes and facilitate the transition of Sprint settlements and review processes from the accounting department in Geneseo, Illinois to the new settlements department in Atlanta, Georgia. In May 2003, we internally staffed and broadened role of the settlements department. The department has two full-time employees (hired in May and August 2003) and one contract person (hired in June
      2003). The manager of the settlements group serves as the primary interface with Sprint regarding all issues related to the Sprint settlements process. The settlements group reviews and analyzes financial data provided by Sprint, including the components of the revenue profile that Sprint uses to determine the amount of collected revenues paid to us. The settlements group assists us in verifying amounts charged by Sprint as well as revenues and other amounts settled with Sprint.

    o During the fourth quarter of fiscal 2003, we completed an in-depth review of the procedures undertaken in prior Type II SAS 70 reports and we requested and Sprint agreed to provide and include additional procedures in 2003 and future Type II SAS 70 Reports.

    o In September 2003, we requested additional "agreed upon procedures" pertaining to accounts receivable from Sprint's independent accountants. Sprint's independent accountants performed such procedures during October 2003.

    o Beginning in the fourth quarter of fiscal 2003, we analyzed, documented and implemented file audit and assurance processes for certain Sprint files used in recording financial information.

    o We obtained for the first time from Sprint an account level detail of subscriber accounts receivable as of September 30, 2003. In September 2003, we requested this detail on at least a quarterly basis in the future.

    o In September 2003, Sprint agreed to provide semi-annual SAS 70 reports beginning in 2004.

    o In September 2003, Sprint informed us that it will request SAS 70 reports from key service providers, including the third-party provider of its billing systems and services.

Although we refined and improved our internal controls in 2002, we and our independent auditors believe that a reportable condition (as defined above) in internal controls relating to accounts receivable continued during 2003 because most of the procedures described above were not in place until the end of the fiscal year. As a result of the improved processes and procedures described above, the Company believes no reportable condition in internal controls existed by the end of the fiscal year, September 30, 2003 but our independent auditors have not made that finding.

Because the procedures outlined under "Our Disclosure Controls and Procedures - Fiscal 2002" continued during 2003, we believe our disclosure controls and procedures were effective throughout 2003, including as of September 30, 2003.

In order to avoid a reportable condition in the future, the Company will need to continue the processes described above and continue to obtain or perform the following:

    o Obtain from Sprint access to a detailed listing of subscriber receivables at the account level on a quarterly basis and validate its integrity.

    o Perform a full reconciliation of the subscriber receivables detail to the general ledger balance, including a complete understanding of all reconciling items.

    o Perform a rollforward of the accounts receivable information to be provided by Sprint and compare these amounts to our general ledger accounts.

The Company will continue to monitor and evaluate the effectiveness of its improvements in controls related to information provided by Sprint and continue to improve these processes.

In preparation for the requirements imposed under Section 404 of the Sarbanes Oxley Act of 2002, we are retaining an outside accounting firm to assist us in reviewing and improving our internal control processes, including the processes to verify data provided by Sprint.

Changes in Internal Control over Financial Reporting

We refer you to the information discussed above in Evaluation of Disclosure Controls and Procedures.

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

    (d) Exhibits

AirGate Exhibits

      Exhibit
       Number     Number description
       ------     ------------------

         3.1+ Restated Certificate of Incorporation of AirGate PCS, Inc. dated December 17, 2002.

         3.2+ Amended and Restated Bylaws of AirGate PCS, Inc. dated December 17, 2002.

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

         10.8 Sprint Spectrum Trademark and Service Mark License Agreement (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1/A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and
                  333-79189-01))

         10.9 Sprint Trademark and Service Mark License Agreement (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and
                  333-79189-01))

         10.10+ Sales Agency Agreement made as of May 1, 2001 between Sprint Communications Company L.P. and AirGate PCS, Inc.

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

      Exhibit
       Number     Number description
       ------     ------------------

         10.18 Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

         10.19 Credit Agreement with Lucent (including form of pledge agreement and form of intercreditor agreement) (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/A filed by AirGate with the Commission on September 17, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

         10.20 Form of Warrant for units offering (including form of warrant in units offering and form of unit) (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1/A filed by AirGate with the Commission on September 23, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

         10.21 Employment Agreement dated April 9, 1999 by and between AirGate PCS, Inc. and Thomas M. Dougherty (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

         10.22 First Amendment to Employment Agreement dated December 20, 1999 between AirGate PCS, Inc. and Thomas M. Dougherty (Incorporated by reference to Exhibit 10.16 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2000 for the quarter ended March 31, 2000 (SEC File No.000-27455))

         10.23 Retention Bonus Agreement dated May 4, 2000 between AirGate PCS, Inc. and Thomas M. Dougherty (Incorporated by reference to Exhibit 10.17 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2000 for the quarter ended March 31, 2000 (SEC File No. 000-27455))

         10.24 Employment Agreement dated as of September 27, 1999 by and between AirGate PCS, Inc. and David C. Roberts (Incorporated by reference to Exhibit 10.22 to the annual report on Form 10-K filed by AirGate with the Commission on November 30, 2001 for the year ended September 30, 2001 (SEC File No. 000-27445))

         10.25 Employment Agreement dated as of August 30, 2000 by and between AirGate PCS, Inc. and Barbara L. Blackford (Incorporated by reference to Exhibit 10.23 to the annual report on Form 10-K filed by AirGate with the Commission on November 30, 2001 for the year ended September 30,r 2001 (SEC File No. 000-27445))

         10.26+ Separation Agreement and Release dated October 31, 2002, by and between AirGate PCS, Inc. and Alan Catherall

         10.27+ Offer Letter, effective October 24, 2002, by and between AirGate PCS, Inc. and William H. Seippel

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

         21+      Subsidiaries of AirGate PCS, Inc.

         23       Consent of KPMG LLP

         24+      Power of Attorney

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

         10.3+ Addendum VII to Sprint PCS Management Agreement dated August 26, 2002 by and among SprintCom, Inc., Sprint Communications Company, L.P., Sprint Spectrum L.P., WirelessCo, L.P. and iPCS Wireless, Inc.

         10.4+ Schedule of Definitions to Sprint PCS Management Agreement by and among Sprint Spectrum, L.P., SprintCom, Inc., WirelessCo, L.P. and Illinois PCS, LLC.

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

     Exhibit
      Number      Number description
      ------      ------------------

         10.10 First Amendment to Amended and Restated Credit Agreement and Consent dated as of February 23, 2001, by and among iPCS Wireless, Inc., as borrower, iPCS, Inc. and iPCS Equipment, Inc. as guarantors, and lenders named therein and Toronto Dominion (Texas), Inc., as administrative agent (Incorporated by reference to Exhibit 10.37 to the annual report on Form 10-K405 filed by iPCS with the Commission on March 29, 2001)

         10.11 Second Amendment to Amended and Restated Credit Agreement and Consent dated as of September 28, 2001, by and among iPCS Wireless, Inc., as borrower, iPCS, Inc. and iPCS Equipment, Inc. as guarantors, and lenders named therein and Toronto Dominion (Texas), Inc., as administrative agent (Incorporated by reference to Exhibit 10.40 to the quarterly report on Form 10-Q filed by iPCS with the Commission on November 14, 2001)

         10.12+ Third Amendment to Amended and Restated Credit Agreement dated December 19, 2001, by and among iPCS Wireless, Inc., as borrower, iPCS, Inc. and iPCS Equipment, Inc. as guarantors, and lenders named therein and Toronto Dominion (Texas), Inc., as administrative agent

         10.13 Fourth Amendment to Amended and Restated Credit Agreement and Consent dated February 14, 2002, by and among iPCS Wireless, Inc., as borrower, iPCS, Inc. and iPCS Equipment, Inc. as guarantors, and lenders named therein and Toronto Dominion (Texas), Inc., as administrative agent (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by iPCS with the Commission on February 22, 2002)

         10.14+ Fifth Amendment to Amended and Restated Credit Agreement and Waiver dated November 1, 2002, by and among iPCS Wireless, Inc., as borrower, iPCS, Inc. and iPCS Equipment, Inc. as guarantors, and lenders named therein and Toronto Dominion (Texas), Inc., as administrative agent

         10.15 Purchase Agreement dated as of July 12, 2000 for $300,000,000 of 300,000 units consisting of 14% Senior Discount Notes Due 2010 and warrants to purchase 2,982,699 shares of Common Stock (Incorporated by reference to Exhibit 10.18 to the registration statement on Form S-4 by iPCS with the Commission on October 10, 2000 (SEC File No. 333-47688))

         10.16 A/B Exchange Registration Rights Agreement dated as of July 12, 2000 by and among iPCS Equipment, Inc., iPCS Wireless, Inc. and Donaldson Lufkin & Jenrette Securities Corporation and TD Securities (USA) Inc. (Incorporated by reference to
                  Exhibit 10.24 to the registration statement on Form S-4 filed by iPCS with the Commission on October 10, 2000 (SEC File No. 333-47688))

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

         10.19 Amended and Restated Employment Agreement effective as of July 1, 2000 by and between Illinois PCS, LLC, Patricia M. Greteman and iPCS, Inc. (Incorporated by reference to Exhibit 10.19 to the registration statement on Form S-4 filed by iPCS with the Commission on October 10, 2000 (SEC File No. 333-47688))

         10.20 Lease dated as of June 1, 1999 by and between Gridley Enterprises, Inc. and Illinois PCS, LLC (Incorporated by reference to Exhibit 10.12 to the registration statement on Form S-1 filed by iPCS with the Commission on July 19, 2000 (SEC File No. 333-32064))

         10.21+ Lease dated August 17, 2000 between Investment Lease Corporation and iPCS Wireless, Inc., as amended by the Lease Amendment dated October 4, 2000 and the Lease Amendment dated June 4, 2002.

     Exhibit
      Number      Number description
      ------      ------------------

         10.22+ Lease dated May 5, 2000 between Barden Associates I, L.L.C. and Illinois PCS LLC, as amended by the Addendum dated August 30, 2000 and the Lease Addendum dated April 8, 2001.

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

----------
   * Confidential treatment has been requested on portions of these documents + Previously filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 15, 2004.

                                          AIRGATE PCS, INC.



                                          By:  /S/ WILLIAM H. SEIPPEL
                                              ----------------------------------
                                                      William H. Seippel
                                                    Chief Financial Officer
                                                   (Principal Financial and
                                                      Accounting Officer)

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

                       Name                                             Title                                     Date
                       ----                                             -----                                     ----
             /S/  THOMAS M. DOUGHERTY                 Chief Executive Officer and Director            January 15, 2004
---------------------------------------------------      (Principal Executive Officer)
               Thomas M. Dougherty

            /S/    WILLIAM H. SEIPPEL                 Chief Financial Officer (Principal              January 15, 2004
---------------------------------------------------      Financial and Accounting Officer)
                William H. Seippel

                          *                           Chairman of the Board of Directors              January 15, 2004
---------------------------------------------------
                 Barry Schiffman

                          *                           Director                                        January 15, 2004
---------------------------------------------------
                Robert A. Ferchat

                          *                           Director                                        January 15, 2004
---------------------------------------------------
                Stephen R. Stetz

                                                      Vice President, General Counsel and             January 15, 2004
By:          /S/   BARBARA L. BLACKFORD                Corporate Secretary
---------------------------------------------------
                    Barbara L. Blackford
                      Attorney-in-fact

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

Date:  January 15, 2004

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

Date:  January 15, 2004

                           s/ William H. Seippel
                           ------------------------
                           William H. Seippel
                           Chief Financial Officer

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
                                                    ===========     ============   ============    =============   ===============


Independent Auditors' Report

The Board of Directors
AirGate PCS, Inc.:

     Under date of January 10, 2003, we reported on the consolidated balance sheets of AirGate PCS, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended September 30, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule included in the annual report on Form 10-K/A2, as listed in the index under Item 15(b). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

`