Form 10-Q/A
period 2002-12-31
AIRGATE PCS INC /DE/
filed 2004-01-15
CIK 1086844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

                                EXPLANATORY NOTE

     This Form 10-Q/A is being amended solely for the purpose of amending and restating in its entirety Part I Item 4 of this Form 10-Q/A, to delete all references to Cash Cost Per User (or CCPU) and to update the signature page and the certifications required by the Sarbanes-Oxley Act of 2002 in Item 15 and Exhibits 99.1 and 99.2. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect these changes.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A") contains forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our liquidity, the wireless industry, our beliefs and management's assumptions. In addition, other written and oral statements that constitute forward looking statements may be made by us or on our behalf. Such forward looking statements include statements regarding expected financial results and other planned events, including but not limited to, anticipated liquidity, churn rates, ARPU and CPGA (all as defined in the Key Operating Metrics), roaming rates, EBITDA (as defined in the Key Operating Metrics), and capital expenditures. Words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "seek", "project," "target," "goal," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. These risks and uncertainties include:

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

Key Operating Metrics Defined

     Terms such as subscriber net additions, average revenue per user, churn and cost per gross addition are important operating metrics used in the wireless telecommunications industry. Terms such as EBITDA are financial measures used by many companies. None of these terms, including EBITDA, are measures of financial performance under accounting principles generally accepted in the United States ("GAAP"). The Company believes that EBITDA serves as an important financial analysis tool for measuring and comparing financial information such as liquidity, operating performance and leverage. EBITDA should not, however, be considered an alternative to, or more meaningful than, net income, cash flow or operating loss as determined in accordance with GAAP. EBITDA and these other terms as used by the Company may not be comparable to a similarly titled measure of another company. We have included below a reconciliation of EBITDA to operating loss.

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


                                                               Quarter Ended December 31,
                                                   2002                                           2001
                                 ------------------------------------------    --------------------------------------------
                                    AirGate            iPCS       Combined         AirGate           iPCS       Combined
                                    -------            ----       --------         -------           ----       --------
Subscriber Gross Additions           55,621          45,299        100,920          83,012         17,681        100,693
Subscriber Net Additions             13,670          20,934         34,604          54,820         13,892         68,712
Total Subscribers                   352,809         236,628        589,437         289,844        163,514        453,358
ARPU                                    $58             $53            $56             $60            $55            $59
Churn (with subscriber reserve)       3.78%           3.18%          3.54%           3.19%          1.99%          2.24%
Churn (without subscriber             4.09%           3.62%          3.91%           4.40%          3.92%          3.24%
reserve)
CPGA                                   $369            $346           $359            $345           $365           $349
Cap Ex (from cash flow statement)$5,626,000      $8,424,000    $14,050,000      $3,246,000     $3,880,000     $7,126,000
EBITDA                           $2,536,000    $(6,055,000)    $(3,519,000)   $(14,868,000)   $(6,051,000)   $(20,919,000)


The reconciliation of EBITDA to our reported operating loss, as determined in accordance with GAAP, is as follows (in thousands):


                                                                Quarter Ended December 31,
                                                   2002                                          2001
                                   --------------------------------------    ---------------------------------------------

                                  AirGate            iPCS        Combined        AirGate           iPCS        Combined
                                  -------            ----        --------        -------           ----        --------
EBITDA                               $2,536         $(6,055)        $(3,519)      $(14,868)       $(6,051)      $(20,919)
  Depreciation                     (11,599)          (9,027)        (20,626)        (9,003)        (2,263)       (11,266)
  Amortization of intangible                                         (4,264)                                      (4,539)
  assets                            (2,885)          (1,379)                        (4,479)           (60)
                                 -----------     -----------    ------------    -----------     ----------    ------------
Operating Loss                    $(11,948)        $(16,461)       $(28,409)      $(28,350)       $(8,374)      $(36,724)
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

     As of the end of the period covered by this report, December 31, 2002 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

     Our costs may be higher than we anticipate which could materially adversely affect our liquidity, financial condition and results of operations

     Our business plan anticipates that we will be able to lower our operating and capital costs, including costs per gross addition. Increased competition may lead to higher promotional costs, losses on sales of handset and other costs to acquire subscribers. Further, as described below under "Risks Related to Our Relationship With Sprint," a substantial portion of costs of service and roaming are attributable to fees and charges we pay Sprint for billing and collections, customer care and other back-office support. Our ability to manage costs charged by Sprint is limited. If our costs are more than we anticipate, the actual amount of funds to implement our strategy and business plan may exceed our estimates, which could have a material adverse affect on our liquidity, financial condition and results of operations.

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

Date:  January 15, 2004

                                  CERTIFICATION

I, Thomas M. Dougherty, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A of AirGate PCS, Inc.;

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

Date: January 15, 2004

/s/ Thomas M. Dougherty
----------------------------
    Thomas M. Dougherty
    Chief Executive Officer

                                  CERTIFICATION


I, William H. Seippel, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A of AirGate PCS, Inc.;

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

/s/ William H. Seippel
----------------------------
    William H. Seippel
    Chief Financial Officer

Exhibit 99.1


                        CERTIFICATION OF PERIODIC REPORT

I, Thomas M. Dougherty of AirGate PCS, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q/A of the Company for the quarterly period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) to the best of my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 15, 2004



                                                   /s/ Thomas M. Dougherty
                                                   -------------------------
                                                       Thomas M. Dougherty
                                                       Chief Executive Officer

Exhibit 99.2

                        CERTIFICATION OF PERIODIC REPORT

I, William H. Seippel, Chief Financial Officer of AirGate PCS, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q/A of the Company for the quarterly period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) to the best of my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 15, 2004


                                                   /s/ William H. Seippel
                                                   -----------------------
                                                       William H. Seippel
                                                       Chief Financial Officer