Form 10-Q/A
period 2003-03-31
AIRGATE PCS INC /DE/
filed 2004-01-15
CIK 1086844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No.1

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

 EXPLANATORY NOTE

This Form 10-Q/A is being amended solely for the purpose of amending and restating in its entirety Part I Item 4 of this Form 10-Q/A, to delete all references to Cash Cost Per User (or CCPU), and to update the signature page and the certifications required by the Sarbanes-Oxley Act of 2002 in Item 15 and Exhibits 99.1 and 99.2. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect these changes.

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

Terms such as subscriber net additions, average revenue per user, churn and cost per gross addition are important operating metrics used in the wireless telecommunications industry. These metrics are important to compare us to other wireless service providers. ARPU also assists management in forecasting future service revenue and CPGA assists management in quantifying the incremental costs to acquire a new subscriber. Except for churn and net subscriber additions we have included a reconciliation of these metrics to the most directly comparable GAAP financial measure. Churn and subscriber net additions are operating statistics with no comparable GAAP financial measure. ARPU and CPGA are supplements to GAAP financial information and should not be considered an alternative to, or more meaningful than, revenues, expenses or net loss as determined in accordance with GAAP.

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

EBITDA, ARPU, churn and CPGA as used by the Company may not be comparable to a similarly titled measure of another company.

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

For the three months ended March 31, 2003 compared to the three months ended March 31, 2002:

The table below sets forth key operating metrics for the Company for the quarters ended March 31, 2003 and 2002.


                                                                    Quarter Ended March 31,
                                                                    -----------------------
                                                    2003                                            2002
                                  -----------------------------------------     ----------------------------------------------
                                    AirGate            iPCS       Combined          AirGate           iPCS         Combined
                                    -------            ----       --------          -------           ----         --------
Subscriber Gross Additions           43,003          14,105         57,108           68,404         32,145          100,549
Subscriber Net Additions              5,755          (6,732)          (977)          36,055         16,954           53,009
Total Subscribers                   358,564         229,893        588,457          325,899        180,468          506,367
ARPU                                 $56.40          $51.21         $54.93           $63.11         $55.78           $60.48
Churn (with subscriber reserve)        3.30%           4.74%          3.70%            3.18%          2.61%            2.97%
Churn (without subscriber reserve)     3.69%           5.28%          4.14%            3.86%          3.29%            3.65%
CPGA                                   $298            $405           $324             $321           $367             $336
Capital Expenditures (cash)      $1,028,000         $45,000     $1,073,000      $14,890,000    $23,604,000      $41,397,000
EBITDA                           $15,290,000   $(1,200,000)    $14,090,000    $(260,293,000)   $(7,812,000)   $(268,105,000)



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

For the six months ended March 31, 2003 compared to the six months ended March 31, 2002:

The table below sets forth key operating metrics for the Company for the six months ended March 31, 2003 and 2002.

                                                                 Six Months Ended March 31,
                                                                 --------------------------
                                                   2003                                             2002
                                 ------------------------------------------    ------------------------------------------------
                                    AirGate            iPCS       Combined          AirGate           iPCS          Combined
                                    -------            ----       --------          -------           ----          --------
Subscriber Gross Additions           98,624          59,403        158,027          151,416         49,826           201,242
Subscriber Net Additions             19,425          14,199         33,624           90,876         30,846           121,722
Total Subscribers                   358,564         229,893        588,457          325,899        180,468           506,367
ARPU                                 $57.17          $53.40         $56.10           $61.80         $56.39            $60.47
Churn (with subscriber reserve)        3.53%           4.03%          3.72%            3.18%          2.50%             3.00%
Churn (without subscriber reserve)     3.89%           4.56%          4.15%            4.06%          3.48%             3.90%
CPGA                                   $338            $359           $344             $334           $371              $343
Capital Expenditures (cash)      $6,654,000      $8,469,000    $15,123,000      $21,039,000    $27,484,000       $48,523,000
EBITDA                          $17,826,000     ($7,255,000)   $10,571,000    ($275,161,000)  ($13,958,000)    ($289,119,000)

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

As of the end of the period covered by this report, March 31, 2003 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

10.1 * First Amendment to Services Agreement dated February 21, 2003 by and among AirGate Service Company, Inc., AirGate PCS, Inc., iPCS Wireless, Inc. and iPCS, Inc.

10.2 * AirGate PCS, Inc. Amended and Restated Non-Employee Director Compensation Plan dated January 22, 2003.

99.1 Certification of Thomas M. Dougherty pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.ss.1350.

99.2 Certification of William H. Seippel pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.ss.1350.
___________
*Previously Filed.


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


Date: January 15, 2004

/s/ Thomas M. Dougherty
------------------------
Thomas M. Dougherty
Chief Executive Officer

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


Date: January 15, 2004

/s/ William H. Seippel
------------------------
William H. Seippel
Chief Financial Officer