Form 10-Q/A
period 2003-06-30
AIRGATE PCS INC /DE/
filed 2004-01-15
CIK 1086844

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

                                EXPLANATORY NOTE

This Form 10-Q/A is being amended solely for the purpose of amending and restating in its entirety Part I Item 4 of this Form 10-Q/A, to delete all references to Cash Cost Per User (or CCPU), and to update the signature page and Exhibits 31.1, 31.2, 32.1 and 32.2. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect these changes.

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

Terms such as subscriber net additions, average revenue per user ("ARPU"), churn and cost per gross addition ("CPGA") are important operating metrics used in the wireless telecommunications industry. These metrics are important to compare us to other wireless service providers. ARPU and CPGA also assist management in budgeting and CPGA also assists management in quantifying the incremental costs to acquire a new subscriber. Except for churn and net subscriber additions, we have included a reconciliation of these metrics to the most directly comparable GAAP financial measure. Churn and subscriber net additions are operating statistics with no comparable GAAP financial measure. ARPU and CPGA are supplements to GAAP financial information and should not be considered an alternative to, or more meaningful than, revenues, expenses or net loss as determined in accordance with GAAP.

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

For the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002:

The table below sets forth key operating metrics for the Company for the quarters ended June 30, 2003 and 2002.

                                                                    Quarter Ended June 30,
                                                     2003                                           2002
                                     --------------------------------------     ----------------------------------------------
                                    AirGate            iPCS       Combined          AirGate           iPCS         Combined
                                    -------            ----       --------          -------           ----         --------
Subscriber Gross Additions           38,919              --         38,919           47,529         32,370           79,899
Subscriber Net Additions              5,593              --          5,593           11,404         14,675           26,079
Total Subscribers                   364,157              --        364,157          337,303        195,143          532,446
ARPU                                 $59.90              --         $59.90           $57.52         $53.24           $55.97
Churn  (with subscriber reserve)       2.9%              --           2.9%             3.3%           2.9%             3.2%
Churn (without subscriber reserve)     2.9%              --           2.9%             3.6%           3.2%             3.4%
CPGA                                   $399              --           $399             $418           $441             $436
Capital Expenditures (cash)
  (in thousands)                     $3,715              --         $3,715          $11,241        $17,641          $28,882
EBITDA (in thousands)               $14,084              --        $14,084           $2,371        $(6,203)         $(3,832)

The reconciliation of EBITDA to our reported net loss, as determined in accordance with GAAP, is as follows (dollar amounts in thousands):

                                                                    Quarter Ended June 30,
                                                       2003                                                2002
                                  -----------------------------------------------      ---------------------------------------------
                                   AirGate           iPCS             Combined            AirGate          iPCS           Combined
                                   -------           ----             --------            -------          ----           --------
Net Loss                            $ (8,247)           $ --            $ (8,247)         $(25,696)       $ (24,383)       $(50,079)
    Depreciation and amortization     11,588              --              11,588            19,326           11,434          30,760
    Interest income                      (27)             --                 (27)              (23)            (291)           (314)
    Interest expense                  10,770              --              10,770             8,764            7,037          15,801
                                    --------            ----            --------           -------         ---------       ---------
    EBITDA                          $ 14,084            $ --            $ 14,084           $ 2,371         $ (6,203)       $ (3,832)
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

For the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002:

The table below sets forth key operating metrics for the Company for the nine months ended June 30, 2003 and 2002.

                                                                  Nine Months Ended June 30,
                                                   2003                                               2002
                                 ------------------------------------------       ---------------------------------------------
                                    AirGate          iPCS**       Combined          AirGate           iPCS          Combined
                                    -------          ----         --------          -------           ----          --------
Subscriber Gross Additions          137,543          59,403        196,946          198,945         82,196           281,141
Subscriber Net Additions             25,018          14,199         39,217          102,280         45,521           147,801
Total Subscribers                   364,157         228,893        593,050          337,303        195,143           532,446
ARPU                                 $58.47          $53.40         $57.33           $63.25         $55.44            $60.95
Churn (with subscriber reserve)        3.3%            4.0%           3.7%             3.0%           2.4%              2.7%
Churn (without subscriber reserve)     3.8%            4.9%           4.4%             3.9%           3.4%              3.6%
CPGA                                   $351            $356           $355             $354           $399              $370
Capital Expenditures (cash)
      (in thousands)                $10,369          $8,469        $18,838         $ 32,280       $ 45,125           $77,405
EBITDA (in thousands)               $31,910         $(7,255)       $24,655        $(268.990)      $(23,961)        $(292,951)


The reconciliation of EBITDA to our reported net loss, as determined in accordance with GAAP, is as follows (dollar amounts in thousands):

                                                                     Nine Months Ended June 30,
                                                       2003                                                2002
                                  -----------------------------------------------      ---------------------------------------------
                                    AirGate           iPCS**           Combined            AirGate          iPCS            Combined
                                    -------           ----             --------            -------          ----            --------
Net Loss                            $(39,958)          $(36,984)        $(76,942)       $(321,461)        $(60,172)       $(381,633)
    Depreciation and
     amortization                     41,145             14,677           55,822           55,645           21,596           77,241
    Interest income                      (52)               (42)             (94)            (156)            (374)            (530)
    Interest expense                  30,775             15,094           45,869           25,743           14,989           40,732
    Income tax  benefit                   --                 --               --          (28,761)              --          (28,761)
                                -------------      ------------       -----------        ---------       ----------        ---------
    EBITDA                          $ 31,910          $ (7,255)         $ 24,655        $(268,990)        $(23,961)       $(292,951)
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

As of the end of the period covered by this report, June 30, 2003 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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