Form 10-K/A
period 2003-09-30
AIRGATE PCS INC /DE/
filed 2004-01-15
CIK 1086844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

EXPLANATORY NOTE

This Form 10-K/A is being amended solely for the purpose of making minor changes to the section titled “Management’s Discussion of Financial Condition and Results of Operations,” amending and restating in its entirety Item 9A of this Form 10-K/A, making a minor clarifying addition in the first paragraph of footnote 3(a) to the consolidated financial statements, removing all references to Cash Cost Per User (or CCPU), to update the signature page and Exhibits 31.1, 31.2, 32.1 and 32.2, to update KPMG LLP’s report on the financial statement schedule to reference this 10-K/A and to update the consent of KPMG LLP in Exhibit 23. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect these changes.

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

Our business has been and continues to be affected by these market conditions. In addition, as a result of our dependence on Sprint, we are also confronted with additional factors that have had a negative impact on our operations such as:

•	Sprint offered a program that attracted sub-prime credit quality subscribers, which contributed to high rates of churn and reduced our liquidity. The introduction of this program was required under our agreements with Sprint until late February, 2002 (See “— Marketing Strategy — Pricing” for a description of the program and “— Sprint Relationship and Agreements”);

•	in 2002 and early 2003, Sprint took a number of actions which resulted in unanticipated charges or increases in charges to us. Some of these charges resulted from errors by Sprint, while others were charges to which we had little or no advance notice. The effect of these actions was to reduce our liquidity and interject a greater degree of uncertainty to our business and financial planning (See “Risk Factors — Risks Related to Our Relationship with Sprint”). As of September 30, 2003, we have disputed approximately $8.9 million in invoices for such increases and additional charges, but those issues have not been resolved;

•	our current dependence on Sprint to provide customer care limits our ability to improve the quality of customer care, which we believe contributes to higher churn, and to reduce the costs of customer care;

•	because 64% of our costs of service and roaming is paid to (or through) Sprint as service, affiliation, roaming, long-distance and other fees and expenses under our agreements, our ability to control costs through our own cost cutting measures is limited; and

•	a more limited control of our own working capital.

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

Seek to reduce churn and bad debt expense by focusing on the credit quality of our new subscribers and our subscriber base. We believe it is important to maintain the appropriate balance of prime and sub-prime credit subscribers to reduce churn and bad debt expense. Currently, rates of churn, or customer turnover, are highest among sub-prime credit quality customers. During fiscal 2003, we increased the deposit required to be paid by sub-prime credit customers to use our services. As a result of these actions, we have increased our customer base by 6% while increasing our prime credit quality customers to 72% of our customer base from 65% at September 30, 2002. Despite these measures, churn for the quarter ended September 30, 2003 was 3.41%.

Seek to reduce operating costs and churn by improving the quality and cost of customer service and related services and other actions. A number of factors, including the quality of customer care, contribute to churn. Two surveys conducted in 2003 ranked Sprint last in customer service among national wireless carriers. Sprint currently provides these services on behalf of AirGate pursuant to services agreement. In an effort to reduce the cost of providing customer care and to improve the quality of the services and reduce churn, we are exploring the possibility of outsourcing these services to another service provider or ways to improve the services as provided by Sprint. See “AirGate — Customer Care and Billing.” We are also exploring other ways to reduce churn.

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

The recapitalization plan consists of

•	public and private exchange offers, in which AirGate is offering to exchange all $300 million of its outstanding 13.5% Senior Subordinated Discount Notes due 2009 (the “old notes” or the “old AirGate notes”) for an aggregate of

•	33,041,834 shares of its common stock, representing 56% of its outstanding common stock to be issued and outstanding immediately after the financial restructuring; and

•	$160 million of newly-issued 9 3/8% Senior Subordinated Secured Notes due 2009 (the “new notes” or the “new AirGate notes”);

•	consent solicitations, in which AirGate is soliciting the consent of each holder of old notes to

•	amend the old notes indenture to eliminate substantially all of the restrictive covenants contained in the old notes indenture and release all collateral securing AirGate’s obligations under the old notes indenture; and

•	waive any defaults and events of default under the old notes indenture that may occur in connection with the recapitalization plan;

•	an amendment of AirGate’s credit facility; and

•	stockholder approval of certain aspects of the recapitalization plan.

The prepackaged plan consists of a plan of reorganization under Chapter 11 of the Bankruptcy Code that would effect the same transactions contemplated by the recapitalization plan.

In connection with the financial restructuring, AirGate has filed a registration statement with the SEC to register the issuance of its common stock and new notes in the public exchange offer.

Recent Developments

Two recent surveys ranked Sprint last among national wireless carriers in terms of customer satisfaction with customer care. We believe actual or perceived poor customer care contributes to higher churn. AirGate is examining a change in its billing and customer care provider from Sprint to another provider. Whether we change providers depends on a number of factors, including the costs of the providers compared to Sprint, the costs Sprint may charge to accommodate the transition to a new provider, the costs Sprint may charge for services that remain with Sprint, either through our choice or because Sprint requires us to accept these services, and the resolution of other issues with Sprint. Sprint has proposed changes in our underlying economic relationship on terms similar to those accepted by other Sprint network partners. Under this modified arrangement, Sprint would provide fixed service costs for up to three years, subject to certain exceptions and would agree to fix the reciprocal roaming rate charged among Sprint and its network partners at $0.058 per minute for at least three years. In October 2003, the Company was informed that the reciprocal roaming rate would be reduced to $0.041 per minute in 2004. In January 2004, the Company was informed that the service bureau fees for 2004 would be at or below those in Sprint’s proposal to change our economic relationship. We are evaluating all of these alternatives. See “—Outsourced Services.”

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

Advantages

We believe our relationship with Sprint provides us with significant advantages over other regional wireless providers. These advantages include:

•	our right to sell Sprint PCS products and services (See “—The Management Agreement — Exclusivity”);

•	subscribers’ access to Sprint’s all-digital nationwide network (See “— Products and Services”);

•	Sprint’s brand name recognition (See “— Marketing Strategy”);

•	Sprint’s national marketing programs (See “— Marketing Strategy”);

•	Sprint’s wireless PCS products and services (See “— Products and Services”);

•	our ability to take advantage of Sprint’s research and development (See “— Technology — Research and Development”);

•	discounted purchasing arrangements with many of Sprint’s vendors for network equipment and handsets, as described herein under “The Management Agreement — Products and Services” and “— Suppliers and Equipment Vendors”); and

•	Sprint’s established national distribution channels in our territory (See “— Sales and Distribution”).

Disadvantages

Our relationship with, and dependence on, Sprint also has certain disadvantages (See “Risk Factors — Risks Related to Our Business — Risks Related to Our Relationship with Sprint”). Some of these disadvantages are that:

•	If Sprint’s business plan does not succeed, we are likely to experience many of the negative consequences experienced by Sprint, some of which may be worse for us. If Sprint’s business plan fails, our business plan is also likely to fail. For example, if Sprint’s wireless products and services are not sufficiently competitive in the marketplace and that results in loss of market share and lower subscriber growth for Sprint, we are likely to experience lower subscriber growth and similarly negative effects in our territory.

•	We do not currently engage in independent product development, but depend on Sprint for continuing research and development of wireless products and services.

•	Sprint requires us to offer and support its PCS products, services and programs, even if these products and services adversely impact our business (See “The Management Agreement — Products and Services” and “— Service pricing, roaming and fees”). See “— Marketing Strategy — Pricing” for a description of the Clear Pay program and the PCS to PCS offering.

•	Pursuant to the terms of our services agreement, Sprint provides a number of services, such as billing and customer care, that affect subscribers in our territory. Sprint’s customer care has been ranked lowest among national carriers, which we believe contributes to higher rates of customer turnover, or “churn.” (See “Risk Factors — Risk Related to Our Business — Risks Related to Our Relationship with Sprint — The inability of Sprint to provide high quality back office services could lead to subscriber dissatisfaction, increased churn or otherwise increase our costs.”)

•	We believe Sprint currently charges us above market rates for customer care, billing and related services. As a result, our costs may be higher than those of many or our competitors. Our ability to terminate Sprint as the provider of some or all of these services and to provide them directly or through another service provider may be hindered or prevented altogether by Sprint if it imposes requirements and/or charges high start-up costs in connection with any transition to a new service provider. While we believe that Sprint’s rights are limited in this regard, there can be no assurance that any resulting disputes would be resolved in our favor. In addition, actions we might take to improve customer care or other services could increase our expenses (See “— Current Operating Environment and its Impact on Us”).

•	Sprint has taken the position that it can, unilaterally at any time and with little notice, increase charges, impose new program requirements and decrease the per minute rate (known as the “reciprocal roaming rate” or the “travel rate”) that Sprint and its network partners are paid for subscribers in their territory who use the network of Sprint or another network partner (and vice versa). For example, Sprint reduced the travel rate from $0.20 a minute in June, 2001 to $0.058 a minute in 2003 and has notified us of its intent to reduce the travel rate to $0.041 a minute in 2004.

•	AirGate was required to upgrade our network to first generation data technology or “1XRTT” at a cost of more than $15 million.

•	In 2002, we agreed to a new $4 logistics fee for each 3G enabled handset to avoid a prolonged dispute with Sprint over certain charges.

•	Sprint charged a $15 per month fee per 3G subscriber in 2002 and more than $3.00 per 3G subscriber in 2003 for 3G-related research and development costs.

•	Sprint PCS sought to recoup $4.9 million in long-distance access revenues previously paid by Sprint PCS to AirGate, of which $1.2 million has been invoiced.

•	Future increases in charges, new program requirements and reductions in the travel rate may adversely affect our results of operations and our ability to satisfy financial covenants contained in our credit facility. (See “Risk Factors — Risks Related to Our Business — Risks Related to Our Relationship with Sprint — Sprint may make business decisions that are not in our best interests, which may adversely affect our relationship with subscribers in our territory, increase our expenses and/or decrease our revenues.”)

•	We depend on Sprint for information needed to determine and verify our revenues and many of our expenses. On more than one occasion, we have determined that the data provided by Sprint has been inaccurate. As a result, we must dedicate substantial resources to analyze, verify and substantiate information provided, and charges made, by Sprint. Further, because of Sprint’s control over this data, our ability to recognize, analyze and react to trends affecting our operations and business are less than if we had ready access to all data affecting our business. Finally, if Sprint financial data provided to us has inaccuracies that we cannot, or do not, detect in a timely manner, we may experience unanticipated charges or losses. (See “Risk Factors — Risks Related to Our Business — Risks Related to Our Relationship with Sprint — Inaccuracies in data provided by Sprint could understate our expenses or overstate our revenues and result in out-of-pocket adjustments that may materially adversely affect our financial results.”)

•	We are currently engaged in discussions with Sprint regarding historical disputes and other issues affecting our relationship, including the potential to outsource customer care, billing and related services. Our inability to resolve some or all of those issues could have a negative impact on our business and our future financial performance. (See “Risk Factors — Risks Related to Our Relationship with Sprint — Our disputes with Sprint may adversely affect our relationship with Sprint.”)

Recently, Sprint has announced that it will re-align its resources to focus on two market segments: businesses and consumers. This represents a shift away from the current organizational focus on assets groups and products: local telecommunications, global wireline voice and data services and wireless. This initiative is often referred to as “One Sprint — Many Solutions.” This realignment is designed to facilitate Sprint’s cross-selling and bundling of products across these product lines. This shift could divert marketing, advertising and internal Sprint resources once dedicated to wireless to bundled or non-PCS Sprint products and services, could increase the risk that Sprint will design wireless products and services in a manner that is not profitable for AirGate or other network partners and could reduce the significance of Sprint’s wireless network partners.

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

The Nasdaq National Market delisted our common stock as of April 8, 2003, because, among other matters, our bid price remained below the required minimum price of $1.00 per share for more than 30 days. As of December 12, 2003, the closing price of our common stock was $1.85, and there were 25,961,191 shares of our common stock issued and outstanding.

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

If the restructuring is completed, the holders of old notes will receive shares of our common stock representing 56% of our common stock, assuming all outstanding old notes are tendered in the exchange offer. Before the restructuring, the majority of our outstanding old notes were held by a few investors. Consequently, these investors individually will hold high concentrations of our common stock immediately after the restructuring. The largest percentage of our common stock held by any single noteholder as a result of the consummation of the financial restructuring is expected to be approximately 12.5%. This noteholder has requested, and we have agreed, to provide certain registration rights to permit such noteholder’s re-sale of our common stock and new AirGate notes. In addition, we have agreed, pursuant to a registration rights agreement, to use our reasonable best efforts to file and maintain the effectiveness of a shelf registration to permit the resale of our common stock and new notes to be issued to the noteholders participating in the private exchange offer.

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

If the economic terms of the restructuring are materially altered, the noteholders that are parties to the amended support agreement may be released from their obligations thereunder and we may have to further amend the terms of our credit facility.

Under the terms of the amended support agreement, we have agreed not to effect a restructuring unless it is in accordance with the terms of the amended support agreement and the related restructuring term sheet. A material alteration of any economic terms would release any noteholders not consenting to such alteration from their obligations under the amended support agreement. As a result, some or all of the noteholders could take the position that they are not bound by a further amended support agreement or term sheet. If we were unable to reach agreement on further amendments to the amended support agreement, and some or all of the noteholders did not support the proposed restructuring, we may need to pursue an alternative plan of restructuring. In addition, a change in the terms of the restructuring may require further amendments to the credit facility.

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

•	increased churn,

•	increased competition and Sprint’s decline in market share,

•	declining rates of wireless subscriber growth in general,

•	the re-imposition and increase in deposits for most sub-prime credit subscribers, and

•	the current economic slowdown.

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

Our business plan anticipates that we will be able to maintain lower operating and capital costs, including costs per gross addition. Increased competition may lead to higher promotional costs, losses on sales of handset and other costs to acquire subscribers. Further, as described below under “Risks Related to Our Relationship With Sprint,” a substantial portion of costs of service and roaming are attributable to fees and charges we pay Sprint for billing and collections, customer care and other back-office support. Our ability to manage costs charged by or through Sprint is limited. If our costs are more than we anticipate, the actual amount of funds needed to implement our strategy and business plan may exceed our estimates, which could have a material adverse affect on our liquidity, financial condition and results of operations. We estimate, based on our projections for fiscal year 2004, that for every 1% that aggregate Sprint fees exceed our planned expectations, it will increase our annual operating loss by approximately $400,000.

We may continue to experience a high rate of subscriber turnover, which would adversely affect our financial performance.

The wireless personal communications services industry in general, and Sprint and its network partners in particular, have experienced a higher rate of subscriber turnover, commonly known as churn, as compared to cellular industry averages. We believe this churn rate was driven higher in 2002 and early 2003 due to the NDASL and Clear Pay programs required by Sprint and the removal of deposit requirements as described elsewhere in this report. Our business plan assumes that churn will be relatively constant in fiscal 2004, but will decline significantly thereafter. Although churn declined in the first nine months of fiscal 2003, churn rates increased in the quarter ended September 30, 2003. Due to significant competition in our industry and general economic conditions, among other things, churn may increase and our future rate of subscriber turnover may be higher than projected or our historical rate. Factors that may contribute to higher churn include:

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

Recently, Sprint has announced that it will re-align its resources to focus on two market segments: businesses and consumers. This represents a shift away from the current organizational focus on assets groups and products: local telecommunications, global wireline voice and data services and wireless. This initiative is often referred to as “One Sprint-Many Solutions.” This realignment is designed to facilitate Sprint’s cross-selling and bundling of products across these product lines. This shift could

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

As a network partner of Sprint, we have the right to provide PCS products and services under the Sprint brand names in our territory in the southeastern United States. In addition, we feature exclusively and prominently the nationally recognized Sprint brand in our marketing effort. Consequently, our business and results of operations depend on the continued recognition of the Sprint brand name and success of Sprint’s business. In recent months, we believe Sprint’s share of the market has declined, as has ours. If Sprint’s business plan does not succeed, or if Sprint has a significant disruption to its business plan or network, fails to operate its business in an efficient manner, or suffers a weakening of its brand name or erosion of its customer base, our operations and profitability would likely be negatively impacted.

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

					For the Nine
					Months
	For the Year Ended				Ended
	September 30,				September 30,

	2003(2)	2002(1)	2001	2000	1999

Consolidated Statements of Operations Data:		(In thousands except per share and subscriber data)
Revenues:
Service revenue	$309,377	$327,365	$105,976	$9,746	$—
Roaming revenue	86,672	111,162	55,329	12,338	—
Equipment revenue	13,988	18,030	10,782	2,981	—

Total revenues	410,037	456,557	172,087	25,065	—

Operating expenses:
Cost of services and roaming (exclusive of depreciation and amortization as shown separately below)	243,191	311,303	116,909	27,993	—
Cost of equipment	28,419	43,592	20,218	5,685	—
Selling and marketing	68,186	116,610	71,706	28,539	—
General and administrative	30,228	25,851	17,141	15,338	5,619
Depreciation and amortization	60,662	70,197	30,621	12,034	622
Amortization of intangible assets	6,821	39,332	46	—	—
Loss on disposal of property and equipment	1,969	1,074	—	—	—
Impairment of goodwill(3)	—	460,920	—	—	—
Impairment of property and equipment (3)	—	44,450	—	—	—
Impairment of intangible assets (3)	—	312,043	—	—	—

Total operating expenses	439,476	1,425,372	256,641	89,589	6,241

Operating loss	(29,439)	(968,815)	(84,554)	(64,524)	(6,241)
Interest income	229	590	2,463	9,321	—
Interest expense	(55,547)	(57,153)	(28,899)	(26,120)	(9,358)
Income tax benefit	—	28,761	—	—	—

Net loss	$(84,757)	$(996,617)	$(110,990)	$(81,323)	$(15,599)

Basic and diluted net loss per share of common stock	$(3.27)	$(41.96)	$(8.48)	$(6.60)	$(4.57)
Basic and diluted weighted-average outstanding common shares	25,908,414	23,751,507	13,089,285	12,329,149	3,414,276
Consolidated Other Data:
Number of subscribers at end of period	359,460	554,833	235,025	56,689	—
Consolidated Statements of Cash Flows Data:
Cash provided by (used in) operating activities	$42,548	$(45,242)	$(40,850)	$(41,609)	$(2,473)
Cash used in investing activities	(35,975)	(78,716)	(71,772)	(152,397)	(15,706)
Cash provided by (used in) financing activities	15,030	142,143	68,528	(6,510)	274,783

			As of
			September 30,

	2003(2)	2002(1)	2001	2000	1999

Consolidated Balance Sheet Data (at period end):			(In Thousands)
Cash and cash equivalents	$54,078	$32,475	$14,290	$58,384	$258,900
Total current assets	101,265	129,773	56,446	74,315	261,247
Property and equipment, net	178,070	399,155	209,326	183,581	44,206
Total assets	290,916	574,294	281,010	268,948	317,320
Total current liabilities (4)	88,747	494,173	61,998	37,677	31,507
Long-term debt and capital lease obligations	386,509	354,828	266,326	180,727	157,967
Total liabilities (5)	667,913	867,241	333,734	219,075	189,474
Stockholders’ equity (deficit)	(376,997)	(292,947)	(52,724)	49,873	127,846

(1)	On November 30, 2001, AirGate acquired iPCS, Inc. (together with its subsidiaries “iPCS”). The accounts of iPCS are included as of September 30, 2002 and the results of operations subsequent to November 30, 2001.

(2)	On February 23, 2003, iPCS filed for Chapter 11 bankruptcy protection. Prior to February 23, 2003, the accounts and results of operations of iPCS were consolidated. Subsequent to filing bankruptcy, iPCS is no longer consolidated and is accounted for on the cost basis. On October 17, 2003, AirGate irrevocably transferred all of its shares of iPCS common stock to a trust organized under Delaware law. As of the date of the transfer, the disposition will be accounted for as a discontinued operation and the iPCS investment (approximately $184 million credit balance carrying amount) will be eliminated and recorded as a non-monetary gain from disposition of discontinuing operations.

(3)	As a result of the Company’s fair value assessments, total impairment charges of $817.4 million were recorded for the impairment of goodwill and tangible and intangible assets related to iPCS for the year ended September 30, 2002.

(4)	As a result of an event of default, the iPCS credit facility and iPCS notes have been classified as a current liability as of September 30, 2002.

(5)	As of September 30, 2003 includes the investment in iPCS of $184.1 million accounted for on the cost basis.

ITEM 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) contains forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our liquidity, the wireless industry, our beliefs and management’s assumptions. In addition, other written and oral statements that constitute forward looking statements may be made by us or on our behalf. Such forward looking statements include statements regarding expected financial results and other planned events, including but not limited to, anticipated liquidity, churn rates, ARPU and CPGA (all as defined in “Non-GAAP Financial Measures and Key Operating Metrics”), roaming rates, EBITDA (as defined in “Non-GAAP Financial Measures and Key Operating Metrics”), and capital expenditures. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek”, “project,” “target,” “goal,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. These risks and uncertainties include:

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. Effective July 1, 2003 the Company adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. The consensus guidance is applicable to agreements entered into for quarters beginning after June 15, 2003. The adoption of EITF 00-21 has required evaluation of each arrangement entered into by the Company for each sales channel. The Company will continue to monitor arrangements with its sales channels to determine if any changes in revenue recognition would need to be made in the future. The adoption of EITF 00-21 has resulted in substantially all of the activation fee revenue generated from Company-owned retail stores and associated costs being recognized at the time the related wireless handset is sold and it is classified as equipment revenue and cost of equipment, respectively. Upon adoption of EITF 00-21, previously deferred revenues and costs will continue to be amortized over the remaining estimated life of a subscriber, not to exceed 30 months. Revenue and costs for activations at other retail locations will continue to be deferred and amortized over their estimated lives. The adoption of EITF 00-21 had the effect of increasing equipment revenue by $0.4 million and increasing costs of equipment by $0.3 million, which otherwise would have been deferred and amortized.

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

Terms such as subscriber net additions, average revenue per user (“ARPU”), churn and cost per gross addition (“CPGA”) are important operating metrics used in the wireless telecommunications industry. These metrics are important to compare us to other wireless service providers. ARPU and CPGA also assist management in budgeting and CPGA also assists management in quantifying the incremental costs to acquire a new subscriber. Except for churn and net subscriber additions, we have included a reconciliation of these metrics to the most directly comparable GAAP financial measure. Churn and subscriber net additions are operating statistics with no comparable GAAP financial measure. ARPU and CPGA are supplements to GAAP financial information and should not be considered an alternative to, or more meaningful than, revenues, expenses or net loss as determined in accordance with GAAP.

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

The table below sets forth key operating metrics for the Company for the years ended September 30, 2003 and 2002.

			Year Ended September 30,

	2003			2002

	AirGate	iPCS	Combined**	AirGate	iPCS	Combined**

Gross subscriber additions	172,007	59,403	231,410	247,221	127,028	374,249
Net subscriber additions	20,321	14,199	34,520	104,116	66,072	170,188
Total subscribers	359,460	—	359,460	339,139	215,694	554,833
ARPU	$60	$53	$59	$61	$54	$59
Churn	3.2%	4.0%	3.5%	3.5%	3.0%	3.4%
CPGA	$364	$356	$362	$387	$388	$387
Capital expenditures (in thousands)	$16,023	$9,921	$25,944	$41,338	$55,722	$97,060
EBITDA (in thousands)	$46,827	($8,783)	$38,044	($16,703)	($842,583)	($859,286)

The reconciliation of EBITDA to our reported net loss, as determined in accordance with GAAP, is as follows (dollar amounts in thousands):

			Year Ended September 30,

	2003			2002

	AirGate	iPCS	Combined**	AirGate	iPCS	Combined**

Net Loss	$(42,186)	$(42,571)	$(84,757)	$(92,780)	$(903,837)	$(996,617)
Depreciation and amortization	46,494	20,989	67,483	40,764	68,765	109,529
Interest income	(187)	(42)	(229)	(161)	(429)	(590)
Interest expense	42,706	12,841	55,547	35,474	21,679	57,153
Income taxes	—	—	—	—	(28,761)	(28,761)

EBITDA	$46,827	$(8,783)	$38,044	$(16,703)	$(842,583)	$(859,286)

The reconciliation of EBITDA to net cash provided by (used in) operating activities, as determined in accordance with GAAP, is as follows (dollar amounts in thousands):

			Year Ended September 30,

	2003			2002

	AirGate	iPCS	Combined**	AirGate	iPCS	Combined**

Net cash provided by (used in) operating activities	$50,182	$(7,634)	$42,548	$(24,460)	$(20,782)	$(45,242)
Change in operating assets and liabilities	(6,061)	1,267	(4,794)	24,446	3,017	27,463
Interest expense	42,706	12,841	55,547	35,474	21,679	57,153
Accretion of interest	(32,698)	(11,589)	(44,287)	(27,605)	(23,065)	(50,670)
Interest and other income	(187)	(42)	(229)	(161)	(429)	(590)
Goodwill and asset impairments	—	—	—	—	(817,413)	(817,413)
Provision for doubtful accounts	(5,218)	(1,694)	(6,912)	(21,343)	(5,590)	(26,933)
Other	(1,897)	(1,932)	(3,829)	(3,054)	—	(3,054)

EBITDA	$46,827	$(8,783)	$38,044	$(16,703)	$(842,583)	$(859,286)

The reconciliation of ARPU to service revenue, as determined in accordance with GAAP, is as follows (dollar amounts in thousands, except per unit data):

			Year Ended September 30,

	2003			2002

	AirGate	iPCS	Combined**	AirGate	iPCS	Combined**

Average Revenue per User (ARPU):
Service revenue	$251,481	$57,896	$309,377	$226,504	$100,861	$327,365
Average subscribers	349,300	222,794	438,418	310,013	183,407	462,852
ARPU	$60	$53	$59	$61	$54	$59

The reconciliation of CPGA to selling and marketing expense, as determined in accordance with GAAP, is calculated as follows (dollar amounts in thousands, except per unit data):

				YEAR ENDED SEPTEMBER 30,

	2003				2002

	AirGate	iPCS*	Elimination	Combined**	AirGate	iPCS*	Elimination	Combined**

Cost per Gross Add (CPGA):
Selling and marketing expense	$51,769	$16,417	$—	$68,186	$79,099	$37,511	$—	$116,610
Plus: Activation expense	996	194	—	1,190	1,830	907	—	2,737
Plus: Cost of equipment	21,521	7,130	(232)	28,419	27,778	16,107	(293)	43,592
Less: Equipment revenue	(11,645)	(2,575)	232	(13,988)	(13,027)	(5,296)	293	(18,030)

Total acquisition costs	$62,641	$21,166	$—	$83,807	$95,680	$49,229	$—	$144,909

Gross additions	172,007	59,403	—	231,410	247,221	127,028	—	374,249
CPGA	$364	$356	$—	$362	$387	$388	$—	$387

*	For 2003, iPCS amounts represent the period between October 1, 2002 and February 23, 2003 (146 days). For 2002, iPCS amounts represent the period between December 1, 2001 and September 30, 2002 (304 days).

**	The combined column reconciles to the Consolidated Statements of Operations for the years ended September 30, 2003 and 2002.

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

The table below sets forth key operating metrics for the Company for the year ended September 30, 2002 and 2001.

			Year Ended September 30,

	2002			2001

	AirGate	iPCS	Combined**	AirGate	iPCS	Combined**

Gross subscriber additions	247,221	127,028	374,249	233,390	—	233,390
Net subscriber additions	104,116	66,072	170,188	178,336	—	178,336
Total subscribers	339,139	215,694	554,833	235,025	—	235,025
ARPU	$61	$54	$59	$62	$—	$62
Churn	3.5%	3.0%	3.4%	2.8%	—	2.8%
CPGA	$387	$388	$387	$361	$—	$361
Capital expenditures (in thousands)	$41,338	$55,722	$97,060	$71,270	$—	$71,270
EBITDA (in thousands)	($16,703)	($842,583)	$(859,286)	($53,887)	$—	($53,887)

The reconciliation of EBITDA to our reported net loss, as determined in accordance with GAAP, is as follows (dollar amounts in thousands):

			Year Ended September 30,

	2002			2001

	AirGate	iPCS	Combined**	AirGate	iPCS	Combined**

Net Loss	$(92,780)	$(903,837)	$(996,617)	$(110,990)	$—	$(110,990)
Depreciation and amortization	40,764	68,765	109,529	30,667	—	30,667
Interest income	(161)	(429)	(590)	(2,463)	—	(2,463)
Interest expense	35,474	21,679	57,153	28,899	—	28,899
Income taxes	—	(28,761)	(28,761)	—	—	—

EBITDA	$(16,703)	$(842,583)	$(859,286)	$(53,887)	$—	$(53,887)

The reconciliation of EBITDA to net cash provided by (used in) operating activities, as determined in accordance with GAAP, is as follows (dollar amounts in thousands):

			Year Ended September 30,

	2002			2001

	AirGate	iPCS	Combined**	AirGate	iPCS	Combined**

Net cash provided by (used in) operating activities	$(24,460)	$(20,782)	$(45,242)	$(40,850)	$—	$(40,850)
Change in operating assets and liabilities	24,446	3,017	27,463	(4,674)	—	(4,674)
Interest expense	35,474	21,679	57,153	28,899	—	28,899
Accretion of interest	(27,605)	(23,065)	(50,670)	(23,799)	—	(23,799)
Interest and other income	(161)	(429)	(590)	(2,463)	—	(2,463)
Goodwill and asset impairments	—	(817,413)	(817,413)	—	—	—
Provision for doubtful accounts	(21,343)	(5,590)	(26,933)	(8,125)	—	(8,125)
Other	(3,054)	—	(3,054)	(2,875)	—	(2,875)

EBITDA	$(16,703)	$(842,583)	$(859,286)	$(53,887)	$—	$(53,887)

The reconciliation of ARPU to service revenue, as determined in accordance with GAAP, is as follows (dollar amounts in thousands, except per unit data):

			Year Ended September 30,

	2002			2001

	AirGate	iPCS	Combined**	AirGate	iPCS	Combined**

Average Revenue per User (ARPU):
Service revenue	$226,504	$100,861	$327,365	$105,976	$—	$105,976
Average subscribers	310,013	183,407	462,852	141,673	—	141,673
ARPU	$61	$54	$59	$62	$—	$62

The reconciliation of CPGA to selling and marketing expense, as determined in accordance with GAAP, is calculated as follows (dollar amounts in thousands, except per unit data):

			Year Ended September 30,

	2002				2001

	AirGate	iPCS*	Elimination	Combined**	AirGate	iPCS	Combined**

Cost per Gross Add (CPGA):
Selling and marketing expense	$79,099	$37,511	$—	$116,610	$71,706	$—	$71,706
Plus: Activation expense	1,830	907	—	2,737	3,200	—	3,200
Plus: Cost of equipment	27,778	16,107	(293)	43,592	20,218	—	20,218
Less: Equipment revenue	(13,027)	(5,296)	293	(18,030)	(10,782)	—	(10,782)

Total acquisition costs	$95,680	$49,229	$—	$144,909	$84,342	$—	$84,342

Gross Additions	247,221	127,028	—	374,249	233,390	—	233,390
CPGA	$387	$388	$—	$387	$361	$—	$361

*	For 2002, iPCS amounts represent the period between December 1, 2001 and September 30, 2002 (304 days).

**	The combined column reconciles to the Consolidated Statements of Operations for the years ended September 30, 2002 and 2001.

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

As of September 30, 2003, AirGate, exclusive of iPCS, had $54.1 million in cash and cash equivalents compared to $4.9 million in cash and cash equivalents at September 30, 2002, an increase of $49.2 million. The improved cash position at September 30, 2003 for AirGate is primarily attributable to the following (dollars in thousands):

For the
Year ended
September 30, 2003

Sprint special settlements*	$10,500
Other operating cash flow activities	39,682

Total operating cash flow	50,182

Capital expenditures	(16,023)

Borrowings under credit facility	17,000
Principal pre-payments under credit facility	(2,024)
Other	56

Total	15,032

Increase in cash and cash equivalents	$49,191

*	During the fiscal year ended September 30, 2003, Sprint paid $10.5 million for amounts that were previously not properly remitted to AirGate on a timely basis. The $10.5 million paid by Sprint included $4.1 million of previously unapplied customer deposits, $4.0 million of revenue for AirGate subscribers whose bills are paid through national accounts, $0.6 million of subscriber payments resulting from a change in the method of calculating collected revenues and $1.8 million for E911 and other items.

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

	Payments Due By Period Years Ending September 30,

	Total	2004	2005	2006	2007	2008	Thereafter

AirGate credit facility, principal (1)	$151,475	$17,775	$23,700	$30,107	$39,893	$40,000	$—
AirGate credit facility, interest (2)	24,696	7,991	6,756	5,327	3,430	1,192	—
AirGate old AirGate notes, principal	300,000	—	—	—	—	—	300,000
AirGate old AirGate notes, interest (3)	202,500	—	40,500	40,500	40,500	40,500	40,500
AirGate operating leases (4)	60,262	18,899	14,396	9,485	6,632	5,159	5,691

	$738,933	$44,665	$85,352	$85,419	$90,455	$86,851	$346,191

(1)	Total repayments are based upon borrowings outstanding as of September 30, 2003.

(2)	Interest rate is assumed to be 5.5%. As of September 30, 2003, the interest rate on the credit facility was 5.05%.

(3)	Interest rate on old AirGate notes is 13.5% with payments starting April 1, 2005.

(4)	Operating leases do not include payments due under renewals to the original lease term.

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

Because approximately 95% of our revenue is collected by Sprint and 64% of cost of service and roaming in our financial statements are derived from fees and charges by (or through) Sprint, we have a variety of settlement issues and other contract disputes open and outstanding from time to time. Currently, this includes, but is not limited to, the following items, all of which for accounting purposes have been reserved or otherwise provided for:

•	In fiscal year 2002, Sprint PCS asserted it has the right to recoup up to $3.9 million in long-distance access revenues previously paid by Sprint PCS to AirGate, for which Sprint PCS has invoiced $1.2 million. We have disputed these amounts.

•	Sprint invoiced AirGate approximately $0.4 million with respect to fiscal year 2002 and $1.3 million for fiscal year 2003 to reimburse Sprint for certain 3G related research and development expenses. We are disputing Sprint’s right to charge 3G fees in 2002 and beyond.

•	Sprint invoiced AirGate software maintenance fees of approximately $1.7 million for each of fiscal years 2002 and 2003. We are disputing Sprint’s right to charge software maintenance fees.

•	During the fiscal year 2003, Sprint invoiced AirGate $2.6 million for information technology (IT) expenses including reimbursement for the amortization of IT projects completed by Sprint. The Company has disputed Sprint’s right to collect these fees.

The payable to Sprint includes disputed amounts for which Sprint has invoiced AirGate approximately $8.9 million. The invoiced amount does not include $2.7 million for long-distance access revenues claimed but not invoiced by Sprint. The 3G software maintenance and information technology fees continue to accrue.

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

ITEM 7A. Quantitative And Qualitative Disclosure About Market Risk

In the normal course of business, the Company’s operations are exposed to interest rate risk on its credit facility and any future financing requirements. The Company’s fixed rate debt consists primarily of the accreted carrying value of the 1999 AirGate notes ($253.0 million at September 30, 2003). Our variable rate debt consists of borrowings made under the AirGate credit facility ($151.3 million at September 30, 2003). As of September 30, 2003, the weighted average interest rate under the AirGate credit facility was 5.05%. Our primary interest rate risk exposures relate to (i) the interest rate on long-term borrowings; (ii) our ability to refinance the AirGate notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

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

The following table presents the estimated future balances of outstanding long-term debt projected at the end of each period and future required annual principal payments for each period then ended associated with the AirGate notes and credit facility based on projected levels of long-term indebtedness:

	Years Ending September 30,

	2004	2005	2006	2007	2008	Thereafter

		(Dollars in thousands)
AirGate notes	$297,191	$297,289	$297,587	$298,115	$298,906	—
Fixed interest rate	13.5%	13.5%	13.5%	13.5%	13.5%	13.5%
Principal payments	—	—	—	—	—	$300,000
AirGate credit facility	$133,700	$110,000	$79,893	$40,000	—	—
Variable interest rate (1)	5.5%	5.5%	5.5%	5.5%	5.5%	5.5%
Principal payments	$17,775	$23,700	$30,107	$39,893	$40,000	—

(1)	The interest rate on the credit facility equals the London Interbank Offered Rate (“LIBOR”) +3.75%. LIBOR is assumed to equal 1.75% for all periods presented. A 1% increase (decrease) in the variable interest rate would result in a $4.6 million increase (decrease) in the related interest expense over the balance of the credit facility’s terms as of September 30, 2003.

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

As of the end of the period covered by this report, September 30, 2003 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

          Our Relationship with Sprint

Under our long-term (up to 50 year) agreements with Sprint, we market PCS products and services under the Sprint brand names in our territory and our business currently consists solely of Sprint wireless products and services. Under our agreements, Sprint exercises extensive control over our business and our relationship with Sprint is unique in many ways. For example:

•	Our network must interface seamlessly with the national Sprint wireless network.

•	Our network must be built, maintained and upgraded to include Sprint’s most current technology in accordance with Sprint-approved plans and using Sprint-approved equipment.

•	Under our management agreement with Sprint, we are required to provide services such as customer care, billing and collections in accordance with program requirements established by Sprint in accordance with the management agreement. Any third party vendor must receive Sprint approval, comply with Sprint’s program requirements with respect to these services and interface with Sprint’s systems.

•	Sprint must approve our marketing and sales materials.

•	Sprint develops products and services that we are required to offer in our territory and it must approve all products and services we offer in our territory, subject to certain limitations.

•	Our stores must conform to Sprint’s requirements for retail stores and are identical to Sprint retail stores in Sprint’s markets.

•	Sprint develops and implements pricing and credit plans that we are required to offer in our territory.

•	We are required to absorb the cost of promotional plans developed by Sprint, which we must offer in our territory (e.g., rebates or discounts to customers for handset purchases).

•	Our subscribers call Sprint customer care.

•	Our subscribers receive bills from, and make payments to, Sprint.

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

Information provided by Sprint includes reports regarding our subscriber accounts receivable. Sprint provides us monthly accounts receivable, billing and cash receipts, expense detail and settlements information. Under our agreements with Sprint, we are entitled to only a portion of the cash receipts, net of items such as taxes, government surcharges and the 8% Sprint affiliation fee. Sprint has developed and used a tool called the “revenue profile” to estimate the payments due to us. We regularly review and reconcile these various reports to identify discrepancies or errors and address those issues with Sprint.

          Our Disclosure Controls and Procedures — Fiscal 2002

Because of our reliance on Sprint for financial information, we depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint’s other network partners. As part of this control process, Sprint engages its independent auditors to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“Type II SAS 70 reports”). The Type II SAS 70 report is provided to us annually and covers our entire fiscal year.

In addition, at least annually, we review the prior year’s Type II SAS 70 report in light of events that have occurred during the year. We also provide comments to Sprint and its independent auditors regarding issues and information the report should address that may not have been addressed in the prior year’s report.

During the fourth quarter of fiscal 2002, it became apparent that discrepancies between various accounts receivable reports provided by Sprint had become significant. To address these issues, we conducted a lengthy inquiry into the causes of the discrepancies. Among other things, we had numerous discussions and meetings with Sprint’s accounting staff, requested and received additional and more detailed reports and demanded reconciliations with our records.

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

At September 30, 2002, we and our independent auditors believed that the accounts receivable issue resulted from a reportable condition in our internal controls. Reportable conditions are significant deficiencies in the design or operation of internal controls which could adversely affect an organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the consolidated financial statements. Nonetheless, we concluded that our disclosure controls and procedures were effective as of September 30, 2002. We came to this conclusion for the following reasons:

•	The controls and procedures in place during fiscal year 2002 were effective in detecting the accounts receivable issue.

•	Even with the accounts receivable issue, we believed it was reasonable to rely on the reports and information we received from Sprint. Sprint is a public reporting company that certifies its financial information and its controls and procedures. In addition, compared to any single Sprint affiliate, Sprint has significantly greater resources and efficiencies, both financially and with respect to personnel, with which to gather, analyze and control its information.

•	We relied on the Type II SAS 70 report discussed above and the controls discussed in the report.

•	During the entire fiscal year 2002, the Company used a program to automate a portion of the process utilized to record the Company’s revenues and accounts receivable from the files received from Sprint. The program summarizes the files received from Sprint to mirror the Company’s general ledger accounts. The Company performs a reasonableness check prior to recording the amounts in the Company’s general ledger. The Company relies on the program and the inherent system controls and the reasonableness checks to ensure the consistency of the information downloaded from Sprint with the information reflected in the Company’s general ledger.

•	During the entire fiscal year 2002, Company personnel reviewed financial information and data provided by Sprint. The Company has performed and continues to perform reasonableness checks regarding information provided by Sprint on a monthly basis by evaluating trends in key performance indicators to detect trending anomalies. The Company’s finance and operations groups evaluate these trends and the Company relies on this process as a compensating control to detect errors in the data provided by Sprint. The Company’s finance and operations groups work closely with the Company’s accounting group to reconcile differences and make necessary corrections and follow up with Sprint as necessary.

•	During the entire fiscal year 2002, the Company reviewed and reconciled certain information provided by Sprint to detect inconsistencies in the data.

•	In July 2002, we established a disclosure control committee made up of senior members of management and key employees. The committee assists the Company’s senior officers in fulfilling their responsibility for oversight of the accuracy and timeliness of the disclosures made by the Company. The committee, among other things, designs and establishes controls and procedures regarding the accuracy and dissemination of information, monitors the integrity and effectiveness of the Company’s disclosure controls, reviews and supervises the preparation of filings and announcements made by the Company and evaluates the effectiveness of the Company’s disclosure controls. The committee includes members who have information pertaining to Sprint to ensure that appropriate disclosures are made pertaining to Sprint.

•	During December 2002, prior to the issuance of our annual report, the Company worked with Sprint to identify the sources of the discrepancies. The Company then developed a reconciliation process of the accounts receivable aging report provided by Sprint with the Company’s accounts receivable account. The reconciliation was developed to identify the nature of the differences and quantify the amount of the error in the Company’s accounts receivable account. The Company continues to use and refine this reconciliation process to detect errors on a timely basis.

Given the controls described above, and the discrete nature of the accounts receivable issue, we concluded, at the time our certifications of disclosure controls were made, that our disclosure controls and procedures were effective.

          Our Disclosure Controls and Procedures — Fiscal 2003

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

•	We reconcile accounts receivable aging reports from Sprint to our general ledger on a quarterly basis.

•	In January, 2003, the Company engaged a consultant with telecommunications settlement experience to develop a plan for a Sprint settlements department, to analyze and interface with Sprint to resolve financial disputes with Sprint, to review the method of calculating the revenue profile and to review the Sprint settlements processes and facilitate the transition of Sprint settlements and review processes from the accounting department in Geneseo, Illinois to the new settlements department in Atlanta, Georgia. In May 2003, we internally staffed and broadened role of the settlements department. The department has two full-time employees (hired in May and August 2003) and one contract person (hired in June 2003). The manager of the settlements group serves as the primary interface with Sprint regarding all issues related to the Sprint settlements process. The settlements group reviews and analyzes financial data provided by Sprint, including the components of the revenue profile that Sprint uses to determine the amount of collected revenues paid to us. The settlements group assists us in verifying amounts charged by Sprint as well as revenues and other amounts settled with Sprint.

•	During the fourth quarter of fiscal 2003, we completed an in-depth review of the procedures undertaken in prior Type II SAS 70 reports and we requested and Sprint agreed to provide and include additional procedures in 2003 and future Type II SAS 70 Reports.

•	In September 2003, we requested additional “agreed upon procedures” pertaining to accounts receivable from Sprint’s independent accountants. Sprint’s independent accountants performed such procedures during October 2003.

•	Beginning in the fourth quarter of fiscal 2003, we analyzed, documented and implemented file audit and assurance processes for certain Sprint files used in recording financial information.

•	We obtained for the first time from Sprint an account level detail of subscriber accounts receivable as of September 30, 2003. In September 2003, we requested this detail on at least a quarterly basis in the future.

•	In September 2003, Sprint agreed to provide semi-annual SAS 70 reports beginning in 2004.

•	In September 2003, Sprint informed us that it will request SAS 70 reports from key service providers, including the third-party provider of its billing systems and services.

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

Because the procedures outlined under “Our Disclosure Controls and Procedures – Fiscal 2002” continued during 2003, we believe our disclosure controls and procedures were effective throughout 2003, including as of September 30, 2003.

In order to avoid a reportable condition in the future, the Company will need to continue the processes described above and continue to obtain or perform the following:

•	Obtain from Sprint access to a detailed listing of subscriber receivables at the account level on a quarterly basis and validate its integrity.

•	Perform a full reconciliation of the subscriber receivables detail to the general ledger balance, including a complete understanding of all reconciling items.

•	Perform a rollforward of the accounts receivable information to be provided by Sprint and compare these amounts to our general ledger accounts.

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

(c) Exhibits

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of AirGate PCS, Inc. (“AirGate”), dated December 17, 2002 (incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K/ A filed by AirGate with the Commission on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455))
3.2	Amended and Restated Bylaws of AirGate, dated December 17, 2002 (incorporated by reference to Exhibit 3.2 to the annual report on Form 10-K/ A filed by AirGate with the Commission on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455))
4.1	Specimen of common stock certificate of AirGate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/ A filed by the registrant with the SEC on June 15, 1999 (File Nos. 333-79189-02 and 333-79189-01))
4.2	Form of Warrant Agreement for warrants issued in units offering (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1/ A filed by AirGate with the SEC on September 23, 1999 (File Nos. 333-79189-02 and 333-79189-01))
4.3	Form of Warrant issued in units offering (included in Exhibit 4.2)
4.4	Form of unit (included in Exhibit 4.2)
4.5	Form of Lucent Warrants (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/ A filed by the registrant with the SEC on September 17, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
4.6	Form of Indenture for senior subordinated discount notes (including form of pledge agreement) (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/ A filed by AirGate with the SEC on September 23, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
4.7	Form of 13.5% senior subordinated discount note due 2009 (included in Exhibit 4.6)
10.1	Support Agreement, dated as of September 24, 2003, by and among AirGate and each of the noteholders signatory thereto (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by AirGate with the SEC on September 26, 2003 (SEC File No. 333-109165))
10.2	Form of Registration Rights Agreement, dated as of November 30, 2001, by and among AirGate and Blackstone/iPCS, L.L.C., Blackstone iPCS Capital Partners L.P., Blackstone Communications Partners I L.P. TCW/ Crescent Mezzanine Partners II, L.P., TCW/ Crescent Mezzanine Trust II, TCW Leveraged Income Trust., L.P., TCW Leveraged Income Trust II, L.P., TWC Leveraged Income Trust IV, TCW Shared Opportunity Fund II, Shared Opportunity Fund IIB, L.L.C., TCW Shared Opportunity Fund III, L.P., Geneseo Communications, Inc., Cambridge Telcom, Inc., Cass Communications, Inc., Technology Group, LLC, Montrose Mutual PCS, Inc., Gridley Enterprises, Inc., Timothy M. Yager and Kelly M. Yager (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by AirGate with the Commission on August 31, 2001 (SEC File No. 000-27455))
10.3	Sprint PCS Management Agreement and Addenda I-III thereto between SprintCom, Inc. and AirGate Wireless, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

Exhibit
Number	Description

10.4	Assignment of Sprint PCS Management Agreement, Sprint Spectrum Services Agreement and Trademark and Service Mark Agreement from AirGate Wireless, L.L.C. to AirGate Wireless, Inc. dated November 20, 1998 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on August 9, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
10.5	Addendum IV to Sprint PCS Management Agreement dated August 26, 1999 by and among SprintCom, Inc., Sprint Communications Company, L.P., Sprint Spectrum L.P. and AirGate (incorporated by reference to Exhibit 10.1.2 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))
10.6	Addendum V to Sprint PCS Management Agreement dated May 12, 2000 by and among SprintCom, Inc., Sprint Communications Company, L.P. and AirGate (incorporated by reference to Exhibit 10.1.3 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))
10.7	Addendum VI to Sprint PCS Management Agreement dated December 8, 2000 by and among SprintCom, Inc., Sprint Communications Company, L.P., Sprint Spectrum L.P. and AirGate (incorporated by reference to Exhibit 10.1.4 to the quarterly report on Form 10-Q filed by AirGate with the Commission on February 14, 2001 for the quarter ended December 31, 2000 (SEC File No. 000-27455))
10.8	Schedule of Definitions to Sprint PCS Management Agreement by and among SprintCom, Inc. and AirGate Wireless, L.L.C. (incorporated by reference to Exhibit 10.33 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2002 for the quarter ended March 31, 2002 (SEC File No. 000-27455))
10.9	Sprint PCS Services Agreement between Sprint Spectrum L.P. and AirGate Wireless, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
10.10	Sprint Spectrum Trademark and Service Mark License Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
10.11	Sprint Trademark and Service Mark License Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
10.12	Sales Agency Agreement made as of May 1, 2001 between Sprint Communications Company L.P. and AirGate (incorporated by reference to Exhibit 10.10 to the annual report on Form 10-K/ A filed by AirGate with the Commission on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455))
10.13	Consent and Agreement (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on September 17, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
10.14	Master Site Agreement dated August 6, 1998 between AirGate and BellSouth Carolinas PCS, L.P. and BellSouth Personal Communications, Inc. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
10.15	Notice to AirGate of an assignment of sublease dated September 20, 1999 between BellSouth Cellular Corp. and Crown Castle South Inc., given pursuant to Section 16(b) of the Master Site Agreement (incorporated by reference to Exhibit 10.5.1 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))

Exhibit
Number	Description

10.16	Master Tower Space Reservation and License Agreement dated February 19, 1999 between AGW Leasing Company, Inc. and American Tower, L.P. (incorporated by reference to Exhibit 10.5.2 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))
10.17	Master Antenna Site Lease No. J50 dated July 20, 1999 between Pinnacle Towers Inc. and AGW Leasing Company (incorporated by reference to Exhibit 10.5.3 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))
10.18	Commercial Real Estate Lease dated August 7, 1998 between AirGate and Perry Company of Columbia, Inc. to lease a warehouse facility (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on July 12, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
10.19	Lease Agreement dated August 25, 1999 between Robert W. Bruce, Camperdown Company, Inc. and AGW Leasing Company, Inc. to lease office/warehouse space in Greenville, South Carolina (incorporated by reference to Exhibit 10.7.1 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))
10.20	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
10.21	Credit Agreement with Lucent, including form of pledge agreement and form of intercreditor agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on September 17, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
10.22*	First Amendment to Credit Agreement dated October 21, 2001 by and between AirGate PCS, Inc., State Street Bank and Trust Company and Lehman Commercial Paper, Inc.
10.23*	Amendment No. 2 to the Credit Agreement dated November 30, 2003 by and among AirGate PCS, Inc., State Street Bank and Trust Company and Lehman Commercial Paper, Inc.
10.24	Employment Agreement dated April 9, 1999 by and between AirGate and Thomas M. Dougherty (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))
10.25	First Amendment to Employment Agreement dated December 20, 1999 between AirGate and Thomas M. Dougherty (incorporated by reference to Exhibit 10.16 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2000 for the quarter ended March 31, 2000 (SEC File No. 000-27455))
10.26	Retention Bonus Agreement dated May 4, 2000 between AirGate and Thomas M. Dougherty (incorporated by reference to Exhibit 10.17 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2000 for the quarter ended March 31, 2000 (SEC File No. 000-27455))
10.27	Employment Agreement dated as of September 27, 1999 by and between AirGate and David C. Roberts (incorporated by reference to Exhibit 10.22 to the annual report on Form 10-K filed by AirGate with the Commission on November 30, 2001 for the year ended September 30, 2001 (SEC File No. 000-27455))
10.28	Employment Agreement dated as of August 30, 2000 by and between AirGate and Barbara L. Blackford (incorporated by reference to Exhibit 10.23 to the annual report on Form 10-K filed by AirGate with the Commission on November 30, 2001 for the year ended September 30, 2001 (SEC File No. 000-27455))
10.29	Separation Agreement and Release dated October 31, 2002, by and between AirGate and Alan Catherall (incorporated by reference to Exhibit 10.26 to the annual report on Form 10-K/ A filed by AirGate with the Commission on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455))
10.30	Offer Letter, effective October 24, 2002, by and between AirGate and William H. Seippel (incorporated by reference to Exhibit 10.27 to the annual report on Form 10-K/ A filed by AirGate with the Commission on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455))

Exhibit
Number	Description

10.31	AirGate PCS, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by AirGate with the Commission on April 10, 2000 (SEC File No. 333-34416))
10.32	Form of AirGate PCS, Inc. Option Agreement (incorporated by reference to Exhibit 10.25 to the annual report on Form 10-K filed by AirGate with the Commission on November 30, 2001 for the year ended September 30, 2001 (SEC File No. 000-27455))
10.33	AirGate PCS, Inc. 2001 Non-Executive Stock Option Plan (incorporated by reference to Exhibit 10.11.2 to the quarterly report on Form 10-Q filed by AirGate with the Commission on February 14, 2001 for the quarter ended December 31, 2000 (SEC File No. 000-27455))
10.34	AirGate PCS, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11.3 to the quarterly report on Form 10-Q filed by AirGate with the Commission on February 14, 2001 for the quarter ended December 31, 2000 (SEC File No. 000-27455))
10.35	2002 AirGate PCS, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by AirGate with the Commission on March 29, 2002 (SEC File No. 333-85250)
10.36	AirGate PCS, Inc. Amended and Restated Non-Employee Director Compensation Plan dated January 22, 2003 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2003 for the quarter ended March 31, 2003 (SEC File No. 000-27455))
10.37	Agreement and Plan of Merger, dated as of August 28, 2001, by and between AirGate and iPCS, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by AirGate with the Commission on August 31, 2001 (SEC File No. 000-27455))
10.38	Services Agreement dated as of January 1, 2002 by and among AirGate, AirGate Service Company, Inc., iPCS, Inc. and iPCS Wireless, Inc. (incorporated by reference to Exhibit 10.34 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2002 for the quarter ended March 31, 2002 (SEC File No. 000-27455))
10.39	First Amendment to Services Agreement dated February 21, 2003 by and among AirGate Service Company, Inc., AirGate, iPCS Wireless, Inc. and iPCS, Inc (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2003 for the quarter ended March 31, 2003 (SEC File No. 000-27455))
10.40	Technology License Agreement dated as of January 1, 2002 by and among AirGate, AGW Leasing Company, Inc., AirGate Service Company, Inc., AirGate Network Services, Inc., iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc. (incorporated by reference to Exhibit 10.35 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2002 for the quarter ended March 31, 2002 (SEC File No. 000-27455))
12.1*	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of AirGate PCS, Inc (incorporated by reference to Exhibit 21 to the annual report on Form 10-K/ A filed by AirGate with the Commission on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455))
23.1	Consent of KPMG LLP Powers of Attorney.
24.1	Powers of Attorney
31.1	Rule 13a-14(a) certification of Chief Executive Officer of AirGate filed in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) certification of Chief Financial Officer of AirGate filed in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 certification of Chief Executive Officer of AirGate furnished in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 certification of Chief Financial Officer of AirGate furnished in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 15, 2004

AIRGATE PCS, INC

By:	/s/ WILLIAM H. SIEPPEL William H. Sieppel Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS M. DOUGHERTY Thomas M. Dougherty	Chief Executive Officer and Director (Principal Executive Officer)	January 15, 2004

/s/ WILLIAM H. SIEPPEL William H. Sieppel	Chief Financial Officer (Principal Financial and Accounting Officer)	January 15, 2004

* Robert A. Ferchat	Chairman of the Board of Directors	January 15, 2004

* Stephen R. Stetz	Member, Board of Directors	January 15, 2004

By: /s/ BARBARA L. BLACKFORD Barbara L. Blackford Attorney-in-fact	Vice President, General Counsel and Corporate Secretary	January 15, 2004

*	Barbara L. Blackford, by signing her name hereto, does sign this document on behalf of the above noted individuals pursuant to powers of attorney duly executed by such individuals, which have been filed as an exhibit to this Report.

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

(3)	Summary of Significant Accounting Policies

(a) Revenue Recognition

      The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. Effective July 1, 2003 the Company adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. The consensus guidance is applicable to agreements entered into for quarters beginning after June 15, 2003. The adoption of EITF 00-21 has resulted in substantially all of the activation fee revenue generated from Company-owned retail stores and associated costs being recognized at the time the related wireless handset is sold and it is classified as equipment revenue and cost of equipment, respectively. Upon adoption of EITF 00-21, previously deferred revenues and costs will continue to be amortized over the remaining estimated life of a subscriber, not to exceed 30 months. Revenue and costs for activations at other retail locations will continue to be deferred and amortized over their estimated lives as the Company does not generate revenues from the sale of wireless handsets to the subscriber. The impact of adoption EITF 00-21 had the affect of increasing equipment revenue by $0.4 million and increasing costs of equipment by $0.3 million, which otherwise would have been deferred and amortized.

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