Form 10-K/A
period 2003-09-30
AIRGATE PCS INC /DE/
filed 2004-01-28
CIK 1086844

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



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

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing sale price on the OTC Bulletin Board on March 31, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $6,484,959. (For purposes of determination of the foregoing amount, only our directors and executive officers have been deemed affiliates).

     As of December 8, 2003, there were 25,961,191 shares of common stock, $0.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part II, Item 7 of Amendment No. 1 to the Company's Annual Report on Form 10-K is incorporated into Part III of this Amendment No. 2.
================================================================================

                                EXPLANATORY NOTE

This Amendment No. 2 to the Company's Annual Report on Form 10-K (the "Annual Report") is solely for the purpose of supplementing the Annual Report by including Part III disclosure instead of incorporation by reference to the definitive proxy statement for AirGate's annual shareholder meeting, to update the signature page, to file Exhibit 24.1 and refile Exhibits 31.1 and 31.2. This Amendment No. 2 does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as described above.

                                    PART III

ITEM 10.     Directors and Executive Officers of the Registrant.

Our Executive Officers and Directors

     The following table presents information with respect to our executive officers and directors:

Name                  Age   Position
--------------------  ---   ----------
Thomas M. Dougherty    59   President and Chief Executive Officer and Director
Robert A. Ferchat      69   Chairman
Stephen R. Stetz       61   Director
Barbara L. Blackford   47   Vice President, General Counsel and Secretary
Charles S. Goldfarb    39   Vice President of Sales-- Southeast Region
Dennis D. Lee          53   Vice President, Human Resources
Jonathan M. Pfohl      37   Vice President, Finance
David C. Roberts       41   Vice President of Engineering and Network Operations
William H. Seippel     47   Vice President and Chief Financial Officer

Thomas M. Dougherty has been our president and chief executive officer and a director since April 1999. From March 1997 to April 1999, Mr. Dougherty was a senior executive of Sprint PCS. From June 1996 to March 1997, Mr. Dougherty served as executive vice president and chief operating officer of Chase Telecommunications, a personal communications services company. Mr. Dougherty served as president and chief operating officer of Cook Inlet BellSouth PCS, L.P., a start-up wireless communications company, from November 1995 to June 1996. Prior to October 1995, Mr. Dougherty was vice president and chief operating officer of BellSouth Mobility DCS Corporation, a PCS company.

Robert A. Ferchat has served as the chairman of our board of directors since June 2003 and as one of our directors since October 1999. From November 1994 to January 1999, Mr. Ferchat served as the chairman of the board of directors, president and chief executive officer of BCE Mobile Communications, a wireless telecommunications company. From January 1999 until May 1999, Mr. Ferchat was chairman of BCE Mobile Communications. Mr. Ferchat is also a director of Brookfield Homes Corp., 01 Communique, ATS Automation Tooling Systems, Inc. and CellBucks Payments Networks Inc.

Stephen R. Stetz has been a director since February 2003. Mr. Stetz also is President and Managing Director of Matterhorn Strategic Partners, LLC, a strategic and financial advisory firm co-founded by Mr. Stetz that specializes in mergers and acquisitions, and has held such position since May 2002. From July 2000 to April 2002, Mr. Stetz consulted on strategic and financial issues with a number of companies. From 1965 until June 2000, Mr. Stetz served in various positions at Monsanto Company. From September 1999 until June 2000, Mr. Stetz served as Vice President, Strategic Initiatives. From November 1998 until August 1999, Mr. Stetz served as Vice President and Chief Financial Officer of Monsanto's Agriculture Company and from October 1996 until September 1998, Mr. Stetz served as Vice President, Mergers & Acquisitions/ Licensing. During this time, Monsanto announced more than fifty transactions with an aggregate value of over $75 billion. Prior to 1996, Mr. Stetz held various positions at Monsanto Company in Corporate Finance and Budgeting, Treasury, International, Strategic Planning, Research and Development and Manufacturing. He has a Bachelor of Science in Chemical Engineering from the University of Notre Dame and a Masters in Business Administration from the University of West Florida.

Barbara L. Blackford has been our vice president, general counsel and secretary since September 2000. From October 1997 to September 2000, Ms. Blackford was associate general counsel and assistant secretary with Monsanto Company, serving in a variety of roles, including head of the corporate securities and mergers and acquisitions law groups and general counsel of Cereon Genomics. Prior to joining Monsanto Company, Ms. Blackford was a partner with the private law firm Long Aldridge & Norman LLP (now known as McKenna Long & Aldridge LLP) in Atlanta, Georgia. Ms. Blackford spent twelve years with the law firm Kutak Rock, which is consistently ranked among the top ten public finance firms nationally.

Charles S. Goldfarb has been our vice president of sales, southeast region, since January 2000. From September 1991 to January 2000, Mr. Goldfarb worked at Paging Network Inc., most recently as its area vice president and general manager for the Virginia, North Carolina and South Carolina region. Mr. Goldfarb has over 10 years of wireless experience and has been successful in numerous start-up markets. Prior to his wireless experience, Mr. Goldfarb worked at ITT Financial Services as its assistant vice president of operations in the Washington, D.C. area.

Dennis D. Lee has been our vice president of human resources since September 2002. Prior to joining AirGate, from May 2000 to August 2002, Mr. Lee was senior vice president of compensation and executive benefits at SunTrust Banks, Inc., where he was responsible for the design, development and administration of all broad-based employee compensation and executive benefits programs. From May 1978 to May 2000, Mr. Lee served in a number of leadership roles at Wachovia Corporation, including manager of direct compensation, director of compensation and benefits, human resources manager for the Corporate Financial Services Division and senior consultant in the Executive Services Group. From 1973 to 1978 Mr. Lee held various positions at John Harland Company in the Printing Operations Division and the Personnel Department. Mr. Lee has 30 years of diversified human resources experience. SunTrust Banks, Inc. and Wachovia Corporation are both parent companies. Mr. Lee holds a B.B.A. (1973) from the University of Georgia.

Jonathan M. Pfohl has been our vice president, finance, since December 2002 and was vice president sales and operations from January 2001 to December 2002. Mr. Pfohl joined us in June 1999 as our vice president, financial operations. Prior to joining AirGate, Mr. Pfohl was responsible for oversight of regional financial and planning activities at Sprint PCS. He has over 13 years of wireless telecommunications industry experience, including financial and strategic planning roles at Frontier Corporation.

David C. Roberts has been our vice president of engineering and network operations since July 1998. From July 1995 to July 1998, Mr. Roberts served as director of engineering for AirLink II LLC, an affiliate of our predecessor company.

William H. Seippel joined the Company as its vice president and chief financial officer in October 2002. From 2000 until joining the Company, Mr. Seippel provided merger and acquisition and strategic business and financial planning consulting services to various boards of directors and senior executives. From 1999 to 2000, Mr. Seippel served as chief financial officer and chief operating officer of Digital Commerce Corporation, where he recruited and led a core team of six upper-level management executives in finance, marketing and sales and managed a staff of over 350 individuals in supporting roles. Beginning in 1996, Mr. Seippel was employed with Global Telesystems as executive vice president and director of strategic planning and marketing, moving on to become Global's executive vice president and chief financial officer from 1997 to 1999. From 1992 to 1996, Mr. Seippel served as vice president of finance and chief financial officer of Landmark Graphics Corporation. Early in his career, Mr. Seippel held a number of senior management positions with Midcon Corporation, Digital Equipment Corporation and Covia Partnerships-United Airlines, respectively.

Compliance With Section 16(a) Beneficial Ownership Reporting Requirements

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC reports of ownership and changes in ownership of our common stock. Directors, executive officers and greater than ten percent shareowners are required by SEC regulations to furnish us with a copy of all Section 16(a) forms they file.

Based solely on a review of the copies of these reports furnished to us or written representations that no other reports were required, we believe that during fiscal year 2003, all directors, executive officers and greater than ten percent beneficial owners complied with these requirements.

Code of Ethics

AirGate has adopted a written Code of Ethics that applies to all of its directors, officers, including its President and Chief Executive Officer (as the chief executive officer) and its Chief Financial Officer (as its chief accounting and financial officer), and employees. The Code of Ethics is entitled Standards of Business Conduct and is available on AirGate's website, www.airgatepcsa.com, under the "Corporate Governance" caption. Any amendments or waivers to the Standards of Business Conduct will be disclosed on AirGate's website promptly following the date of such amendment or waiver. Information on AirGate's website, however, does not form a part of this Form 10-K.

Audit Committee Financial Expert

Both members of AirGate's Audit Committee are independent directors who have extensive experience with accounting and financial matters. Both members have served in senior financial roles in large organizations, including the role of chief financial officer. Both of the members of our Audit Committee qualify as financial experts as that term is defined by SEC regulations.

ITEM 11.  Executive Compensation.

Compensation and Governance Committee Report

Compensation and Governance Committee Responsibilities

In fiscal year 2003, the Compensation and Governance Committee's basic responsibilities with respect to executive compensation included: (1) review and recommend an executive compensation strategy designed (i) to reward management appropriately for their contributions to Company growth and profitably, (ii) to align the interest of the executive officers with those of shareowners, and
(iii) to motivate the executive officers to achieve the Company's business objectives; (2) review and administer executive compensation plans, programs and arrangements subject to any required approval by shareowners; and (3) review, approve and monitor the administration of broad-based equity incentive plans subject to any required approval by shareowners.

In particular, the Compensation and Governance Committee reviewed our executive compensation philosophy; reviewed and recommended to the board of directors corporate performance objectives for the executive bonus plan, reviewed and recommended to the board of directors compensation for the chief executive officer and other senior executives; and administered other compensation and benefit plans.

Compensation Philosophy

We operate in the extremely competitive and rapidly changing wireless telecommunications industry. The Compensation and Governance Committee believes that compensation programs for executive officers should be designed to attract, motivate and retain talented executives responsible for the success of the Company. The Compensation and Governance Committee also believes that these programs should be determined within a competitive framework and based on the achievement of predetermined financial and other performance measures, and individual contributions linked to strategic business objectives. Within this overall philosophy, the Committee's objectives were to:

o Offer a total compensation program that is market competitive, taking into consideration the compensation practices of other companies.

o    Provide  annual  incentive  compensation  awards that take into account our
     overall   performance  against  corporate   objectives,   as  well  as  the
     achievement of individual performance objectives.

o    Align  the  financial   interests  of  executive  officers  with  those  of
     shareowners by providing meaningful equity-based, long-term incentives.

The Committee has independently engaged the services of an executive compensation consulting firm to conduct a comprehensive assessment of the current compensation philosophy and the existing executive compensation plans, programs and arrangements.

Compensation Components and Process

Our compensation program for executives consisted of three key elements: (1) base salary, (2) performance based annual incentive awards and (3) long term, equity-based incentive awards.

The Compensation and Governance Committee determined these three key elements for executives with the assistance of our human resources staff and an independent consulting firm.

Base Salary. The base salary for each executive was derived through a comparison of pay levels for comparable positions at other comparable companies. Our policy is to target base salaries at the 50th percentile of market compensation practices. At the request of management, no base salary increases were awarded to executives during fiscal year 2003.

Annual Incentive Awards. To reinforce the attainment of our goals, the Compensation and Governance Committee believes that a substantial portion of the annual compensation of each executive should be in the form of variable incentive  pay  with  the  target  of  providing  such  incentives  at the  60th percentile of market compensation practices. For fiscal year 2003, the Compensation and Governance Committee determined that retention of executives, EBITDA growth, cash conservation and the debt restructuring were the most important and critical performance objectives. Therefore, the Committee established enhanced target bonus award levels for executives and bifurcated the enhanced target bonus award levels into two components of equal weighting; a Retention Bonus Award component, designed to retain the services of executives during a very uncertain, turbulent and unpredictable business cycle and a Performance Bonus Award component, designed to focus the attention, energy and effort of executives on EBITDA growth, cash conservation, the financial restructuring and refinement of our long-range business plan following completion of the restructuring. The Retention Bonus Award component, which represents 50% of the enhanced target bonus award, has been paid to executives in quarterly installments, with the final installment of 40% of the Retention Bonus Award component paid in November, 2003 to executives who remained actively employed October 1, 2003. With respect to the Performance Bonus Award component, which represents 50% of the enhanced target bonus award, the Company achieved or exceeded the established performance objectives for EBITDA growth and cash conservation. Accordingly, the Committee approved payment of 50% of the
Performance Bonus Award component. Payment of the remaining 50% of the Performance Bonus Award for the named executive officers was deferred and is contingent on completing the restructuring in fiscal 2004. The bonus amounts disclosed for named executive officers in the Summary Compensation Table do not include that portion of the Performance Bonus Award that has been deferred and for which payment is contingent upon successful completion of the debt-restructuring.

Long-Term, Equity-Based Incentive Awards. The goal of our long-term, equity-based incentive awards are to align the interests of executives with shareowners and to provide each executive with a significant incentive to manage the company from the perspective of an owner with an equity stake in the business.

The Compensation and Governance Committee made annual awards of long-term, equity-based incentives during the first fiscal quarter of 2003. The Committee considered two factors in determining the size of these awards: their desire to benchmark the awards at the 75th percentile of market competitive compensation practices, consistent with our stated philosophy, and their recognition that the market value of a substantial majority of the outstanding shares underlying previous stock option grants was significantly below the strike price which significantly diminished their value as a strategic element of our executive compensation program. Accordingly, the Committee granted stock option awards to executives at levels that were approximately twice the size of previous annual grants. The number of shares granted to each named executive officer is disclosed in the Summary Compensation Table. Each grant allows an executive to acquire shares of our common stock at a fixed price per share, equal to the closing price of our common stock on the date of grant, over a specified period of time not to exceed ten years. These grants generally vest ratably over a four-year period, 25% per year.

On September 4, 2003, certain executives, including all named executive officers except Mr. Seippel, surrendered shares underlying stock option awards previously granted to them that had an option price equal to or greater than $14.00 per share. These executives voluntarily and unconditionally surrendered the shares to reduce stock option "overhang" and mitigate the dilutive effect of the outstanding stock option shares. The total number of shares surrendered by these executives was 751,756 shares.

Employment Agreements

We have employment agreements with certain of our executives as described below under "Employment and Severance Agreements." We have examined, and continue to examine, our employment agreement practices in light of competitive practices and market conditions, including whether enhanced payments are appropriate if an executive's employment is terminated (voluntarily or involuntarily) for specified reasons following a change of control or otherwise.

CEO Compensation

The annual base salary for Mr. Dougherty was established by the Compensation and Governance Committee. Under Mr. Dougherty's employment agreement, he is entitled to annual increases in his base salary of not less than $20,000. At the request of Mr. Dougherty, the Compensation and Governance Committee did not award Mr. Dougherty an increase in his base salary for fiscal year 2003.

On May 4, 2000, we entered into a retention bonus agreement with Mr. Dougherty. Unless Mr. Dougherty voluntarily terminates employment or is terminated for cause, he is entitled to periodic retention bonus payments totaling $3.6 million, payable on specified payment dates from April 15, 2000 to January 15, 2004, which are generally quarterly. Under the terms of the retention bonus agreement, 50% of unpaid retention bonus payments would be accelerated upon a change of control of the company.

Payments under the retention bonus agreement are not a part of, or considered in, the variable annual incentive program awards. Mr. Dougherty's 2003 fiscal year incentive compensation was based on his continued employment and the performance of the Company. Mr. Dougherty's incentive compensation was based on the same retention objectives and established company performance goals used for all executive officers. During fiscal year 2003, Mr. Dougherty also received a stock option grant in the amount of 100,000 shares with an exercise price of $.82 per share.


Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code limits our ability to deduct annual compensation in excess of $1 million paid to any of our top executive officers. This limitation generally does not apply to compensation based on performance goals if certain requirements are met. Generally, cash compensation paid to our executives does not equal or exceed $1 million. However, amounts paid under Mr. Dougherty's retention bonus agreement are subject to the Section 162(m) limitation on deductibility. Stock option grants under our long-term incentive plans have been designed so that any compensation deemed to be paid in connection with the exercise of option grants will qualify as performance-based compensation which is not subject to the $1 million deduction limitation. It is the Committee's intent to maximize the deductibility of executive compensation while retaining the discretion necessary to compensate executive officers in a manner commensurate with performance and the competitive market for executive talent.

Submitted by the Compensation Committee
Stephen R. Stetz, Chair
Robert A. Ferchat

Directors' Compensation

In 2001, our board adopted the AirGate PCS, Inc. 2001 Non-Employee Director Compensation Plan (the "Director Plan"). Under the Director Plan, non-employee directors receive an annual retainer for each plan year, which may be comprised of cash, restricted stock or options to purchase shares of our common stock. A director may elect to receive 50% or more of such amount in the form of restricted stock or options to purchase shares of our common stock.

In addition, under the Director Plan, each non-employee director that joins our board of directors receives an initial grant of options to acquire shares of our common stock. The options vest in three equal annual installments beginning on the first day of the plan year following the year of grant. Each participant also receives an annual grant of options to acquire our common stock, which vest on the first day of the plan year following the year of grant. In lieu of this annual grant, the recipient may elect to receive three year's worth of annual option grants in a single upfront grant of options to acquire our common stock exercisable in three equal annual installments on the first day of each of the three succeeding plan years. All options have an exercise price equal to the fair market value of our common stock on the date of grant. We also reimburse each of our non-employee directors for reasonable travel expenses to board and committee meetings and for approved continuing director education. We do not pay retirement, charitable contributions or other benefits to our directors.

A combination of factors, including the loss of three independent directors during fiscal year 2002, led us to engage an outside compensation consulting firm to review the adequacy of the compensation to be paid under our Director Plan. Some of the factors that led to this review are the same as those facing every public company, including the increased demand on directors' time required to satisfy increasing requirements for process and oversight of management of public companies, and the greater demand for independent directors and directors with financial and accounting expertise. In addition to these general conditions are factors specific to our industry and company, including the turmoil in the telecommunications industry in general and the challenges facing partners or affiliates of wireless carriers in particular.

The consulting firm reviewed, among other things, director compensation practices of similarly sized companies within and outside our industry and factors specific to us. Based on this review and the recommendations of management and the consulting firm, we amended the Director Plan on January 22, 2003 to increase compensation for non-employee directors. As amended, for each plan year (beginning on the day of an annual meeting of our shareowners and ending on the day before our next annual meeting) each non-employee director that chairs one or more committees of our board of directors will receive an annual retainer of $15,000, up from $12,000, and all other non-employee directors will receive $10,000. The amendment also added meeting fees for board and committee meetings as follows: (i) full-day (more than 4 hours) meetings, $3,000; half-day meetings, $1,500; full-day telephonic meetings, $1,500 and half-day telephonic meetings, $750. In addition, as an inducement for and recognition of board service during this difficult period in our development, current directors who continue to serve will be paid an additional retainer every six months of $12,500 until December 1, 2004. Finally, the initial option grant to non-employee directors has been increased to 10,000 from 5,000 and the annual option grant to 7,500 from 5,000.

In connection with the financial restructuring, we will add additional directors to our board. As a result, our board is re-examining director compensation.

Director Compensation for Last Fiscal Year

The following table shows the cash compensation paid by us to our non-employee directors during the fiscal year ended September 30, 2003.


                                                                                   Cash Compensation
                                                             ---------------------------------------------------------------
                                                                   Annual           Meeting     Consulting Fees/
Name                                                          Retainer Fees($)      Fees($)       Other Fees($)     Total

Robert A. Ferchat...........................................      $  26,250       $  32,250          $ --         $ 58,500
Stephen R. Stetz.............................................     $  22,500       $  30,750          $ --         $ 53,250

Summary Compensation Table

The following table shows the cash compensation paid by us, as well as certain other compensation paid or accrued, to the chief executive officer and our four other highest paid executive officers who were serving as such on September 30, 2003 and who received compensation in excess of $100,000. We refer to each of these persons as "Named Executive Officers" and set forth their compensation information for the fiscal years ended September 30, 2003, 2002 and 2001.



                                                                                        Restricted    Securities
                                                                       Other Annual        Stock      Underlying     All Other
                                                          Bonus        Compensation      Award(s)      Options/     Compensation
                              Year     Salary ($)         ($)(1)            ($)           ($)(2)       SARs(#)         ($)(3)
                              ----     ----------         ------       ------------    ------------   ----------    -------------

Thomas M. Dougherty(4)       2003     $  340,000     $  1,048,000       $   --           $  --          100,000        $  8,527

    President and Chief      2002        314,038          785,800           --          70,040           75,000           8,484

    Executive Officer        2001        272,789        1,020,000           --              --           41,408           7,218

William H. Seippel           2003        232,164          162,800           --          18,600           70,000         252,180

    Chief Financial Officer  2002             --               --           --              --               --

                             2001             --               --           --              --               --

Barbara L. Blackford         2003        218,000          153,400           --              --           36,000             657

    Vice President, General  2002        212,808           28,100           --          28,016           27,000           8,329

    Counsel and Secretary    2001        201,126          148,500           --              --           46,056           7,110

David C. Roberts             2003        199,000          136,600           --              --           36,000          10,402

    Vice President,          2002        196,199           25,500           --          28,016           27,000           9,445

    Engineering and          2001        179,231          135,000           --              --           13,521           6,615

    Network Operations

Jonathan M. Pfohl            2003        188,000          120,600           --              --           36,000           8,808

    Vice President, Sales    2002        183,000           24,000           --          38,522           27,000           8,640

    Operations               2001        164,769          123,600           --              --           49,225           7,051

--------------

(1) For fiscal year 2003, the amounts disclosed do not include that portion of each named executive officer's annual bonus award that was not earned during the fiscal year. This bonus award is payable only upon the successful completion of the financial restructuring prior to the end of fiscal year 2004. Such amount for each of the named executive officers is as follows: for Mr. Dougherty $115,000; for Mr. Seippel $60,700; for Ms. Blackford $61,900; for Mr. Roberts $53,400 and for Mr. Pfohl $42,300.

(2) With respect to all named executive officers excluding Mr. Seippel, amounts included above represent the fair market value of the shares underlying the restricted stock awards on the date they were awarded, January 10, 2002, based on the closing price of our common stock on that date, which was $35.02. 50% of the shares underlying the restricted stock awards vested on November 1, 2002 and the remaining 50% of the shares vested on November 1, 2003. Dividends will not be paid on the restricted stock. As of September 30, 2003, Mr. Dougherty held 2,000 shares of restricted stock worth $4,840, Ms. Blackford held 800 shares of restricted stock worth $1,936, Mr. Roberts held 800 shares of restricted stock worth $1,936 and Mr. Pfohl held 1,100 shares of restricted stock worth $2,662. These values are based on the closing price of our common stock on September 30, 2003, which was $2.42. With respect to Mr. Seippel, amounts included above represent the fair market value of the shares underlying the restricted stock award on the date they were awarded, October 24, 2002, which was $0.62. 25% of this restricted stock award vested on the first anniversary date of the award and the remaining shares will vest ratably in 25% installments on each anniversary date thereafter. Dividends will not be paid on the restricted stock. As of September 30, 2003, Mr. Seippel held 30,000 shares of restricted stock worth $72,600. This value is based on the closing price of our common stock on September 30, 2003, which was $2.42.

(3) Amounts contributed by us on behalf of each executive to the AirGate PCS, Inc. 401(k) Retirement Plan and premiums paid on behalf of each executive for group term life insurance. Amounts contributed by the Company on behalf of each executive to the AirGate PCS, Inc. 401(k) Retirement Plan are as follows: $8,000 for Mr. Dougherty, $8,000 for Mr. Seippel, $320 for Ms. Blackford, $10,096 for Mr. Roberts and $8,000 for Mr. Pfohl. For Mr. Seippel, also includes $223,837 paid by us for expenses incurred for his relocation to Atlanta.

(4) For fiscal year 2003, includes a $328,000 award pursuant to the AirGate PCS, Inc. 2003 Executive Bonus Plan and $720,000 earned under a retention bonus agreement entered into on May 4, 2000, as described below. For fiscal year 2002, includes a $65,800 annual incentive award and $720,000 earned under the agreement. For fiscal year 2001, includes a $300,000 annual incentive award and $720,000 earned under the agreement.

Employment and Severance Agreements

We have entered into an employment agreement with Thomas M. Dougherty, our chief executive officer. Mr. Dougherty's employment agreement is for a five-year term ending April 15, 2004. Mr. Dougherty is eligible to receive an annual bonus of at least 50% of his base salary. Mr. Dougherty's base salary was set at $325,000 by the compensation committee of our board of directors. Under his employment agreement, Mr. Dougherty has a minimum guaranteed annual increase in his base salary of at least $20,000. Mr. Dougherty may participate in any executive benefit/perquisite we establish at a minimum aggregate payment of $15,000 per year. Pursuant to his employment agreement, Mr. Dougherty initially was awarded a stock option exercisable for 300,000 shares of common stock. Under the agreement, the initial stock option vested with respect to 25% of the underlying shares of common stock on the date Mr. Dougherty commenced his employment with us, April 15, 1999, and such vested options became exercisable on April 15, 2000. The remaining 75% of the shares of common stock subject to the initial stock option vest in 15 equal quarterly installments beginning June 30, 2000. The exercise price of the initial stock option granted to Mr. Dougherty is $14.00 per share. As of September 4, 2003, Mr. Dougherty surrendered (returned to AirGate) outstanding and unexercised options for 185,714 shares that were part of the initial April 15, 1999 stock option grant. In addition, Mr. Dougherty is eligible to participate in all employee benefit plans and policies.

The employment agreement provides that Mr. Dougherty's employment may be terminated with or without cause, as defined in the agreement, at any time upon four weeks prior written notice. If Mr. Dougherty is terminated without cause, he is entitled to receive

o    six months' base salary, plus one month's salary for each year employed,

o    vesting of stock options on the date of termination and

o    six months of health and dental benefits.

In the event of Mr. Dougherty's death, Mr. Dougherty's legal representative is entitled to twelve months' base pay, plus a bonus of 20% of base pay. Under the employment agreement, Mr. Dougherty agreed to a restriction on his present and future employment. Mr. Dougherty agreed not to

o disclose confidential information or trade secrets during employment with us and for two years after termination,

o compete in the business of wireless telecommunications services either directly or indirectly in our territory during his employment and for a period of 18 months after his employment is terminated and

o solicit our employees to terminate their employment with us or solicit certain of our customers to purchase competing products during his employment with us and for a period of 18 months after termination of his employment.

On May 4, 2000, we entered into a retention bonus agreement with Mr. Dougherty. This agreement was intended to pay Mr. Dougherty the difference between the initial 300,000 option grant at $2.00 a share and the actual grant price of $14.00 a share. The timing of the payments matches the vesting of the initial 300,000 option grant. As a result, unless Mr. Dougherty voluntarily terminates employment or is terminated for cause, he is entitled to periodic payments totaling $3.6 million, payable on specified payment dates from April 15, 2000 to January 15, 2004, which are generally paid quarterly. In fiscal year 2003, Mr. Dougherty earned $720,000 under this agreement. Under the terms of the agreement, 50% of unpaid payments would be accelerated upon a change of control of the company.

We have also entered into an employment agreement with Barbara L. Blackford, our vice president, general counsel and secretary. Ms. Blackford is eligible under her employment agreement to receive an annual bonus based upon our incentive plans and policies, but at a target of not less than 35% of her then current base pay. Ms. Blackford may participate in any executive benefit/perquisite program we establish on the same terms as other executives, at a minimum aggregate benefit of $10,000 per year. Ms. Blackford's base salary pursuant to the agreement is currently $208,500 per year. Such amount is subject to review for an increase at least annually. Pursuant to her employment agreement, Ms. Blackford initially was awarded a stock option exercisable for 90,000 shares of our common stock, which option became vested with respect to 25% of the underlying shares of common stock at the end of Ms. Blackford's first year with us and the remainder of the shares vest in 5% increments for each three month period after the initial year that she remains employed by us. The exercise price of the initial stock option granted to Ms. Blackford is $66.94 per share. As of September 4, 2003, Ms. Blackford surrendered (returned to AirGate) outstanding options for the 90,000 shares granted under the initial August 30, 2000 stock option grant. In addition, Ms. Blackford is eligible to participate in all employee benefit plans and policies.

The employment agreement provides that Ms. Blackford's employment may be terminated with or without cause, as defined in the agreement, at any time upon four weeks prior written notice. If Ms. Blackford is terminated without cause, she is entitled to receive six months' base salary, plus one month's salary for each year employed by us. Under the employment agreement, Ms. Blackford agreed, during her employment with us and for a period of two years after the termination of her employment, not to

o    disclose confidential information or trade secrets,

o    solicit certain of our employees to terminate their employment with us or

o solicit certain of our customers to purchase competing products during her employment with us and for a period of two years after the termination of her employment.

Ms. Blackford's agreement further provides that if we enter into an agreement with any member of our senior management other than our chief executive officer which agreement contains change of control provisions more favorable than those given to Ms. Blackford pursuant to her agreement, then such provisions (other than with respect to salary, bonus, and other dollar amounts) will be made available to Ms. Blackford.

We have also entered into an employment agreement with David C. Roberts, our vice president of engineering and network operations. Mr. Roberts is eligible under his employment agreement to receive an annual bonus based upon our incentive plans and policies but at a target of not less than 35% of his then current base salary. Mr. Roberts may participate in any executive benefit/perquisite program that we establish for a minimum aggregate benefit equal to $10,000 per year. Mr. Roberts' base salary pursuant to the agreement is currently $189,000 per year. Such amount shall be adjusted annually to increase it by the greater of the consumer price index for all urban consumers, U.S. City Average, All Items or 5%. Pursuant to his employment agreement, Mr. Roberts initially was awarded a stock option exercisable for 75,000 shares of our common stock, which option became vested with respect to 25% of the underlying shares of common stock after the first two years Mr. Roberts was employed by us and the remainder of the underlying shares vest in 6 1/4% quarterly increments thereafter. The exercise price of the initial stock option granted to Mr. Roberts is $14.00 per share. As of September 4, 2003, Mr. Roberts surrendered (returned to AirGate) outstanding and unexercised options for 37,500 shares that were part of the initial July 28, 1999 stock option grant. In addition, Mr. Roberts is eligible to participate in all employee benefit plans and policies.

Mr. Roberts' employment may be terminated with or without cause at any time by Mr. Roberts or us upon four weeks prior written notice, except that if termination is for cause, no notice by us is required. If we terminate Mr. Roberts' employment without cause, he is entitled to receive

o    six months base salary and

o    six months of health, disability, life and dental benefits.

Any unvested options granted to Mr. Roberts fully vest and become exercisable upon Mr. Roberts' involuntary termination other than for cause. Cause is limited to breach of the noncompete obligations described below. In the event of Mr. Roberts' death, Mr. Roberts' legal representative is entitled to twelve months' base pay, plus a bonus of 20% of base pay.

Under the employment agreement, Mr. Roberts agreed to a restriction on his present and future employment. Mr. Roberts agreed not to

o disclose confidential information or trade secrets during employment with us and for two years after termination,

o compete in the business of wireless telecommunications either directly or indirectly in our territory during his employment and for a period of 18 months after his employment is terminated and

o solicit our employees to terminate their employment with us or solicit certain of our customers to purchase competing products during his employment with us and for a period of 18 months after termination of his employment.

Effective October 24, 2002, the Company hired William H. Seippel as vice president and chief financial officer, pursuant to the terms of an offer letter. Mr. Seippel's initial base salary pursuant to the offer letter is $250,000 per year. Mr. Seippel's performance will be evaluated during the first six months of his employment and if he has successfully achieved or made satisfactory progress towards the achievement of agreed upon performance objectives and expectations during this period, his annual base salary will be increased to $275,000. Mr. Seippel is eligible under his offer letter to receive an annual bonus based on our incentive plans and policies, but at a target of not less than 50% of his base salary. The offer letter guarantees Mr. Seippel an annual incentive award payment for the 2003 plan year equal to 50% of his base earnings during the 2003 plan year. Pursuant to his offer letter, Mr. Seippel initially received a grant of 70,000 non-qualified stock option shares and an award of 30,000 shares of time-based restricted stock. Mr. Seippel's stock option shares will vest in four equal annual installments with the initial 25% annual installment vesting on October 24, 2003 and each remaining 25% annual installment vesting on each anniversary thereafter. The restrictions on Mr. Seippel's restricted stock award will lapse over a four-year period such that 25% of the shares will vest on October 24, 2003 and the remaining shares will vest in 25% annual installments on each anniversary. The exercise price of the initial stock option granted to Mr. Seippel is $0.64 per share. In addition, Mr. Seippel is eligible to participate in all employee benefit plans and policies. Pursuant to the offer letter, the Company paid Mr. Seippel's relocation expenses to Atlanta, Georgia, and such amounts are disclosed in the Summary Compensation table.

The offer letter provides that Mr. Seippel's employment may be terminated with or without cause. Mr. Seippel is entitled to severance payments if he is terminated without cause in an amount equal to six months' base salary and a pro-rated bonus at target. It is a condition to the payment of this severance that Mr. Seippel agree not to directly or indirectly:

o engage in a senior management capacity in the business of wireless telecommunications in our territory for a period of six months after his employment is terminated or

o solicit our employees to terminate their employment with us or solicit certain of our customers to purchase competing products for a period of one year after termination of his employment.

Mr. Seippel's offer letter further provides that the Company will enter into an agreement with him entitling him to receive certain payments if his employment is terminated (voluntarily or involuntarily) for specified reasons, other than for cause, as a result of a change of control of the Company. The change of control agreement is to provide that he would receive his annual base salary and bonus at target and continuation of benefits for one year. Mr. Seippel would also receive unpaid salary and accrued and unpaid bonus and certain outplacement services for up to one year.

Option/SAR Grants During the Last Fiscal Year

The following table sets forth information regarding option grants to the Named Executive Officers during the last fiscal year.



                    Option/SAR Grants in Last Fiscal Year(1)

                                            Number of                                          Potential Realized Value at
                                           Securities    % of Total                             Assumed Annual Rates of
                                           Underlying      Options    Exercise   Expiration    Stock Price Appreciation for
                                             Options       Granted      Price       Date        Option Term (10 Years)(2)
                                             -------       -------    --------   -----------   -----------------------------
                  Name                                                                               5%             10%
                  ----                                                                               --             ---
Thomas M. Dougherty.....................     100,000        21.2%      $  0.82     12/2012       $ 51,569       $ 130,687
William H. Seippel......................      70,000        14.8%      $  0.64     12/2012       $ 28,174       $  71,400
Barbara L. Blackford....................      36,000         7.6%      $  0.82     12/2012       $ 18,565       $  47,047
Jonathan M. Pfohl.......................      36,000         7.6%      $  0.82     12/2012       $ 18,565       $  47,047
David C. Roberts........................      36,000         7.6%      $  0.82     12/2012       $ 18,565       $  47,047
                                           ---------      --------
                                             278,000        59.0%

--------------

(1) These options vest in four equal annual installments. Vesting may be accelerated upon the occurrence of both of the following: (i) a change of control, which would include the recapitalization plan and (ii) termination of employment by the Company without cause, or by the executive with "good reason," within two years of the change of control.

(2) Assumes stock price appreciation from the value on the date of grant, which is the exercise price.

              Aggregated Option Exercises in Last Fiscal Year and
                       Fiscal Year-End Option Value Table

The following table sets forth information concerning the value as of September 30, 2003 of options held by the Named Executive Officers.



                 Aggregated Option Exercises in Last Fiscal Year                  Number of Securities
                                                                                        Underlying
                                                                                       Unexercised        Value of Unexercised
                                                                                    Options at Fiscal    In-the-Money Options at
                                                                                        Year-End             Fiscal Year-End
                                             Shares Acquired  Value                   (exercisable/            (exercisable/
                                               on Exercise    Realized               unexercisable)          unexercisable)(1)
                                               -----------    ----------          -------------------    ------------------------
         Name
        ----
Thomas M. Dougherty......................          --            $   --             --/100,000              $   --/160,000
Willian H. Seippel.......................          --            $   --             --/70,000               $   --/124,600
Barbara L. Blackford.....................          --            $   --             --/36,000               $   --/57,600
Jonathan M. Pfohl........................          --            $   --             --/36,000               $   --/57,600
David C. Roberts.........................          --            $   --             --/36,000               $   --/57,600

--------------

(1) The value of the unexercised in-the-money option was calculated by multiplying the number of shares of common stock underlying the options by the difference between $2.42, which was the closing market price of our common stock on September 30, 2003, and the option exercise price.

                             STOCK PERFORMANCE GRAPH

The chart below compares the cumulative total shareowner return on our common stock with the cumulative total return on the Nasdaq Stock Market (U.S.) and the Nasdaq Telecommunications Index for the period commencing September 28, 1999 (the first day of trading of our common stock after our initial public offering) and ending September 30, 2003, assuming an investment of $100 and the reinvestment of any dividends.

The base price for our common stock is the initial public offering price of $17.00 per share. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of the common stock.


                  COMPARISON OF 4 YEAR CUMULATIVE TOTAL RETURN*
          AMONG AIRGATE PCS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                     AND THE NASDAQ TELECOMMUNICATIONS INDEX


                               [GRAPHIC OMITTED]



* $100 INVESTED ON 9/28/99 IN STOCK OR INDEX-INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING SEPTEMBER 30.




                                                                                      Cumulative Total Return
   Name of Company                                                     9/28/99    9/99      9/00      9/01         9/02      9/03
                                                                       -------    ----      ----      ----         ----      ----
   AirGate PCS, Inc....................................................$.100    $ 92.77    $ 167.3   $165.67      $  1.64   $  9.03
   NASDAQ Stock Market (U.S.)..........................................$.100    $ 99.58    $ 132.4   $ 54.17      $ 42.67   $ 65.01
   NASDAQ Telecommunication............................................$.100    $100.22    $  98.3   $ 38.04      $ 16.53   $ 27.69

   Compensation and Governance Committee Interlocks and Insider Participation

None of the members of the Compensation and Governance Committee was an officer or employee of AirGate or had any relationship with us that requires disclosure under SEC regulations.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


                      EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about AirGate common stock that may be issued under all of AirGate's existing equity compensation plans as of September 30, 2003.




                                                                                 (c) Number of Securities
                                                                                 Remaining Available for
                                (a) Number of                                    Future Issuance Under
                                Securities to be Issued  (b) Weighted Average     Equity Compensation
                                Upon Exercise of         Exercise Price of        Plans (Excluding          (d) Total of Securities
                                Outstanding Options,     Outstanding Options,     Securities Reflected      Reflected in
  Plan Category                 Warrants and Rights      Warrants and Rights      in Column (a))            Columns (a) and (c)
  -------------                 ---------------------------------------------------------------------------------------------------

  Equity Compensation
    Plans Approved by
    Shareowners..............           274,203(2)            $  34.67                        --(1)               274,203
                                        336,053(3)            $  31.19                        --(1)               336,053
                                        617,364(4)            $   2.93                   882,636                1,500,000
                                        -------                                          -------                ---------
    TOTAL....................         1,227,620                                          882,636                2,110,256
                                      =========                                          =======                =========

  Equity Compensation
    Plans Not Approved by
    Shareowners..............            49,450(5)            $  44.93                        --(1)                49,450
                                     ----------               --------                  --------               ----------
    TOTAL....................         1,277,070               $  18.81                    82,636(6)             2,159,706
                                     ==========               ========                  ========               ==========

----------

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

(2)  Issued under the AirGate PCS, Inc. 1999 Stock Option Plan.

(3) Issued under the AirGate PCS, Inc. Amended and Restated 2000 Long-Term Incentive Plan.

(4)  Issued under the AirGate PCS, Inc. 2002 Long-Term Incentive Plan.

(5)  Issued under the AirGate PCS, Inc. 2001 Non-Executive Stock Option Plan.

(6) In addition, 73,314 shares of AirGate's common stock remained for issuance under the AirGate PCS, Inc. 2001 Employee Stock Purchase Plan.

Grants made under the AirGate PCS, Inc. 2001 Non-Employee Director Compensation Plan were issued under either the AirGate PCS, Inc. 1999 Stock Option Plan or the AirGate PCS, Inc. 2002 Long-Term Incentive Plan and thus are not separately stated in the table.


AirGate PCS, Inc. 2001 Non-Executive Stock Option Plan

On January 31, 2001, our board of directors approved the AirGate PCS, Inc. 2001 Non-Executive Stock Option Plan, pursuant to which non-qualified stock options could be granted to our employees who are not officers or directors. This plan was not submitted to our shareowners for approval. As of September 30, 2003, options to acquire 49,450 shares were outstanding under this plan, out of the 150,000 shares originally reserved for issuance. No further grants may be made under the 2001 Non-Executive Stock Option Plan.

The plan authorized the granting of non-qualified stock options only. The exercise price of an option could not be less than the fair market value of the underlying stock on the date of grant and no option could have a term of more than ten years. All of the options that are currently outstanding under the plan vest ratably over a four-year period beginning at the grant date and expire ten years from the date of grant.

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,
                             DIRECTORS AND OFFICERS

On November 1, there were approximately 25,961,191 shares of our common stock outstanding. The following table presents certain information regarding the beneficial ownership of our common stock, as of November 1, 2003 with respect to: o each person who, to our knowledge, is the beneficial owner of 5% or more of our outstanding common stock;

o    each of our directors and nominees for directors;

o    each of the Named Executive Officers; and

o    all of our executive officers and directors as a group.



                                                                    Number of      Percentage
                                                                     Shares            of
                                                                   Beneficially    Outstanding
Name of Beneficial Owner(1)                                          Owned(2)      Common Stock
---------------------------                                         -----------    ------------
Barbara A. Blackford(3)............................................     23,729           *
Thomas M. Dougherty(4).............................................    122,919           *
Robert A. Ferchat..................................................     21,250           *
Jonathan M. Pfohl(5)...............................................     26,021           *
David C. Roberts(6)................................................    117,921           *
William H. Seippel.................................................     47,500           *
Stephen R. Stetz...................................................          0           *
Geneseo Communications, Inc.(7)....................................  2,115,253        8.15%
Cambridge Telcom, Inc.(8)..........................................  1,863,074        7.18%
The Blackstone Group (9)...........................................  2,578,379        9.93%
Jennison Associates LLC (10).......................................  2,618,600       10.09%
Glenview Capital Management, LLC (11)..............................  1,400,000        5.39%
HMC Investors, L.L.C. (12).........................................  1,481,000        5.70%
All executive officers and directors as a group (9 persons)(13)....    385,124        1.48%

--------------
* Less than one percent.


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

(3) Includes 9,000 shares of common stock subject to options which are exercisable within 60 days of the date of this table.

(4) Includes 4,100 shares of common stock owned by Mr. Dougherty's wife, 750 shares of common stock owned by Mr. Dougherty's children and 25,000 shares of common stock subject to options which are exercisable within 60 days of the date of this table.

(5) Includes 90 shares of common stock owned by Mr. Pfohl's children and 9,000 shares of common stock subject to options which are exercisable within 60 days of the date of this table.

(6) Includes 9,000 shares of common stock subject to options which are exercisable within 60 days of the date of this table.

(7) Information presented is based on a Schedule 13G dated November 30, 2001 by Geneseo Communications, Inc. ("Geneseo"). Geneseo reported that it has sole voting power and sole dispositive power over 2,115,253 of our common stock. The business address of this shareowner is 111 E. 1st Street, P.O. Box 330, Geneseo, Illinois, 61254.

(8) Information presented is based on a Schedule 13G dated November 30, 2001 by Cambridge Telcom, Inc. ("Cambridge"). Cambridge reported that it has sole voting power and sole dispositive power over 1,863,074 of our common stock. The business address of this shareowner is 111 E. 1st Street, P.O. Box 330, Geneseo, Illinois, 61254.

(9) Information presented is based on a Schedule 13G dated December 31, 2001 by certain members of The Blackstone Group. Of the 2,578,379 shares, 1,153,648 are held by Blackstone Communications Partners I L.P. ("BCOM"), 992,328 are held by Blackstone iPCS Capital Partners L.P. ("BICP"), 348,398 are held by Blackstone/iPCS L.L.C. ("BLLC"), 4,780 are shares issuable to Blackstone Management Partners III pursuant to currently vested options, 71,302 are shares issuable upon exercise of warrants by Blackstone Mezzanine Partners L.P. ("BMP") and 7,923 are shares issuable upon exercise of warrants by Blackstone Mezzanine Holdings L.P. ("BMH"). Blackstone Communications Management Associates I L.L.C. is the general partner of BCOM. Blackstone Media Management Associates III, L.L.C. is the general partner of BICP. Blackstone Media Management Associates III, L.L.C. is the manager of BLLC. Blackstone Mezzanine Associates L.P. is the general partner of BMP and BMH. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of Blackstone, and as such may also be deemed to share beneficial ownership of the shares held by each of these entities. The address of The Blackstone Group is 345 Park Avenue, New York, New York, 10154.

(10) Information presented is based on a Schedule 13G/A dated February 14, 2003 by Jennison Associates LLC ("Jennison"). The Schedule 13G indicates that Jennison has sole voting power and shared dispositive power over 2,618,600 shares. The business address of Jennison Associates LLC is 466 Lexington Avenue, New York, New York, 10017. Jennison disclaims beneficial ownership of these shares of our common stock. Information with regard to Jennison is based on a Schedule 13G dated February 14, 2003.

(11) Information presented is based on a Schedule 13G dated October 10, 2003 by Glenview Capital Management, LLC ("Management"), Glenview Capital GP, LLC ("GP"), Glenview Capital Partners, L.P. ("Partners"), Glenview Institutional Partners, L.P. ("Institutional") and Glenview Capital
     Partners (Cayman), Ltd. ("Cayman", and together with Management, GP, Partners and Institutional, the "Glenview Filing Parties"). The Schedule 13G indicates that Partners, Institutional and Cayman each beneficially owns 163,400, 413,300 and 823,300 shares, respectively. The Schedule 13G also indicates that each of the three beneficial owners has delegated sole voting and dispositive power to Management. In addition, GP serves as the general partner of Partners and Institutional. As a result of these shareholdings, ownership structure and delegation, the Schedule 13G indicates that each of the Glenview Filing Parties has shared voting and dispositive power over the full 1,400,000 shares. The business address for each of Management, GP, Partners and Institutional is 399 Park Avenue, Floor 39, New York, New York 10022. The business address of Cayman is c/o Goldman Sachs (Cayman) Trust, Limited, Harbour Centre, North Church Street, P.O. Box 896GT, George Town, Grand Cayman, Cayman Islands, British West Indies, Cayman Island exempted company.

(12) Information presented is based on a Schedule 13G dated October 6, 2003 by HMC Investors, L.L.C. ("Investors"), Harbert Distressed Investment Offshore Manager, L.L.C. ("Offshore"), Harbert Distressed Investment Master Fund, Ltd. ("Master Fund"), Raymond J. Harbert ("Harbert"), Michael D. Luce ("Luce") and Philip Falcone ("Falcone", together with Investors, Offshore, Master Fund, Harbert and Luce, the "HMC Filing Parties"). The Schedule 13G indicates that Investors, Harbert, Luce and Falcone each beneficially owns and has shared voting and dispositive power over 1,481,000 shares. It also indicates that, of such shares, Offshore and Master Fund each beneficially owns and has shared voting and dispositive power over 1,429,760 shares. The
     Schedule 13G indicates that the HMC Filing Parties disclaim beneficial ownership of the shares reported except to the extent of their pecuniary interest therein. The business address of Investors, Offshore, Harbert, Luce and Falcone is 555 Madison Avenue, Suite 2800, New York, New York 10022. The business address of Master Fund is c/o International Fund Services (Ireland) Limited, Third Floor, Bishop's Square, Redmond's Hill, Dublin 2, Ireland.

(13) Includes 58,250 shares of common stock subject to options which are exercisable within 60 days of the date of this table.


ITEM 13.     Certain Relationships and Related Transactions.

The disclosure required by this Item 13 is set forth in Part II, Item 7 of Amendment No. 1 to AirGate's Annual Report on Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions and Transactions Between AirGate and iPCS."


ITEM 14.     Principal Accounting Fees and Services.

Fees Paid to KPMG

The following table shows the fees that AirGate paid or accrued for the audit and other services provided by KPMG LLP for the fiscal years ended September 30, 2003 and 2002:


                                   Year Ended                Year Ended
                               September 30, 2003        September 30, 2002
                               ------------------        ------------------

   Audit Fees                 $       558,063            $     924,900

   Audit-Related Fees                 610,850                  445,901

   Tax Fees                           391,820                   90,840

   All Other Fees                      38,891                   12,000
                                    ---------                ---------
   Total                      $     1,599,624            $   1,473,641



Audit Fees. This category includes the aggregate fees billed for professional services rendered by KPMG LLP for the audit of our annual consolidated financial statements and the limited reviews of our quarterly condensed consolidated financial statements for the years ended September 30, 2003 and 2002.

Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, rendered by KPMG LLP during the fiscal years ended September 30, 2003 and 2002. These services principally include the assistance and issuance of consents for various filings with the SEC.

Tax Fees. This category includes the aggregate fees billed for tax services rendered by KPMG LLP during the fiscal years ended September 30, 2003 and 2002. These services consisted primarily of tax compliance and tax consultation services. Services for the year ended September 30, 2003 include tax advice in connection with the opinion letter made a part of the S-4 filing addressing tax consequences in connection with the financial restructuring and tax advice in connection with the opinion letter to the Board of Directors addressing the tax consequences to the Company of Section 382 of the Internal Revenue Code, and related issues. In addition, for fiscal years ended September 30, 2003 and 2002, these services include preparation of state and federal tax returns for the Company and its subsidiaries.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered by KPMG LLP during the fiscal years ended September 30, 2003 and September 30, 2002. These other services in fiscal 2003 consisted primarily of assistance with AirGate's initiative to document key internal controls over financial reporting pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and also included audits of our benefit plans.

The Audit Committee has concluded that the non-audit services provided by KPMG LLP are compatible with maintaining the independence of KPMG LLP.

Oversight of Accountants; Approval of Accounting Fees

Under the provisions of its charter, the Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of the independent auditors. The Audit Committee has adopted the Audit Committee Policy For Pre-Approval of Services, which provides that the Audit Committee must pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services, and the Audit Committee pre-approves the fees for each specific category of service. The Audit Committee has delegated pre-approval authority to the Chair for external audit services not exceeding $75,000 per engagement, and the Chair must report any pre-approval decisions to the Audit Committee at its next meeting. The policy specifically prohibits certain non-audit services that are prohibited by securities laws from being provided by an independent auditor.

All of the principal accounting services and fees reflected in the table in this
Item 14 were reviewed and approved by the Audit Committee, and none of the services were performed by individuals who were not employees of the independent auditor.

ITEM 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

             (c)  Exhibits


 Exhibit
 Number                             Description
 ------ -----------------------------------------------------------------------

3.1 Restated Certificate of Incorporation of AirGate PCS, Inc. ("AirGate"), dated December 17, 2002 (incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K/ A filed by AirGate with the Commission on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455)).

3.2 Amended and Restated Bylaws of AirGate, dated December 17, 2002 (incorporated by reference to Exhibit 3.2 to the annual report on Form 10-K/ A filed by AirGate with the Commission on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455)).

4.1 Specimen of common stock certificate of AirGate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/ A filed by the registrant with the SEC on June 15, 1999 (File Nos. 333-79189-02 and 333-79189-01)).

4.2 Form of Warrant Agreement for warrants issued in units offering (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1/ A filed by AirGate with the SEC on September 23, 1999 (File Nos. 333-79189-02 and 333-79189-01)).

4.3  Form of Warrant issued in units offering (included in Exhibit 4.2).

4.4  Form of unit (included in Exhibit 4.2).

4.5 Form of Lucent Warrants (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/ A filed by the registrant with the SEC on September 17, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01)).

4.6 Form of Indenture for senior subordinated discount notes (including form of pledge agreement) (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/ A filed by AirGate with the SEC on September 23, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01)).

4.7 Form of 13.5% senior subordinated discount note due 2009 (included in Exhibit 4.6).

10.1 Support Agreement, dated as of September 24, 2003, by and among AirGate and each of the noteholders signatory thereto (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by AirGate with the SEC on September 26, 2003 (SEC File No. 333-109165).

10.2 Form of Registration Rights Agreement, dated as of November 30, 2001, by and among AirGate and Blackstone/iPCS, L.L.C., Blackstone iPCS Capital Partners L.P., Blackstone Communications Partners I L.P. TCW/ Crescent Mezzanine Partners II, L.P., TCW/ Crescent Mezzanine Trust II, TCW
     Leveraged Income Trust., L.P., TCW Leveraged Income Trust II, L.P., TWC Leveraged Income Trust IV, TCW Shared Opportunity Fund II, Shared Opportunity Fund IIB, L.L.C., TCW Shared Opportunity Fund III, L.P., Geneseo Communications, Inc., Cambridge Telcom, Inc., Cass Communications, Inc., Technology Group, LLC, Montrose Mutual PCS, Inc., Gridley Enterprises, Inc., Timothy M. Yager and Kelly M. Yager (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by AirGate with the Commission on August 31, 2001 (SEC File No. 000-27455)).

10.3 Sprint PCS Management Agreement and Addenda I-III thereto between SprintCom, Inc. and AirGate Wireless, L.L.C. (incorporated by reference to
     Exhibit 10.1 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01)).

  Exhibit
  Number                             Description
 --------- --------------------------------------------------------------------


10.4 Assignment of Sprint PCS Management Agreement, Sprint Spectrum Services Agreement and Trademark and Service Mark Agreement from AirGate Wireless, L.L.C. to AirGate Wireless, Inc. dated November 20, 1998 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on August 9, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01)).

10.5 Addendum IV to Sprint PCS Management Agreement dated August 26, 1999 by and among SprintCom, Inc., Sprint Communications Company, L.P., Sprint Spectrum L.P. and AirGate (incorporated by reference to Exhibit 10.1.2 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))

10.6 Addendum V to Sprint PCS Management Agreement dated May 12, 2000 by and among SprintCom, Inc., Sprint Communications Company, L.P. and AirGate (incorporated by reference to Exhibit 10.1.3 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455)).

10.7 Addendum VI to Sprint PCS Management Agreement dated December 8, 2000 by and among SprintCom, Inc., Sprint Communications Company, L.P., Sprint Spectrum L.P. and AirGate (incorporated by reference to Exhibit 10.1.4 to the quarterly report on Form 10-Q filed by AirGate with the Commission on February 14, 2001 for the quarter ended December 31, 2000 (SEC File No. 000-27455)).

10.8 Schedule of Definitions to Sprint PCS Management Agreement by and among SprintCom, Inc. and AirGate Wireless, L.L.C. (incorporated by reference to
     Exhibit 10.33 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2002 for the quarter ended March 31, 2002 (SEC File No. 000-27455)).

10.9 Sprint PCS Services Agreement between Sprint Spectrum L.P. and AirGate Wireless, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01)).

10.10Sprint Spectrum Trademark and Service Mark License Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01)).

10.11Sprint Trademark and Service Mark License Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01)).

10.12Sales   Agency   Agreement   made  as  of  May  1,  2001   between   Sprint
     Communications  Company  L.P.  and AirGate  (incorporated  by  reference to
     Exhibit 10.10 to the annual report on Form 10-K/ A filed by AirGate with the Commission on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455)).

10.13Consent and Agreement (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on September 17, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01)).

10.14Master Site  Agreement  dated August 6, 1998 between  AirGate and BellSouth
     Carolinas PCS, L.P. and BellSouth Personal Communications, Inc. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01)).

10.15Notice to AirGate of an assignment of sublease dated September 20, 1999 between BellSouth Cellular Corp. and Crown Castle South Inc., given pursuant to Section 16(b) of the Master Site Agreement (incorporated by reference to Exhibit 10.5.1 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455)). [GRAPHIC OMITTED]

 Exhibit
  Number                                Description
---------    -------------------------------------------------------------------

10.16Master Tower Space  Reservation  and License  Agreement  dated February 19,
     1999 between AGW Leasing Company, Inc. and American Tower, L.P. (incorporated by reference to Exhibit 10.5.2 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455)).

10.17Master  Antenna  Site Lease No. J50 dated July 20,  1999  between  Pinnacle
     Towers Inc. and AGW Leasing Company  (incorporated  by reference to Exhibit
     10.5.3 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455)).

10.18Commercial  Real Estate  Lease  dated  August 7, 1998  between  AirGate and
     Perry Company of Columbia, Inc. to lease a warehouse facility (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on July 12, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01)).

10.19Lease Agreement  dated August 25, 1999 between Robert W. Bruce,  Camperdown
     Company, Inc. and AGW Leasing Company, Inc. to lease office/warehouse space in Greenville, South Carolina (incorporated by reference to Exhibit 10.7.1 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455)).

10.20Form of  Indemnification  Agreement  (incorporated  by reference to Exhibit
     10.8 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01)).

10.21Credit  Agreement with Lucent,  including form of pledge agreement and form of intercreditor agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/ A filed by AirGate with the
     Commission on September 17, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01)).

10.22* First Amendment to Credit Agreement dated October 21, 2001 by and between
     AirGate PCS, Inc., State Street Bank and Trust Company and Lehman Commercial Paper, Inc.

10.23* Amendment No. 2 to the Credit Agreement dated November 30, 2003 by and among AirGate PCS, Inc., State Street Bank and Trust Company and Lehman Commercial Paper, Inc.

10.24Employment  Agreement dated April 9, 1999 by and between AirGate and Thomas
     M. Dougherty (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01)).

10.25First  Amendment to Employment  Agreement  dated  December 20, 1999 between
     AirGate and Thomas M. Dougherty (incorporated by reference to Exhibit 10.16 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2000 for the quarter ended March 31, 2000 (SEC File No. 000-27455)).

10.26Retention  Bonus  Agreement dated May 4, 2000 between AirGate and Thomas M.
     Dougherty (incorporated by reference to Exhibit 10.17 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2000 for the quarter ended March 31, 2000 (SEC File No. 000-27455)).

10.27Employment Agreement dated as of September 27, 1999 by and between AirGate and David C. Roberts (incorporated by reference to Exhibit 10.22 to the annual report on Form 10-K filed by AirGate with the Commission on November 30, 2001 for the year ended September 30, 2001 (SEC File No. 000-27455)).

10.28Employment Agreement dated as of August 30, 2000 by and between AirGate and Barbara L. Blackford (incorporated by reference to Exhibit 10.23 to the annual report on Form 10-K filed by AirGate with the Commission on November 30, 2001 for the year ended September 30, 2001 (SEC File No. 000-27455)).

10.29Separation  Agreement  and Release  dated  October 31, 2002, by and between
     AirGate and Alan Catherall (incorporated by reference to Exhibit 10.26 to the annual report on Form 10-K/ A filed by AirGate with the Commission on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455)).

10.30Offer  Letter,  effective  October 24,  2002,  by and  between  AirGate and
     William H. Seippel (incorporated by reference to Exhibit 10.27 to the annual report on Form 10-K/ A filed by AirGate with the Commission on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455)).

Exhibit
Number                                  Description
-------   ---------------------------------------------------------------------

10.31AirGate  PCS,  Inc.  1999 Stock Option Plan  (incorporated  by reference to
     Exhibit 99.1 to the Registration Statement on Form S-8 filed by AirGate with the Commission on April 10, 2000 (SEC File No. 333-34416)).

10.32Form of AirGate PCS, Inc. Option  Agreement  (incorporated  by reference to
     Exhibit 10.25 to the annual report on Form 10-K filed by AirGate with the Commission on November 30, 2001 for the year ended September 30, 2001 (SEC File No. 000-27455)).

10.33AirGate PCS, Inc. 2001 Non-Executive Stock Option Plan (incorporated by reference to Exhibit 10.11.2 to the quarterly report on Form 10-Q filed by AirGate with the Commission on February 14, 2001 for the quarter ended December 31, 2000 (SEC File No. 000-27455)).

10.34AirGate PCS, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11.3 to the quarterly report on Form 10-Q filed by AirGate with the Commission on February 14, 2001 for the quarter ended December 31, 2000 (SEC File No. 000-27455)).

10.352002 AirGate PCS, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by AirGate with the Commission on March 29, 2002 (SEC File No. 333-85250).

10.36AirGate PCS, Inc. Amended and Restated  Non-Employee  Director Compensation
     Plan dated January 22, 2003 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2003 for the quarter ended March 31, 2003 (SEC File No. 000-27455)).

10.37Agreement and Plan of Merger, dated as of August 28, 2001, by and between AirGate and iPCS, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by AirGate with the Commission on August 31, 2001 (SEC File No. 000-27455)).

10.38Services  Agreement  dated as of  January  1,  2002 by and  among  AirGate,
     AirGate Service Company, Inc., iPCS, Inc. and iPCS Wireless, Inc. (incorporated by reference to Exhibit 10.34 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2002 for the quarter ended March 31, 2002 (SEC File No. 000-27455)).

10.39First Amendment to Services  Agreement dated February 21, 2003 by and among
     AirGate Service Company, Inc., AirGate, iPCS Wireless, Inc. and iPCS, Inc (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2003 for the quarter ended March 31, 2003 (SEC File No. 000-27455)).

10.40Technology License Agreement dated as of January 1, 2002 by and among AirGate, AGW Leasing Company, Inc., AirGate Service Company, Inc., AirGate Network Services, Inc., iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc. (incorporated by reference to Exhibit 10.35 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2002 for the quarter ended March 31, 2002 (SEC File No. 000-27455)).

12.1* Computation of Ratio of Earnings to Fixed Charges.

21.1 Subsidiaries of AirGate PCS, Inc (incorporated by reference to Exhibit 21 to the annual report on Form 10-K/ A filed by AirGate with the Commission on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455)).

23.1* Consent of KPMG LLP.

24.1 Powers of Attorney.

31.1 Rule 13a-14(a) certification of Chief Executive Officer of AirGate filed in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Rule 13a-14(a) certification of Chief Financial Officer of AirGate filed in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*Section 1350 certification of Chief Executive Officer of AirGate furnished in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*Section 1350 certification of Chief Financial Officer of AirGate furnished in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------
* Previously filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 2004.

                                     AIRGATE PCS, INC.



                                     By:     /s/ William H. Seippel
                                            ---------------------------------
                                             William H. Seippel
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Name                                    Title                          Date

/s/ Thomas M. Dougherty    Chief Executive Officer and Director January 28, 2004
-----------------------   (Principal Executive Officer)
Thomas M. Dougherty


/s/ William H. Seippel     Chief Financial Officer              January 28, 2004
----------------------     (Principal Financial and
William H. Seippel          Accounting Officer)


        *                  Chairman of the Board of Directors   January 28, 2004
----------------------
Robert A. Ferchat


        *                  Member, Board of Directors           January 28, 2004
----------------------
Stephen R. Stetz


                            Vice President,
By:/s/Barbara L. Blackford  General Counsel and                January 28, 2004
   -----------------------  Corporate Secretary
   Barbara L. Blackford
     Attorney-in-fact

* Barbara L. Blackford, by signing her name hereto, does sign this document on behalf of the above noted individuals pursuant to powers of attorney duly executed by such individuals, which have been filed as an exhibit to this Report.