Form 10-Q
period 2003-12-31
AIRGATE PCS INC /DE/
filed 2004-02-17
CIK 1086844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                         Commission File Number: 027455

                                AirGate PCS, Inc.
             (Exact name of registrant as specified in its charter)


                    Delaware                        58-2422929
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)        Identification Number)

 Harris Tower, 233 Peachtree St. NE, Suite 1700,
                Atlanta, Georgia                             30303
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

     5,192,238 shares of common stock, $0.01 par value, were outstanding as of February 13, 2004.

                                AIRGATE PCS, INC.
                              FIRST QUARTER REPORT

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements.................................................3
         Consolidated Balance Sheets at December 31, 2003 (unaudited)
            and September 30, 2003............................................3
         Consolidated Statements of Operations for the three months ended December 31, 2003 and 2002 (unaudited)......................4
         Consolidated Statements of Cash Flows for the three months ended December 31, 2003 and 2002 (unaudited)......................5
         Notes to Consolidated Financial Statements (unaudited)...............6
Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................15
Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........29
Item 4.  Controls and Procedures.............................................30

PART II  OTHER INFORMATION...................................................34
Item 1.  Legal Proceedings...................................................34
Item 2.  Changes in Securities and Use of Proceeds...........................34
Item 3.  Defaults Upon Senior Securities.....................................34
Item 4.  Submission of Matters to a Vote of Security Holders.................34
Item 5.  Other Information...................................................35
Item 6.  Exhibits and Reports on Form 8-K....................................35

PART I.  FINANCIAL INFORMATION

Item 1.  -- Financial Statements


                       AIRGATE PCS, INC. AND SUBSIDIARIES
                          CONCOLIDATED BALANCE SHEETS

                                                               December 31,      September 30,
                                                                   2003               2003
                                                             -----------------  -----------------

                                                               (unaudited)
                                                                      (Dollars in thousands,
                                                              except share and per share amounts)
Assets
Current assets:
  Cash and cash equivalents                                          $ 60,043           $ 54,078
  Accounts receivable, net of allowance for doubtful
    accounts of $4,203 and $4,635                                      20,997             26,994
  Receivable from Sprint                                               15,728             15,809
  Inventories                                                           2,606              2,132
  Prepaid expense                                                       5,722              2,107
  Other current assets                                                    252                145
                                                             -----------------  -----------------
       Total current assets                                           105,348            101,265

Property and equipment, net of accumulated
  depreciation and Amortization of $141,753 and $129,986              167,902            178,070
Financing costs                                                         6,568              6,682
Direct subscriber activation costs                                      3,219              3,907
Other assets                                                              997                992
                                                             -----------------  -----------------

       Total assets                                                 $ 284,034          $ 290,916
                                                             =================  =================


Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable                                                    $ 5,237            $ 5,945
  Accrued expense                                                       7,887             12,104
  Payable to Sprint                                                    46,056             45,069
  Deferred revenue                                                      8,291              7,854
  Current maturities of long-term debt                                 23,194             17,775
                                                             -----------------  -----------------
      Total current liabilities                                        90,665             88,747

Deferred subscriber activation fee revenue                              5,521              6,701
Other long-term liabilities                                             2,000              1,841
Long-term debt, excluding current maturities                          389,734            386,509
Investment in iPCS                                                          -            184,115
                                                             -----------------  -----------------
      Total liabilities                                               487,920            667,913

Commitments and contingencies                                               -                  -

Stockholders' deficit:
  Preferred stock, $.01 par value; 1,000,000
    shares authorized; no shares issued and
    outstanding                                                             -                  -
  Common stock, $.01 par value; 30,000,000
    shares authorized; 5,192,238 shares issued and
    outstanding at December 31, 2003 and September 30, 2003                52                 52
  Additional paid-in-capital                                          924,095            924,095
  Unearned stock compensation                                             (97)              (203)
  Accumulated deficit                                              (1,127,936)        (1,300,941)
                                                             -----------------  -----------------

       Total stockholders' deficit                                   (203,886)          (376,997)
                                                             -----------------  -----------------

             Total liabilities and stockholders' deficit            $ 284,034          $ 290,916
                                                             =================  =================


See accompanying notes to the unaudited consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     For the Quarters Ended
                                                          December 31,
                                                  ----------------------------
                                                       2003           2002
                                                  ------------   -------------
                                                 (Dollars in thousands, except
                                                  share and per share amounts)
Revenue:
  Service revenue                                    $ 62,173       $ 59,933
  Roaming revenue                                      16,483         18,910
  Equipment revenue                                     2,847          3,022
                                                  ------------  -------------
     Total revenue                                     81,503         81,865

Operating Expense:
 Cost of service and roaming (exclusive of
  depreciation and amortization as
  shown separately below)                              42,465         51,384
 Cost of equipment                                      6,586          6,847
 Selling and marketing expense                         14,125         16,797
 General and administrative expense                     6,407          4,077
 Non-cash stock compensation expense                      106            176
 Depreciation and amortization of property
   and equipment                                       11,767         11,619
 Loss (gain) on disposal of property and equipment         (2)           198
                                                   ------------  -------------
   Total operating expense                             81,454         91,098
                                                   ------------  -------------
   Operating income (loss)                                 49         (9,233)
Interest income                                           157              -
Interest expense                                      (11,316)       (10,194)
                                                  ------------  -------------
   Loss from continuing operations before
      income tax                                      (11,110)       (19,427)
Income tax                                                  -              -
                                                 -------------  -------------
   Loss from continuing operations                    (11,110)       (19,427)
Discontinued Operations:
 Loss from discontinued operations                          -        (28,247)
 Gain on disposal of discontinued operations
  net of $0 income tax expense                        184,115              -
                                                 -------------  -------------

  Income (loss) from discontinued operations          184,115        (28,247)
                                                 -------------  -------------
  Net income (loss)                                 $ 173,005      $ (47,674)
                                                 =============  =============

Basic and diluted weighted-average number of
  shares outstanding                                5,192,238      5,164,830

Basic and diluted earnings (loss) per share:
 Loss from continuing operations                    $   (2.14)     $   (3.76)
 Income (loss) from discontinued operations             35.46          (5.47)
                                                 -------------  -------------
  Net income (loss)                                 $   33.32      $   (9.23)
                                                 =============  =============

See accompanying notes to the unaudited consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                               For the Quarters Ended
                                                                                                    December 31,
                                                                                         ------------------------------------
                                                                                                2003              2002
                                                                                         -----------------  -----------------
                                                                                               (Dollars in thousands)
Cash flows from operating activities:
 Net income (loss)                                                                             $ 173,005       $ (47,674)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
   Gain on disposal of discontinued operations                                                  (184,115)              -
   Loss from discontinued operations                                                                   -          28,247
   Depreciation and amortization of property and equipment                                        11,767          11,619
   Amortization of financing costs into interest expense                                             305             302
   Provision for doubtful accounts                                                                   405           2,186
   Interest expense associated with accretion of discounts                                         9,150           7,970
   Non-cash stock compensation                                                                       106             176
   Loss (gain) on disposal of property and equipment                                                  (2)            198
     Changes in assets and liabilities:
        Accounts receivable                                                                        5,592            (923)
        Receivable from Sprint                                                                        81            (850)
        Inventories                                                                                 (474)            758
        Prepaid expenses, other current and non-current assets                                    (3,039)         (2,818)
        Accounts payable, accrued expenses and other long term liabilities                        (5,944)         (3,045)
        Payable to Sprint                                                                            987            (231)
        Deferred revenue                                                                             437           1,274
                                                                                           -------------     -----------
 Net cash provided by (used in) operating activities                                               8,261          (2,811)
                                                                                           -------------     -----------

Cash flows from investing activities:
 Purchases of property and equipment                                                              (1,599)         (5,626)
                                                                                           -------------     -----------
   Net cash used in investing activities                                                          (1,599)         (5,626)
                                                                                           -------------     -----------

Cash flows from financing activities:
 Borrowings under credit facility                                                                      -           5,000
 Repayments of credit facility                                                                      (506)           (506)
 Financing cost on credit facility                                                                  (191)              -
                                                                                           -------------    ------------
   Net cash provided by (used in) financing activities                                              (697)          4,494
                                                                                           -------------    ------------
   Net increase (decrease) in cash and cash equivalents                                            5,965          (3,943)
Cash and cash equivalents at beginning of period                                                  54,078           4,887
                                                                                           -------------    ------------
Cash and cash equivalents at end of period                                                      $ 60,043           $ 944
                                                                                           =============    ============

Supplemental disclosure of cash flow information:
      Interest paid                                                                              $ 2,076         $ 1,954
Supplemental disclosure for non-cash investing activities:
     Capitalized interest                                                                             30             114

See accompanying notes to the unaudited consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (unaudited)

(1)      Business, Basis of Presentation and Liquidity

(a)  Basis of Presentation

The accompanying unaudited consolidated financial statements of AirGate PCS, Inc. and subsidiaries (the "Company") are presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, these statements reflect all adjustments, including recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements for the interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A and Amendment No. 2 to 10-K/A (collectively, the "Annual Report") for the fiscal year ended September 30, 2003, which are filed with the SEC and may be accessed via EDGAR on the SEC's website at http://www.sec.gov. The results of operations for the quarter ended December 31, 2003 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2004. Certain prior year amounts have been reclassified to conform to the current year's presentation. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated balance sheets and revenues and expenses during the reporting periods to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation.

AirGate PCS, Inc. and its restricted subsidiaries were created for the purpose of providing wireless Personal Communication Services ("PCS"). The Company is a network partner of Sprint with the right to market and provide Sprint PCS products and services using the Sprint brand names in a defined territory. The accompanying consolidated financial statements include the accounts of AirGate PCS, Inc. and its wholly-owned restricted subsidiaries, AGW Leasing Company, Inc., AirGate Service Company, Inc. and AirGate Network Services, LLC for all periods presented.

On November 30, 2001, we acquired iPCS, Inc. and its subsidiaries ("iPCS") in a merger. In light of consolidation in the wireless communications industry in general and among Sprint PCS network partners in particular, we believed that the merger represented a strategic opportunity to significantly expand the size and scope of our operations, attain access to attractive markets, and provide greater operational efficiencies and growth potential than we would have had on our own. The transaction was accounted for under the purchase method of accounting.

Although iPCS's growth rates through March 2002 met or exceeded expectations, the slowdown in growth in the wireless industry, increased competition, iPCS' dependence on Sprint and the reimposition and increase of the deposit for sub-prime credit customers, all contributed to slower than expected growth. In addition, iPCS' problems were compounded because it was earlier in its life cycle when growth slowed, had approximately one-third fewer subscribers than the Company, and a less complete network.

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

In connection with the issuance of common stock in the Company's Recapitalization Plan (described below), the Company will undergo an ownership change for tax purposes. Such ownership change would also have caused an ownership change of iPCS, which could have had a detrimental effect on the use of certain net operating losses of iPCS. Consequently, on October 17, 2003, the Company irrevocably transferred all of its shares of iPCS common stock to a trust for the benefit of the Company's shareholders of record as of the date of transfer. On October 17, 2003, the iPCS investment ($184.1 million credit balance carrying amount) was eliminated and recorded as a non-monetary gain on disposition of discontinuing operations. The Company's consolidated financial statements reflect the results of iPCS as discontinued operations.

(b)  Liquidity, Financial Restructuring and Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. In connection with their audit of the Company's fiscal 2003 consolidated financial statements, KPMG, LLP, the Company's independent auditors included an explanatory paragraph for "going concern" in their audit opinion.

The PCS market is characterized by significant risks as a result of rapid changes in technology, intense competition and the costs associated with the build-out, on-going operations and growth of a PCS network. The Company's operations are dependent upon Sprint's ability to perform its obligations under the agreements between the Company and Sprint (see note 3) under which the Company has agreed to construct and manage its Sprint PCS network (the "Sprint Agreements"). The Company's ability to attract and maintain a subscriber base of sufficient size and credit quality is critical to achieving sufficient positive cash flow. Significant changes in technology, increased competition, or adverse economic conditions could impair the Company's ability to achieve sufficient positive cash flow.

As shown in the consolidated financial statements, the Company has generated significant net losses since inception and has an accumulated deficit of $1.1 billion and stockholders' deficit of $203.9 million at December 31, 2003. For the quarter ended December 31, 2003, the Company's loss from continuing operations amounted to $11.1 million. As of December 31, 2003, the Company had working capital of $14.7 million and cash and cash equivalents of $60.0 million, and no remaining availability under its credit facility. As a result, the Company is completely dependent on available cash and operating cash flow to pay debt service and meet its other capital needs. If such sources are not sufficient, alternative funding sources may not be available.

In addition to its capital needs to fund operating losses, the Company has invested large amounts to build-out its networks and for other capital assets. Since inception, the Company has invested approximately $303.6 million to purchase property and equipment. While much of the Company's network is now complete and capital expenditures are expected to be lower than prior years, such expenditures will continue to be necessary.

A number of factors, including slower subscriber growth, increased competition and churn and our dependence on Sprint and Sprint's changes to various programs and fees, have had an adverse affect on the Company's business and led the Company to revise its business strategy and take actions to cut costs during fiscal year 2003. These actions included the following:

o Restructuring the Company's organization and eliminating more than 150 positions;

o    Reducing capital expenditures;

o    Reducing spending for sales and marketing activities; and

o Reducing per minute network operating costs by more closely managing connectivity costs.

Despite these measures and certain amendments to its credit facility, under our current business plan, the Company's compliance with the financial covenants under its credit facility was not assured and the Company's ability to generate sufficient cash flow to meet its financial covenants and payment obligations in 2005 and beyond was substantially uncertain. In addition, there was substantial risk that under its current business plan, the Company would not have had sufficient liquidity to meet its cash interest obligations under the Old Notes (defined below) in 2006. As a result, the Company proposed a financial restructuring (the "Recapitalization Plan") as follows:

On January 14, 2004, the Company commenced public and private exchange offers and consent solicitations:

o The Company offered to exchange all of the outstanding 13.5% senior subordinated discount notes due 2009 (the "Old Notes") for (i) newly issued shares of common stock representing 56% of the shares of common stock to be issued and outstanding immediately after the Recapitalization Plan and (ii) $160.0 million aggregate principal amount of newly issued 9 3/8% senior subordinated notes due 2009 (the "New Notes");

o The consent solicitations requested the consents of holders of the Old Notes to remove substantially all of the restrictive covenants in the indenture governing the Old Notes, release collateral that secured the Company's obligations thereunder and waive any defaults or events of default that occur in connection with the restructuring, and;

o The Company also solicited acceptances from holders of the Old Notes of a prepackaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Prepackaged Plan"). The Prepackaged Plan would have effected the same transactions as the Recapitalization Plan, only under the governance of a bankruptcy court.

In addition, the Company called a Special Meeting of Shareholders ("Special Meeting") at which it asked its shareholders to:

o Approve the issuance in the restructuring of up to 56% of the Company's issued and outstanding common stock immediately after the restructuring;

o Approve the amendment and restatement of the Company's certificate of incorporation to implement a 1-for-5 reverse stock split; and

o Approve the amendment and restatement of the 2002 AirGate PCS, Inc. Long Term Incentive Plan to increase the number of shares available and reserved for issuance thereunder, to make certain other changes, and to approve the grant of certain performance-vested restricted stock units and stock options to certain executives of the Company.

Pursuant to the Proxy Statement for the Special Meeting, the Company also solicited acceptances to the Prepackaged Plan from its shareholders.

On February 12, 2004, the Company's shareholders approved the proposals discussed above. On the same date, the exchange offers expired and the Company accepted all $298,204,000 of Old Notes (or 99.4% of the Old Notes outstanding) that were validly tendered and not withdrawn in the exchange offers. On February 13, 2004, the Company effected the 1-for-5 reverse stock split. The Company anticipates settling the Recapitalization Plan on February 20, 2004.

(2)     Significant New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which is effective at the beginning of the first interim period beginning after June 15, 2003. However, certain aspects of SFAS 150 have been deferred. SFAS No. 150 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The implementation of SFAS 150 did not have a material impact on our results of operations, financial position or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. This interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation is generally effective for interim periods ending after December 15, 2003 for all variable interests in variable interest entities created prior to January 31, 2003. We do not have any variable interest entity arrangements.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS No. 123 and 148.

In November 2002, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Element Deliverables." The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance is applicable to agreements entered into for quarters beginning after June 15, 2003. The Company adopted this EITF on July 1, 2003. The adoption of EITF 00-21 did not have a material impact on our results of operations, financial position or cash flows.

(3)    Sprint Agreements

Under the Sprint Agreements, Sprint is obligated to provide the Company significant support services such as billing, collections, long distance, customer care, network operations support, inventory logistics support, use of Sprint brand names, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue and expenses when Sprint's and Sprint's network partners' wireless subscribers incur minutes of use in the Company's territory and when the Company's subscribers incur minutes of use in Sprint and other Sprint network partners' PCS territories. These transactions are recorded in roaming revenue, cost of service and roaming, cost of equipment, and selling and marketing expense captions in the accompanying consolidated statements of operations. Cost of service and roaming transactions include the 8% affiliation fee, long distance charges, roaming expense and costs of services such as billing, collections, customer service and pass-through expenses. Cost of equipment transactions relate to inventory purchased by the Company from Sprint under the Sprint Agreements. Selling and marketing transactions relate to subsidized costs on handsets and commissions paid by the Company under Sprint's national distribution programs. Amounts recorded relating to the Sprint Agreements for the three months ended December 31, 2003 and 2002 are as follows:

                                                 For the Quarters Ended
                                                       December 31,
                                             ----------------------------------
                                                   2003              2002
                                             ----------------  ----------------
                                                  (Dollars in thousands)

Amounts included in the Consolidated
  Statements of Operations:
Roaming revenue                                     $ 15,747          $ 17,690
Cost of service and roaming:
Roaming                                             $ 13,274          $ 14,852
Customer service                                       5,189            11,303
Affiliation fee                                        4,699             4,836
Long distance                                          3,268             2,785
Other                                                    588               494

                                             ----------------  ----------------
Total cost of service and roaming                   $ 27,018          $ 34,270
                                             ================  ================

Purchased inventory                                 $  7,328          $  5,650
                                             ================  ================

Selling and marketing                               $  4,993          $  3,101
                                             ================  ================


                                                           As of
                                             ----------------------------------
                                              December 31,      September 30,
                                                  2003              2003
                                             ----------------  ----------------
                                                  (Dollars in thousands)
Receivable from Sprint                         $  15,728         $  15,809
Payable to Sprint                              $ (46,056)        $ (45,069)


Because approximately 96% of our revenue is collected by Sprint and 64% of cost of service and roaming in our financial statements are derived from fees and charges by (or through) Sprint, we have a variety of settlement issues and other contract disputes open and outstanding from time to time. Currently, this includes, but is not limited to, the following items, all of which for accounting purposes have been reserved or otherwise provided for:

o In fiscal year 2002, Sprint PCS asserted it has the right to recoup up to $3.9 million in long-distance access revenues previously paid by Sprint PCS to AirGate, for which Sprint PCS has invoiced $1.2 million. We have disputed these amounts.

o Sprint invoiced the Company approximately $0.4 million for fiscal year 2002 and $1.0 million (net of a $0.4 million credit as a result of the 2003 service bureau fee true-up) for fiscal year 2003, respectively to reimburse Sprint for certain 3G related development expenses. For the quarter ended December 31, 2003, Sprint invoiced the Company approximately $0.7 million. We are disputing Sprint's right to charge 3G fees in 2002 and beyond.

o Sprint invoiced the Company for software maintenance fees of approximately $1.7 million and $1.3 million for each of the fiscal years 2002 and 2003, respectively. For the quarter ended December 31, 2003, Sprint invoiced the Company approximately $0.5 million. We are disputing Sprint's right to charge software maintenance fees.

o Sprint invoiced the Company $1.3 million (net of a $1.4 million credit related to the service bureau fee true-up and a $1.2 million credit resulting from Sprint's decision to discontinue their billing system conversion) for the fiscal year 2003 and $1.2 million for the quarter ended December 31, 2003 for the cost of IT projects completed by Sprint. We are disputing Sprint's right to collect these fees.

The payable to Sprint includes disputed amounts for which Sprint has invoiced the Company approximately $9.2 million. The invoiced amount does not include $2.7 million for long-distance access revenues claimed but not invoiced by Sprint, or other fees not yet invoiced relating to disputed 3G, software maintenance and information technology that Sprint would assert have accrued.

We intend to vigorously contest these charges and to closely examine all fees and charges imposed by Sprint. In addition to these disputes, we have other outstanding issues with Sprint which could result in set-offs to the items described above or in payments due from Sprint. For example, we believe Sprint has failed to calculate, pay and report on collected revenues in accordance with our agreements with Sprint, which, together with other cash remittance issues, has resulted in a shortfall in cash payments to the Company. Sprint has unilaterally reduced the reciprocal roaming rate charged among Sprint and its network partners, in a manner which we believe is a breach of our agreements with Sprint.

During the quarter ended December 31, 2003, the Company recorded $0.9 million as a reduction of roaming revenue and $1.2 million in credits from Sprint as a reduction of cost of service. The $0.9 million reduction of roaming revenue resulted from a correction to Sprint's billing system with respect to data-related inbound roaming revenue, which the Company continues to examine. The $1.2 million credit resulted from Sprint's decision to discontinue their billing system conversion. Sprint had previously billed and passed on to us their development costs as part of the IT service bureau fee we were charged. This credit positively affects the quarterly results; however, it is a non-cash item that was previously disputed and not paid.

Sprint determines monthly service charges at the beginning of each calendar year. Sprint takes the position that at the end of each year, it calculates the costs to provide these services for its network partners and requires a final settlement for the calendar year against the charges actually paid. If the costs to provide these services are less than the amounts paid by Sprint's network partners, Sprint issues a credit for these amounts. If the costs to provide the services are more than the amounts paid by Sprint's network partners, Sprint charges the network partners for these amounts. For the quarters ended December 31, 2003 and 2002, Sprint credited the Company $2.6 million and $1.3 million for the calendar years 2003 and 2002, respectively, which were recorded as a reduction to cost of service. The calendar year 2003 service bureau fee true-up included $1.9 million in previously disputed amounts; therefore cash proceeds from Sprint of $0.7 million will be received during the quarter ended March 31, 2003.

The Sprint Agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. The Company was in compliance in all material respects with these requirements as of December 31, 2003.

 (4) Litigation

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

On December 11, 2003, Stuart Tinney, an AirGate shareholder, filed suit in the U.S. District Court for the District of Delaware against Genesco Communications, Inc., Cambridge Telecom, Inc., The Blackstone Group, Trust Company of the West, Cass Communications Management, Inc., Technology Group, LLC, Montrose Mutual PCS, Inc., Gridley Enterprises, Inc., Timothy M. Yager, Peter G. Peterson and Stephen A. Schwarzman (collectively, the "Defendants"). The lawsuit alleges that the Defendants, as either officers, directors or 10% shareholders of the Company, purchased and sold the Company's securities within a six-month period ended December 15, 2001 and profited from these transactions in violation of
Section 16(b) of the Exchange Act. The lawsuit seeks disgorgement of these "short swing" profits and payment of the profits to the Company, which is named as a nominal defendant in the lawsuit for its failure to directly take action against the Defendants.

While there is no pending litigation with Sprint, we have a variety of disputes with Sprint, which are described in Note 3.

We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of business.

While management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our liquidity, financial condition or results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management's view may change in the future. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on our liquidity, financial condition and results of operations for the period in which the effect becomes reasonably estimable.

(5)  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates applied to expected taxable income for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities for a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for deferred income tax assets based upon the Company's assessment of whether it is more likely than not that the deferred income tax assets will be realized. No such amounts were realized in the quarters ended December 31, 2003 and 2002, nor will amounts be realized in the future unless management believes the recoverability of deferred tax assets is more likely than not. The non-monetary gain on the disposition of discontinued operations did not impact the Company's net operating loss carryforwards as the disposition resulted in a non-deductible loss for tax purposes.

(6)  Discontinued Operations

On October 17, 2003, the Company irrevocably transferred all of its shares of iPCS common stock to a trust for the benefit of the Company's shareholders of record on the date of the transfer. On the date of the transfer, the iPCS investment ($184.1 million credit balance carrying amount) was eliminated and recorded as a gain on disposal of discontinued operations. The results for iPCS for all periods presented are shown as discontinued operations. The following reflects the income (loss) from discontinued operations of iPCS for the quarters ended December 31, 2003 and 2002 (dollars in thousands):

                                                   For the Quarters Ended
                                                        December 31,
                                               --------------------------------
                                                     2003             2002
                                               ---------------   --------------
Revenue                                            $        -       $   51,535
Cost of revenue                                             -           42,003
Selling and marketing                                       -           12,106
General and administrative                                  -            3,331
Depreciation and amortization                               -           13,271
                                               ---------------   --------------
   Operating expense                                        -           70,711
                                               ---------------   --------------
   Operating loss                                           -          (19,176)
   Interest expense, net                                    -           (9,071)
                                               ---------------   --------------
   Loss from discontinued operations                        -          (28,247)
   Gain on disposal of discontinued
   operations net of $0 income tax expense            184,115                -
                                               ---------------   --------------
      Income (loss) from discontinued
        operations                                 $  184,115       $  (28,247)
                                               ===============   ==============


(7)  Condensed Consolidating Financial Statements

AGW Leasing Company, Inc. ("AGW") is a wholly-owned restricted subsidiary of AirGate. AGW has fully and unconditionally guaranteed the Old Notes and the credit facility. AGW was formed to hold the real estate interests for the Company's PCS network and retail operations. AGW also was a registrant under the Company's registration statement declared effective by the Securities and Exchange Commission on September 27, 1999.

AirGate Network Services LLC ("ANS") is a wholly-owned restricted subsidiary of the Company. ANS has fully and unconditionally guaranteed the Old Notes and the credit facility. ANS was formed to provide construction management services for the Company's PCS network.

AirGate Service Company, Inc. ("Service Co") is a wholly-owned restricted subsidiary of the Company. Service Co has fully and unconditionally guaranteed the Old Notes and the credit facility. Service Co was formed to provide management services to the Company and iPCS.

The following shows the unaudited condensed consolidated financial statements for the Company and its guarantor subsidiaries, as listed above, as of December 31, 2003 and September 30, 2003 and for the quarters ended December 31, 2003 and 2002 (dollars in thousands):


                                                      Unaudited Condensed Consolidating Balance Sheets
                                                                    As of December 31, 2003

                                                                  AirGate
                                                 AirGate PCS,     Guarantor
                                                     Inc.       Subsidiaries   Eliminations    Consolidated
                                                -------------  --------------  -------------   -------------


Cash and cash equivalents                          $  60,043        $      -      $       -       $  60,043
Other current assets                                 106,300             529        (61,524)         45,305
                                                -------------  --------------  -------------   -------------
Total current assets                                 166,343             529        (61,524)        105,348
Property and equipment, net                          133,264          34,638              -         167,902
Other noncurrent assets                               10,784               -              -          10,784
                                                -------------  --------------  -------------   -------------
Total assets                                       $ 310,391        $ 35,167      $ (61,524)      $ 284,034
                                                =============  ==============  =============   =============

Current liabilities                                $  90,967        $ 61,222      $ (61,524)      $  90,665
Intercompany                                        (113,721)        113,721              -               -
Long-term debt                                       389,734               -              -         389,734
Other long-term liabilities                            7,521               -              -           7,521
Investment in subsidiaries                           139,776               -       (139,776)              -
                                                -------------  --------------  -------------   -------------
Total liabilities                                    514,277         174,943       (201,300)        487,920
                                                -------------  --------------  -------------   -------------

Stockholders' deficit                               (203,886)       (139,776)       139,776        (203,886)
                                                -------------  --------------  -------------   -------------
Total liabilities and stockholders' deficit        $ 310,391        $ 35,167      $ (61,524)      $ 284,034
                                                =============  ==============  =============   =============



                                                    Unaudited Condensed Consolidating Balance Sheets
                                                                 As of September 30, 2003

                                                                AirGate
                                               AirGate PCS,     Guarantor
                                                    Inc.      Subsidiaries   Eliminations    Consolidated
                                                ------------  -------------  -------------   -------------


Cash and cash equivalents                         $  54,078       $      -      $       -       $  54,078
Other current assets                                108,136            529        (61,478)         47,187
                                                ------------  -------------  -------------   -------------
  Total current assets                              162,214            529        (61,478)        101,265
Property and equipment, net                         141,129         36,941              -         178,070
Other noncurrent assets                              11,581              -              -          11,581
                                                ------------  -------------  -------------   -------------
  Total assets                                    $ 314,924       $ 37,470      $ (61,478)      $ 290,916
                                                ============  =============  =============   =============

Current liabilities                               $  89,036       $ 61,189      $ (61,478)      $  88,747
Intercompany                                       (108,890)       108,890              -               -
Long-term debt                                      386,509              -              -         386,509
Other long-term liabilities                           8,542              -              -           8,542
Investment in subsidiaries                          316,724              -       (132,609)        184,115
                                                ------------  -------------  -------------   -------------
  Total liabilities                                 691,921        170,079       (194,087)        667,913
                                                ------------  -------------  -------------   -------------
Stockholders' deficit                              (376,997)      (132,609)       132,609        (376,997)
                                                ------------  -------------  -------------   -------------
  Total liabilities and stockholders' deficit     $ 314,924       $ 37,470      $ (61,478)      $ 290,916
                                                ============  =============  =============   =============




                                                             Unaudited Condensed Consolidating Statement of Operations
                                                                       For the Quarter Ended December 31, 2003

                                                                               AirGate
                                                                AirGate PCS,  Guarantor
                                                                   Inc.      Subsidiaries  Eliminations  Consolidated
                                                              -------------  ------------  ------------  -------------


Revenue                                                          $  81,503      $      -       $    -      $  81,503

Cost of revenue                                                     44,850         4,201            -         49,051
Selling and marketing                                               13,615           510            -         14,125
General and administrative                                           6,287           120            -          6,407
Non-cash stock compensation expense                                    106             -            -            106
Depreciation and amortization of property and equipment              9,401         2,366            -         11,767
Gain on disposal of property and equipment                              (2)            -            -             (2)
                                                              -------------  ------------  -----------  -------------
Total operating expense                                             74,257         7,197            -         81,454
                                                              -------------  ------------  -----------  -------------
Operating income (loss)                                              7,246        (7,197)           -             49
Loss in subsidiaries                                                (7,167)            -        7,167              -
Interest income                                                        157             -            -            157
Interest expense                                                   (11,346)           30            -        (11,316)
                                                              -------------  ------------  -----------  -------------
Loss from continuing operations before income tax                  (11,110)       (7,167)       7,167        (11,110)
Income tax                                                               -             -            -              -
                                                              -------------  ------------  -----------  -------------
Loss from continuing operations                                    (11,110)       (7,167)       7,167        (11,110)
Income from discontinued operations                                184,115             -            -        184,115
                                                              -------------  ------------  -----------  -------------
Net income (loss)                                                $ 173,005      $ (7,167)     $ 7,167      $ 173,005
                                                              =============  ============  ===========  =============




            Unaudited Condensed Consolidating Statement of Operations
                     For the Quarter Ended December 31, 2002

                                                                                  AirGate
                                                                  AirGate PCS,   Guarantor
                                                                      Inc.      Subsidiaries    Eliminations    Consolidated
                                                                 -------------  -------------  --------------  --------------


Revenue                                                              $ 81,865        $     -          $    -       $  81,865

Cost of revenue                                                        53,898          4,333               -          58,231
Selling and marketing                                                  16,039            758               -          16,797
General and administrative                                              3,347            730               -           4,077
Non-cash stock compensation expense                                       176              -               -             176
Depreciation and amortization of property and equipment                 9,176          2,443               -          11,619
Loss on disposal of property and equipment                                198              -               -             198

                                                                 -------------  -------------  --------------  --------------
Total operating expense                                                82,834          8,264               -          91,098
                                                                 -------------  -------------  --------------  --------------
Operating loss                                                           (969)        (8,264)              -          (9,233)
Loss in subsidiaries                                                   (8,150)             -           8,150               -
Interest income                                                          (114)           114               -               -
Interest expense                                                      (10,194)             -               -         (10,194)
                                                                 -------------  -------------  --------------  --------------
Loss from continuing operations before income tax                     (19,427)        (8,150)          8,150         (19,427)
Income tax                                                                  -              -               -               -
                                                                 -------------  -------------  --------------  --------------
Loss from continuing operations                                       (19,427)        (8,150)          8,150         (19,427)
Loss from discontinued operations                                     (28,247)             -               -         (28,247)
                                                                 -------------  -------------  --------------  --------------
Net loss                                                            $ (47,674)      $ (8,150)        $ 8,150       $ (47,674)
                                                                 =============  =============  ==============  ==============




            Unaudited Condensed Consolidating Statement of Cash Flows
                     For the Quarter Ended December 31, 2003

                                                                               AirGate
                                                                AirGate PCS,  Guarantor
                                                                   Inc.      Subsidiaries   Eliminations   Consolidated
                                                              -------------  -------------  ------------   -------------


Operating activities, net                                          $ 8,261            $ -           $ -         $ 8,261
Investing activities, net                                           (1,599)             -             -          (1,599)
Financing activities, net                                             (697)             -             -            (697)
                                                              -------------  -------------  ------------   -------------
Change in cash and cash equivalents                                  5,965              -             -           5,965
Cash and cash equivalents at beginning of period                    54,078              -             -          54,078
                                                              -------------  -------------  ------------   -------------
Cash and cash equivalents at end of period                        $ 60,043            $ -           $ -        $ 60,043
                                                              =============  =============  ============   =============




            Unaudited Condensed Consolidating Statement of Cash Flows
                     For the Quarter Ended December 31, 2002

                                                                               AirGate
                                                                AirGate PCS,   Guarantor
                                                                   Inc.       Subsidiaries   Eliminations   Consolidated
                                                              -------------  --------------  ------------   -------------


Operating activities, net                                         $ (2,683)         $ (128)          $ -        $ (2,811)
Investing activities, net                                           (5,626)              -             -          (5,626)
Financing activities, net                                            4,494               -             -           4,494
                                                              -------------  --------------  ------------   -------------
Change in cash and cash equivalents                                 (3,815)           (128)            -          (3,943)
Cash and cash equivalents at beginning of period                     4,769             118             -           4,887
                                                              -------------  --------------  ------------   -------------
Cash and cash equivalents at end of period                           $ 954           $ (10)          $ -           $ 944
                                                              =============  ==============  ============   =============




(8)  Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Potentially dilutive securities of 17,939 and 8,358 for the quarters ended December 31, 2003 and 2002 respectively, have been excluded from the computation of dilutive earnings (loss) per share for the periods because the Company has a loss from continuing operations and their effect would have been antidilutive.

(9)  Stock-based Compensation Plans

We have elected to continue to account for our stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and disclose pro forma effects of the plans on a net income (loss) and earnings
(loss) per share basis as provided by SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, as the fair market value on the date of grant was equal to the exercise price, we did not recognize any compensation expense. Consistent with the provisions of SFAS No. 123, had compensation expense for these plans been determined based on the fair value at the grant date during the quarters ended December 31, 2003 and 2002, the pro forma net income (loss) and earnings (loss) per share would have been as follows:


                                                                                              For the Quarters Ended
                                                                                                   December 31,
                                                                                        -----------------------------------
                                                                                             2003               2002
                                                                                        ----------------  -----------------
                                                                                    (Dollars in thousands, except per share data)
Net income (loss), as reported                                                             $ 173,005         $ (47,674)
Add: stock based compensation expense included in determination of net income (loss)             106               176
Less: stock based compensation expense determined under the fair value based method           (2,383)           (2,426)
                                                                                     ---------------- -----------------
Pro forma, net income (loss)                                                               $ 170,728         $ (49,924)
                                                                                     ================ =================

Basic and diluted earnings (loss) per share:
             As reported                                                                   $   33.32         $   (9.23)
             Pro forma                                                                     $   32.88         $   (9.67)


(10)  Subsequent Events

Recapitalization Plan

On January 14, 2004, we commenced public and private offers to exchange newly issued shares of common stock and newly issued secured notes for all of the Old Notes. Under the offers, each holder of the Company's Old Notes will receive, for each $1,000 of aggregate principal amount due at maturity that is tendered,
110.1384 shares of the Company's pre-split common stock and prior to the reverse stock-split and $533.33 in principal amount of the Company's New Notes.

On February 12, 2004, at a Special Meeting of Shareholders, our shareholders approved (i) the issuance in the exchange offers of up to 56% of our issued and outstanding common stock, (ii) an amendment and restatement of our certificate of incorporation to implement a 1-for-5 reverse stock split and (iii) an amendment and restatement of the 2002 AirGate PCS, Inc. Long Term Incentive Plan to increase the number of shares available and reserved for issuance thereunder, to make certain other changes and to approve the grant of certain restricted stock units and stock options to certain executives of the Company.

Also on February 12, 2004, the exchange offers expired and we accepted all $298,204,000 of Old Notes (or 99.4% of the Old Notes outstanding) that were validly tendered and not withdrawn in the exchange offers. On February 17, 2004, our stock began trading on a post split basis. We anticipate settling the exchange offers on February 20, 2004.

Reverse Stock Split

As a result of the reverse stock split, shareholders will receive one share of common stock, and cash resulting from the elimination of any fractional shares, in exchange for each five shares of common stock currently outstanding. Unless otherwise indicated, all shares and per share amounts have been restated to give retroactive effect to this 1-for-5 reverse stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains "forward-looking statements." These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, our liquidity, the wireless industry, our beliefs and management's assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by us or on our behalf. Such forward-looking statements include statements regarding expected financial results and other planned events, including but not limited to, anticipated liquidity, churn rates, ARPU and CPGA (all as defined in the Non-GAAP Financial Measures and Key Operating Metrics), roaming rates, EBITDA (as defined in the Non-GAAP Financial Measures and Key Operating Metrics), and capital expenditures. Words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "seek," "project," "target," "goal," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. These risks and uncertainties include:

o    our dependence on the success of Sprint's wireless business;

o the competitiveness and impact of Sprint's pricing plans and PCS products and services and introduction of pricing plans and programs that may adversely affect our business;

o intense competition in the wireless market and the unsettled nature of the wireless market;

o    the potential to experience a continued high rate of subscriber turnover;

o the ability of Sprint (directly or through third parties) to provide back office billing, subscriber care and other services and the quality and costs of such services or, alternatively, our ability to outsource all or a portion of these services at acceptable costs and the quality of such services;

o    subscriber credit quality;

o    the ability to successfully leverage 3G products and services;

o    inaccuracies in financial information provided by Sprint;

o    new charges and fees, or increased charges and fees, imposed by Sprint;

o    the impact and outcome of disputes with Sprint;

o our ability to predict future customer growth, as well as other key operating metrics;

o the impact of spending cuts on network quality, customer retention and customer growth;

o    rates of penetration in the wireless industry;

o    our significant level of indebtedness and debt covenant requirements;

o the impact and outcome of legal proceedings between other Sprint network partners and Sprint;

o    the potential need for additional sources of capital and liquidity;

o risks related to our ability to compete with larger, more established businesses;

o    anticipated future losses;

o    rapid technological and market change;

o    an adequate supply of subscriber equipment;

o    Declines in growth of wireless subscribers; and

o    the volatility of the market price of our common stock.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in the Company's Annual Report for the fiscal year ended September 30, 2003, elsewhere in this report and the incorporated reports. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in or referred to in this report.

For a further listing and description of such risks and uncertainties, see the Company's Annual Report for the fiscal year ended September 30, 2003 and other reports filed by us with the SEC. Except as required under federal securities law and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward looking statements after distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

You should read this discussion in conjunction with our consolidated financial statements and accompanying notes contained in our Annual Report for the year ended September 30, 2003.

Overview

AirGate PCS,  Inc. and its  subsidiaries  and  predecessors  were formed for the purpose of becoming a leading regional provider of wireless Personal Communication Services, or "PCS." We are a network partner of Sprint PCS, which is a group of wholly-owned subsidiaries of Sprint Corporation (a diversified telecommunications service provider), that operate and manage Sprint's PCS products and services.

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

As of December 31, 2003, the Company had 359,898 subscribers and total network coverage of approximately 6.2 million residents, representing approximately 83% of the residents in its territory.

iPCS, Inc.

On November 30, 2001, we acquired iPCS in a merger. In light of consolidation in the wireless communications industry in general and among Sprint PCS network partners in particular, we believed that the merger represented a strategic opportunity to significantly expand the size and scope of our operations, attain access to attractive markets, and provide greater operational efficiencies and growth potential than we would have had on our own. The transaction was accounted for under the purchase method of accounting.

Although iPCS's growth rates through March 2002 met or exceeded expectations, the slowdown in growth in the wireless industry, increased competition, iPCS' dependence on Sprint and the reimposition and increase of the deposit for sub-prime credit customers, all contributed to slower than expected growth. In addition, iPCS' problems were compounded because it was earlier in its lifecycle when growth slowed, had approximately one-third fewer subscribers than the Company, and a less complete network.

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

In connection with the issuance of common stock in the Company's Recapitalization Plan, the Company will undergo an ownership change for tax purposes. Such ownership change would also have caused an ownership change of iPCS, which could have had a detrimental effect on the use of certain net operating losses of iPCS. Consequently, on October 17, 2003, the Company irrevocably transferred all of its shares of iPCS common stock to a trust for the benefit of the Company's shareholders of record as of the date of transfer. On October 17, 2003, the iPCS investment ($184.1 million credit balance carrying amount) was eliminated and recorded as a non-monetary gain on disposition of discontinuing operations. The results for iPCS for all periods presented are shown as discontinued operations. The results for AirGate only are shown as continuing operations.

The following description of the Company's business is limited to AirGate alone, and does not reflect the business of iPCS.

Critical Accounting Policies

The Company relies on the use of estimates and makes assumptions that impact its financial condition and results. These estimates and assumptions are based on historical results and trends as well as the Company's forecasts as to how these might change in the future. While we believe that the estimates we use are reasonable, actual results could differ from those estimates. The Company's most critical accounting policies that may materially impact the Company's results of operations include:

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. Effective July 1, 2003 the Company adopted EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Element Deliverables." The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. The consensus guidance is applicable to agreements entered into for quarters beginning after June 15, 2003. The adoption of EITF 00-21 has resulted in substantially all of the activation fee revenue generated from Company-owned retail stores and associated costs being recognized at the time the related wireless handset is sold and it is classified as equipment revenue and cost of equipment, respectively. Upon adoption of EITF 00-21, previously deferred revenues and costs will continue to be amortized over the remaining estimated life of a subscriber, not to exceed 30 months. Revenue and costs for activations at other retail locations will continue to be deferred and amortized over their estimated lives.

The Company recognizes service revenue from its subscribers as they use the service. The Company provides a reduction of recorded revenue for billing adjustments, and estimated uncollectible late payment fees and early cancellation fees. The Company also reduces recorded revenue for rebates and discounts given to subscribers on wireless handset sales in accordance with EITF Issue No. 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." For industry competitive reasons, the Company sells wireless handsets at a loss. The Company participates in the Sprint national and regional distribution programs in which national retailers such as Radio Shack and Best Buy sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for Sprint PCS products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Company's Sprint Agreements, when a national retailer sells a handset purchased from Sprint to a subscriber in the Company's territory, the Company is obligated to reimburse Sprint for the handset subsidy. The Company does not receive any revenue from the sale of handsets and accessories by such national retailers. The Company classifies these handset subsidy charges as a selling and marketing expense for a new subscriber handset sale and classifies these subsidies as a cost of service and roaming for a handset upgrade to an existing subscriber.

The Company records equipment revenue from the sale of handsets and accessories to subscribers in its retail stores upon delivery in accordance with EITF 00-21. The Company does not record equipment revenue on handsets and accessories purchased from national third-party retailers such as Radio Shack and Best Buy or directly from Sprint by subscribers in its territory.

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

Allowance for Doubtful Accounts

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection and write-off experience, current trends, credit policies, accounts receivable by aging category and current trends in the credit quality of its subscriber base. In determining these estimates, the Company compares historical write-offs in relation to the estimated period in which the subscriber was originally billed. The Company also looks at the historical and projected average length of time that elapses between the original billing date and the date of write-off in determining the adequacy of the allowance for doubtful accounts by aging category. From this information, the Company provides specific amounts to the aging categories. The Company provides an allowance for substantially all receivables over 90 days old.

Using historical information, the Company provides a reduction in revenues for certain billing adjustments, late payment fees and early cancellation fees that it anticipates will not be collected. The reserves for billing adjustments, late payment fees and early cancellation fees are included in the allowance for doubtful accounts balance. If the allowance for doubtful accounts is not adequate, it could have a material adverse affect on the Company's liquidity, financial position and results of operations.

First Payment Default Subscribers

Prior to March 2003, the Company estimated the percentage of new subscribers that would never pay a bill and reserved for the related percentage of monthly revenue through a reduction in revenues. In 2002, the Company reinstated the deposit requirement for sub-prime credit customers, and then increased the deposit amounts in February 2003. The Company believes that the re-imposition of and increase in deposit requirements and the continuation of spending limits for sub-prime credit customers are sufficient to mitigate the collection risk. Additionally, the Company has experienced improvements in the credit quality of its subscriber base. Accordingly, in March 2003 the Company ceased recording this reserve. At December 31, 2002, there was approximately $0.7 million reserved for 4,187 first payment default subscribers.

Valuation and Recoverability of Long-Lived Assets

Long-lived assets such as property and equipment represent approximately 59% of the Company's total assets as of December 31, 2003. Property and equipment are stated at original cost, less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of up to 15 years for towers, 3 to 5 years for computer equipment, 5 years for furniture, fixtures and office equipment and 5 to 7 years for network assets (other than towers). The Company reviews long-lived assets for impairment in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value and the carrying value of the asset. Impairment analyses are based on our current business and technology strategy, our views of growth rates for the business, anticipated future economic and regulatory conditions and expected technological availability. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset.

Significant New Accounting Pronouncements

See Note 2 to the consolidated financial statements for a description of significant new accounting pronouncements and their impact on the Company.

Results of Operations

For the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002:

Revenues

We derive our revenue from the following sources:

Service. We sell wireless personal communications services. The various types of service revenue associated with wireless communications services include monthly recurring access and feature charges and monthly non-recurring charges for local, wireless long distance and roaming airtime usage in excess of the subscribed usage plan.

Roaming. The Company receives roaming revenue at a per-minute rate from Sprint and other Sprint PCS network partners when Sprint's or its network partner's PCS subscribers from outside of the Company's territory use the Company's network. The Company pays the same reciprocal roaming rate when subscribers from its territories use the network of Sprint or its other PCS network partners. The Company also receives non-Sprint roaming revenue when subscribers of other wireless service providers who have roaming agreements with Sprint roam on the Company's network.

Equipment. We sell wireless personal communications handsets and accessories that are used by our subscribers in connection with our wireless services. Equipment revenue is derived from the sale of handsets and accessories from Company owned stores, net of sales incentives, rebates and an allowance for returns. The Company's handset return policy allows subscribers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to the Company, the Company may be able to reissue the handsets to subscribers at little additional cost. When handsets are returned to Sprint for refurbishing, the Company receives a credit from Sprint.

                                  For the Quarters Ended December 31,
                    ------------------------------------------------------
                                                   Increase    Increase
                         2003         2002        (Decrease)  (Decrease)%
                    ------------  ------------  ------------  ------------
                             (Dollars in thousands)

Service revenue        $ 62,173      $ 59,933      $ 2,240       3.7%
Roaming revenue          16,483        18,910       (2,427)    (12.8%)
Equipment revenue         2,847         3,022         (175)     (5.8%)

                    ------------  ------------  ------------   -----------
Total                  $ 81,503      $ 81,865      $  (362)     (0.4%)
                    ============  ============  ============   ===========


Service Revenue

The increase in service revenue for the quarter ended December 31, 2003 over the same quarter in the previous year reflects a higher average number of subscribers using our network, relatively consistent average revenue per subscriber and higher monthly recurring revenue and feature charges, partially offset by lower revenue from "minutes over plan," or airtime usage in excess of the subscribed usage plans. In late calendar year 2002, Sprint implemented a new PCS to PCS product offering under which subscribers receive unlimited quantities of minutes for little or no additional cost for any calls made from one Sprint PCS subscriber to another ("PCS to PCS"). Pursuant to our Sprint Agreements, we are required to support this program in our territory. The number of minutes-over-plan charged to subscribers for plan overages used and associated revenues of our subscribers has decreased while the number of minutes used for PCS to PCS calls has increased from an average of 6 million to approximately 80 million minutes per month.

Roaming Revenue

The decrease in roaming revenue for the quarter ended December 31, 2003 over the same quarter in the previous year is attributable primarily to the lower reciprocal roaming rate charged among Sprint and its PCS network partners, partially offset by increased volume in inbound roaming traffic. The reciprocal roaming rate among Sprint and its PCS network partners, including the Company, declined from $0.10 per minute of use to $0.058 in calendar years 2002 and 2003, respectively. In December 2003, Sprint reduced the rate to $0.041 per minute for calendar year 2004. The Company believes that these reductions are in violation of our agreements with Sprint. Roaming revenue was also adversely affected for the quarter ended December 31, 2003 as a result of the $0.9 million charge resulting from a correction to Sprint's billing system with respect to data-related inbound roaming revenues. For the quarter ended December 31, 2003, the Company's roaming revenue from Sprint and its PCS network partners was $15.7 million, or approximately 96% of the roaming revenue, compared to $17.7 million or approximately 94% for the quarter ended December 31, 2002.

Equipment Revenue

Equipment revenue for the quarter ended December 31, 2003 decreased over the same quarter in the previous year, primarily due to lower gross additions and higher handset rebates, partially offset by higher sales of new or upgraded handsets to existing subscribers.

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

*    Bad debt expense related to estimated uncollectible accounts receivable;

* Wireless handset subsidies on existing subscriber upgrades through national third-party retailers; and

*    Other cost of service, which includes:

     * Back office services provided by Sprint such as customer care, billing and activation;

     *    The  8%  of  collected   service  revenue   representing   the  Sprint
          affiliation fee; and

     * Long distance expense relating to inbound roaming revenue and the Company's own subscriber's long distance usage and roaming expense when subscribers from the Company's territory place calls on Sprint's or its network partners' networks.

                                           For the Quarters Ended December 31,
                                   ----------------------------------------------------
                                                                Increase      Increase
                                       2003          2002      (Decrease)    (Decrease)%
                                   ------------  ------------  ------------  -----------
                                            (Dollars in thousands)

Roaming expense                       $ 13,788      $ 15,667     $ (1,879)      (12.0%)
Network operating costs                 15,969        15,151          818         5.4%
Bad debt expense                           405         2,186       (1,781)      (81.5%)
Wireless handset subsidies                 790         1,583         (793)      (50.1%)
Other cost of service                   11,513        16,797       (5,284)      (31.5%)
                                   ------------  ------------  -----------   ----------
Total cost of service and roaming     $ 42,465      $ 51,384     $ (8,919)      (17.4%)
                                   ============  ============  ===========   ==========


Roaming Expense

Roaming expense decreased for the quarter ended December 31, 2003 compared to the same quarter in the previous year as a result of the decrease in the reciprocal roaming rate charged among Sprint and its network partners. Cost of roaming of 96% and 95% was attributable to Sprint and its network partners for the quarters ended December 31, 2003 and 2002, respectively.

Network Operating Costs

Network operating costs increased for the quarter ended December 31, 2003 compared to the same quarter in the previous year as a result of higher property taxes and increased subscriber usage including long distance service, partially offset by decreased interconnect charges.

Bad Debt Expense

Bad debt expense decreased for the quarter ended December 31, 2003 compared to the same quarter in the previous year. We believe the improvements in the credit quality and payment profile of our subscriber base since we re-imposed deposits for sub-prime credit subscribers in early 2002 and the subsequent increases in February 2003 have resulted in significant improvements in accounts receivable write-off experience, increased collections, and the associated decrease in bad debt expense for the quarter.

Wireless Handset Subsidies

Despite an increase in the number of subscribers making handset upgrade purchases, wireless handset subsidies on existing subscriber upgrades through national third-party retailers decreased for the quarter ended December 31, 2003 compared to the same quarter in the previous year as a result of reduced per subscriber subsidies paid to national third-party retailers. The reduction in subsidies paid to national third-party retailers for upgrades decreased as the amounts of rebates and promotions offered directly to our customers through our national third party channels increased.

Other Cost of Service

Other cost of service decreased for the quarter ended December 31, 2003 compared to the same quarter in the previous year. The decrease was attributable to lower customer service costs, a $2.6 million customer service settlement credit from Sprint for calendar year 2003 and a $1.2 million special settlement resulting from Sprint's decision to discontinue their billing system conversion.

Cost of Equipment, Interest and Other Operating Expenses

                                                                            For the Quarters Ended December 31,
                                                              ----------------------------------------------------------
                                                                  2003             2002       (Decrease)    (Decrease) %
                                                              --------------  -------------  ------------  -------------
                                                                          (Dollars in thousands)

Cost of equipment                                                $ 6,586        $ 6,847        $ (261)        (3.8%)
Selling and marketing expense                                     14,125         16,797        (2,672)       (15.9%)
General and administrative expense                                 6,407          4,077         2,330         57.1%
Non-cash stock compensation expense                                  106            176           (70)       (39.8%)
Depreciation and amortization of property and equipment           11,767         11,619           148          1.3%
Loss (gain) on disposal of property
   and equipment                                                      (2)           198           200        101.0%
Interest income                                                      157              -           157         N/M
Interest expense                                                  11,316         10,194         1,122         11.0%



Cost of Equipment

We purchase handsets and accessories to resell to our subscribers for use in connection with our services. To remain competitive in the marketplace, we subsidize the price of the handset sales; therefore the cost of handsets is higher than the retail price to the subscriber. Cost of equipment decreased for the quarter ended December 31, 2003 compared to the same quarter in the previous year primarily as a result of decreased subscriber gross additions, partially offset by increased retail upgrade sales for handsets to existing subscribers.

Selling and Marketing Expense

Selling and marketing expense includes retail store costs such as salaries and rent, promotion, advertising and commission costs, and handset subsidies on units sold by national third-party retailers, the Company's business sales channel and Sprint sales channels for which the Company does not record revenue. Under the Company's agreements with Sprint, when a national retailer or other Sprint distribution channel sells a handset purchased from Sprint to a subscriber from the Company's territory, the Company is obligated to reimburse Sprint for the handset subsidy and related selling costs that Sprint originally incurred. Selling and marketing expenses decreased for the quarter ended December 31, 2003 compared to the same period in 2002 reflecting the effect of reduced subscriber gross additions, reduced advertising and promotion expense and staff reductions and store closings implemented in fiscal 2003, partially offset by increased expenses of approximately $1.1 million for handset upgrade costs through our national third party channels.

General and Administrative Expense

General and administrative expense increased for the quarter ended December 31, 2003 compared to the same period in 2002 primarily reflecting increased spending for costs associated with the proposed Recapitalization Plan of $2.3 million.

Depreciation and Amortization of Property and Equipment

The Company capitalizes network development costs incurred to ready its network for use and costs incurred to build-out its retail stores and office space. Depreciation of these costs begins when the equipment is ready for its intended use and is amortized over the estimated useful life of the asset. Depreciation expense increased slightly for the quarter ended December 31, 2003 compared to the same quarter of the previous year primarily as a result of additional network assets placed in service in the later part of fiscal year 2003. The Company purchased $1.6 million of property and equipment in the quarter ended December 31, 2003, which included approximately $0.03 million of capitalized interest, compared to property and equipment purchases of $5.6 million and capitalized interest of $0.1 million in the quarter ended December 31, 2002.

Interest Expense

Interest expense increased for the quarter ended December 31, 2003 compared to the same quarter of the previous year as a result of increased borrowings under the credit facility and amortization of the discount on the Old Notes, partially offset by a decline in interest rates on the credit facility. The Company had outstanding credit facility borrowings of $151.0 million at a weighted average interest rate of 4.99% at December 31, 2003, compared to $141.0 million at a weighted average interest rate of 5.5% at December 31, 2002.

Income Tax

No income tax expense was realized for the quarters ended December 31, 2003 and 2002.

Loss from Continuing Operations

For the quarter ended December 31, 2003, loss from continuing operations improved to $11.1 million compared to $19.4 million for the same quarter of the previous year. The improvement is the result of lower cost of service and selling and marketing expense, offset by increased spending associated with the proposed Recapitalization Plan of $2.3 million.

Income (Loss) from Discontinued Operations

Discontinued operations is comprised of a $184.1 non-monetary gain from the elimination of the investment in iPCS for the quarter ended December 31, 2003 and a loss from iPCS of $28.3 million during the quarter ended December 31, 2002.

Net Income (Loss)

For the quarter ended December 31, 2003, net income of $173.0 million included a non-monetary gain of $184.1 million related to the disposal of discontinued operations of iPCS and a $11.1 million loss from continuing operations. For the quarter ended December 31, 2002, net loss of $47.7 million included a $19.4 million loss from continuing operations and a loss of $28.3 million from discontinued operations.

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


Terms such as subscriber net additions, average revenue per user ("ARPU"), churn, and cost per gross addition ("CPGA") are important operating metrics used in the wireless telecommunications industry. These metrics are important to compare us to other wireless service providers. ARPU and CPGA also assist management in budgeting and CPGA also assists management in quantifying the incremental costs to acquire a new subscriber. Except for churn and net subscriber additions, we have included a reconciliation of these metrics to the most directly comparable GAAP financial measure. Churn and subscriber net additions are operating statistics with no comparable GAAP financial measure. ARPU and CPGA are supplements to GAAP financial information and should not be considered an alternative to, or more meaningful than, revenues, expenses, loss from continuing operations, or net income (loss) as determined in accordance with GAAP.

Earnings before interest, taxes, depreciation and amortization, or "EBITDA," is a performance metric we use and which is used by other companies. Management believes that EBITDA is a useful adjunct to loss from continuing operations and other measurements under GAAP because it is a meaningful measure of a company's performance, as interest, taxes, depreciation and amortization can vary significantly between companies due in part to differences in accounting policies, tax strategies, levels of indebtedness, capital purchasing practices and interest rates. EBITDA also assists management in evaluating operating performance and is sometimes used to evaluate performance for executive compensation. We have included below a presentation of the GAAP financial measure most directly comparable to EBITDA, which is loss from continuing operations, as well as a reconciliation of EBITDA to loss from continuing operations. We have also provided a reconciliation to net cash provided by (used in) operating activities as supplemental information. EBITDA is a supplement to GAAP financial information and should not be considered an alternative to, or more meaningful than, net income (loss), loss from continuing operations, cash flow or operating income (loss) as determined in accordance with GAAP. EBITDA has distinct limitations as compared to GAAP information such as net income
(loss), loss from continuing operations, cash flow or operating income (loss). By excluding interest and income taxes for example, it may not be apparent that both represent a reduction in cash available to the Company. Likewise, depreciation and amortization, while non-cash items, represent generally the decreases in the value of assets that produce revenue for the Company.

ARPU, churn, CPGA, and EBITDA as used by the Company may not be comparable to a similarly titled measure of another company.

The following terms used in this report have the following meanings:

o "ARPU" summarizes the average monthly service revenue per user, excluding roaming revenue. The Company excludes roaming revenue from its ARPU calculation because this revenue is generated from customers of Sprint and other carriers that use our network and not directly from our subscribers. ARPU is computed by dividing average monthly service revenue for the period by the average subscribers for the period.

o "Churn" is the average monthly rate of subscriber turnover that both voluntarily and involuntarily discontinued service during the period, expressed as a percentage of the average subscribers for the period. Churn is computed by dividing the number of subscribers that discontinued service during the period, net of 30-day returns, by the average subscribers for the period.

o "CPGA" summarizes the average cost to acquire new subscribers during the period. CPGA is computed by adding the income statement components of selling and marketing expense (including commissions), cost of equipment and activation costs (which are included as a component of cost of service and roaming) and reducing that amount by the equipment revenue recorded. That net amount is then divided by the total new subscribers acquired during the period.

o    "EBITDA"  means  earnings  before   interest,   taxes,   depreciation   and
     amortization.

The tables, which follow present and reconcile non-GAAP financial measures and key operating metrics for the Company for the quarters ended December 31, 2003 and 2002.

The table below sets forth key operating metrics for the Company for the quarters ended December 31, 2003 and 2002 (dollars in thousands, except unit and per unit data):

                                            For the Quarters Ended December 31,
                                    -------------------------------------------------------
                                                                   Increase      Increase
                                       2003           2002        (Decrease)$   (Decrease) %
                                    ----------   -------------   ------------   -------------

Total subscribers, end of period     359,898        352,809         7,089          2.0%
Subscriber gross additions            35,601         55,621       (20,020)       (36.0%)
Subscriber net additions                 438         13,670       (13,232)       (96.8%)
ARPU                                $  57.62        $ 57.74       $ (0.12)        (0.2%)
Churn                                   3.10%          3.43%        (0.33%)        N/M
CPGA                                $    508        $   375       $   133         35.6%
EBITDA                              $ 11,816        $ 2,386       $ 9,430        395.2%


The reconciliation of ARPU to service revenue, as determined in accordance with GAAP, is as follows (dollars in thousands, except per unit data):

                                     For the Quarters Ended December 31,
                                 ----------------------------------------------
                                                          Increase    Increase
                                    2003        2002     (Decrease)$ (Decrease)%
                                 ---------   ---------   -----------  ---------

Average Revenue Per User (ARPU):
Service revenue                   $ 62,173     $ 59,933     $ 2,240      3.7%
Average subscribers                359,679      345,974      13,705      4.0%
ARPU                              $  57.62     $  57.74     $ (0.12)    (0.2%)



The reconciliation of CPGA to selling and marketing expense, as determined in accordance with GAAP, is calculated as follows (dollars in thousands, except per unit data):

                                      For the Quarters Ended December 31,
                               -------------------------------------------------
                                                         Increase     Increase
                                   2003        2002    (Decrease)$  (Decrease)%
                               -----------  ----------  ----------  ----------

Cost Per Gross Addition (CPGA):
Selling and marketing expense    $ 14,125   $ 16,797     $ (2,672)    (15.9%)
Plus: activation costs                221        214            7       3.3%
Plus: cost of equipment             6,586      6,847         (261)     (3.8%)
Less: equipment revenue            (2,847)    (3,022)         175       5.8%
                                ---------  ---------    ---------  ---------
Total acquisition costs          $ 18,085   $ 20,836     $ (2,751)    (13.2%)
                                =========  =========   ==========  =========
Gross additions                    35,601     55,621      (20,020)    (36.0%)
CPGA                                $ 508      $ 375        $ 133      35.6%


The reconciliation of EBITDA to our reported loss from continued operations, as determined in accordance with GAAP, is as follows (dollars in thousands):


                                      For the Quarters Ended December 31,
                                 -----------------------------------------------
                                                          Increase    Increase
                                     2003       2002     (Decrease)$ (Decrease)%
                                  ----------  ---------- ----------  -----------

Loss from continuing operations   $ (11,110)  $ (19,427)  $ 8,317       42.8%
Depreciation and amortization of
  property and equipment             11,767      11,619       148        1.3%
Interest income                        (157)          -      (157)       N/M
Interest expense                     11,316      10,194     1,122       11.0%
                                 ----------- ----------- ---------  ----------
EBITDA                            $  11,816   $   2,386   $ 9,430      395.2%
                                 =========== =========== =========  ==========


The reconciliation of EBITDA to net cash provided by (used in) operating activities, as determined in accordance with GAAP, is as follows (dollars in thousands):

                                       For the Quarters Ended December 31,
                                  ----------------------------------------------
                                                         Increase     Increase
                                     2003       2002    (Decrease)$ (Decreasee)%
                                  ----------  --------- -----------  -----------

Net cash provided by (used in)
   operating activities             $ 8,261   $ (2,811)  $ 11,072     393.9%
Change in operating assets
   and liabilities                    2,360      5,835     (3,475)    (59.6%)
Interest income                        (157)         -       (157)      N/M
Interest expense                     11,316     10,194      1,122      11.0%
Accretion of interest                (9,150)    (7,970)    (1,180)    (14.8%)
Provision for doubtful accounts        (405)    (2,186)     1,781      81.5%
Other                                  (409)      (676)       267      39.5%
                                  ----------  ---------  ---------  ---------
EBITDA                             $ 11,816    $ 2,386    $ 9,430     395.2%
                                  ==========  =========  =========  =========


Subscriber Gross Additions

Subscriber gross additions decreased for the quarter ended December 31, 2003 compared to the same quarter in 2002. This decrease is due to the re-institution of and increase in the deposit for sub-prime credit customers, the loss of distribution from closing retail stores, and Sprint's loss of certain national third-party distribution channels.

Subscriber Net Additions

Subscriber net additions decreased for the quarter ended December 31, 2003, compared to the same quarter in 2002. This decrease is due to the reduction in subscriber gross additions.

Average Revenue Per User

ARPU remained unchanged for the quarter ended December 31, 2003 compared to the same quarter for 2002 primarily as a result of an increase in customer monthly recurring charges, offset by a reduction in revenue from customers using minutes in excess of their subscriber usage plans.

Churn

Churn decreased for the quarter ended December 31, 2003, compared to the same quarter for 2002. The Company has focused on improving the credit quality of the subscriber base. In February 2003, management increased the deposit requirements for sub-prime credit customers who begin service with the company to $250 in an effort to reduce churn and improve the percentage of prime credit customers in the Company's customer base. We believe these and other factors may have influenced the reduction in churn for the quarter ended December 31, 2003 compared to the same period in 2002.

Cost per Gross Addition

CPGA increased for the quarter ended December 31, 2003 compared to the same quarter in 2002. The increase reflects increased costs for marketing, selling, advertising, handset sales incentives, handset upgrade costs through our retail and national third party channels and rebates that were spread over a lower number of gross additions.

EBITDA

EBITDA for the quarter ended December 31, 2003 increased from the same period in 2002. This increase is a result of a slight increase in revenues and an overall decrease in spending, particularly in cost of services and selling and marketing.

Liquidity and Capital Resources

As of December 31, 2003, the Company had $60.0 million in cash and cash equivalents compared to $54.1 million in cash and cash equivalents at September 30, 2003. The Company's working capital for December 31, 2003 was $12.1 million, compared to working capital of $12.5 million at September 30, 2003. The improved cash position of $6.0 million is attributable to the following (dollars in thousands):

                                          For the Quarter Ended
                                               December 31,
                                                   2003
                                          -----------------------
Operating Activities
Cash received from Sprint                  $              64,908
Cash paid to Sprint                                      (18,425)
Cash paid to vendors and employees                       (35,776)
Credit facility interest payments                         (2,446)
                                          -----------------------
                                                           8,261
                                          -----------------------
Investing Activities
                                          -----------------------
Capital expenditures                                      (1,599)
                                          -----------------------

Financing Activities
Credit facility principal payments                          (506)
Other financing costs                                       (191)
                                          -----------------------
                                                            (697)
                                          -----------------------
Increase in cash and cash equivalents       $              5,965
                                          =======================

                                                        For the Quarters Ended December 31,
                                                 -----------------------------------------------
                                                                        Increase    Increase
                                                    2003       2002    (Decrease)$ (Decrease)%
                                                  -------    -------   -------------------------

                                                      (Dollars in thousands)

Cash provided by (used in) operating activities   $ 8,261   $ (2,811)  $  11,072     393.9%
Cash used in investing activities                  (1,599)    (5,626)      4,027      71.6%
Cash provided by (used in) financing activities      (697)     4,494      (5,191)   (115.5%)
                                                 ---------  ---------    --------  ---------

Net increase (decrease)                           $ 5,965   $ (3,943)  $  (9,908)    251.3%
                                                 =========  ========    ==========  =========



Net Cash Provided By (Used In) Operating Activities

The $8.3 million of cash provided by operating activities for the quarter ended December 31, 2003 was the result of the Company's $173.0 million net income offset by non-cash items including gain on discontinued operations, depreciation, amortization of note discounts, financing costs, provision for doubtful accounts, non-cash stock compensation and loss (gain) on disposal of property and equipment totaling $162.4 million. These non-cash items were partially offset by working capital changes of $2.4 million. The working capital changes were primarily impacted by an increase in prepaid expenses and a decrease in accounts payable and accrued expenses, offset by a decrease in accounts receivable and increase in payables due to Sprint. The $2.8 million of cash used in operating activities for the quarter ended December 31, 2002 was the result of the Company's $47.7 million net loss offset by $50.7 million of loss on discontinued operations, depreciation, amortization of note discounts, financing costs, provision for doubtful accounts and non-cash stock option compensation, loss (gain) on disposal of property and equipment that was partially offset by negative net cash working capital changes of $5.8 million.

Net Cash Used in Investing Activities

The $1.6 million of cash used in investing activities for the quarter ended December 31, 2003 represents purchases of property and equipment. Purchases of property and equipment for the quarter ended December 31, 2003 related to expansion of switch capacity and expansion of service coverage. For the quarter ended December 31, 2002, cash used in investing activities was $5.6 million for purchases of property and equipment.

Net Cash Provided by (used in) Financing Activities

The $0.7 million in cash used in financing activities during the quarter ended December 31, 2003, consisted of $0.5 for a principal payment associated with the credit facility offset by $0.2 in fees capitalized in association with amending the credit facility. The $4.5 million of cash provided by financing activities during the quarter ended December 31, 2002 consisted of $5.0 million borrowed under the credit facility, offset by $0.5 million for principal payments associated with the credit facility.

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

As shown in the consolidated financial statements, the Company has generated significant net losses since inception and has an accumulated deficit of $1.1 billion and stockholders' deficit of $203.9 million at December 31, 2003. For the quarter ended December 31, 2003, the Company's loss from continuing operations amounted to $11.1 million. In addition to its capital needs to fund operating losses, the Company has invested large amounts to build-out its networks and for other capital assets. Since inception, the Company has invested $303.6 million to purchase property and equipment. While much of the Company's network is now complete, and capital expenditures are expected to be lower than in prior years, such expenditures will continue to be necessary. As of December 31, 2003, the Company had working capital of $14.7 million and cash and cash equivalents of $60.0 million, and no remaining availability under its credit facility. As a result, the Company is completely dependent on available cash and operating cash flow to pay debt service and meet its other capital needs. If such sources are not sufficient, alternative funding sources may not be available.

Due to the factors described in the Company's Annual Report for the fiscal year ended September 30, 2003, management made changes to the assumptions underlying its long-range business plan. These factors include slower subscriber growth, increased competition and churn and our dependence on Sprint and Sprint's changes to various programs and fees. These factors led the Company to revise its business strategy and take actions to cut costs. These actions included the following:

o Restructuring the Company's organization and eliminating more than 150 positions;

o    Reducing capital expenditures;

o    Reducing spending for sales and marketing activities; and

o Reducing per minute network operating costs by more closely managing connectivity costs.

These actions improved operating cash flow, however, under the current business plan, our compliance with the financial covenants under our credit facility was not assured and the Company's ability to generate sufficient cash flow to meet its financial covenants and payment obligations in 2005 and beyond was substantially uncertain. There was substantial risk that under its current business plan, the Company would not have sufficient liquidity to meet its cash interest obligations under the Old Notes in 2006. As a result, the Company proposed the Recapitalization Plan. In light of these circumstances and the possibility of the Prepackaged Plan, in connection with their audit of our 2003 financial statements, KPMG LLP, the Company's independent auditors, included an explanatory paragraph for "going concern" in their audit opinion. Such explanatory paragraph would have resulted in a default under our credit facility; however, the Company obtained an amendment of its credit facility to permit this explanatory paragraph and prevent a default.

The completion of the Recapitalization Plan will improve the Company's capital structure and reduce the required payments under the Company's Old Notes and we believe we will have sufficient cash and cash equivalents and cash flow from operations to satisfy the Company's liquidity needs for at least the next twelve months.

Upon completing the Recapitalization Plan, the existing credit facility will remain in place with a final maturity in 2008. The 13.5% Old Notes tendered and maturing in 2009 will be replaced by the 9 3/8% New Notes maturing in 2009. The principal amount at maturity of the Old Notes is expected to decrease by $140 million and annual cash interest payments are expected to decrease by $25.5 million per year after 2004. As a result, after 2004, the financial restructuring would provide cumulative cash savings of $255 million through 2009.

Since our inception in 1998, we have generated significant tax net operating losses, ("NOLs"). We expect to use these NOLs to offset the cancellation of indebtedness income that we will realize as a result of the Recapitalization Plan. However, if we were to experience an ownership change for tax purposes prior to our completion of the Recapitalization Plan, such ownership change would severely restrict our use of the NOLs to offset the cancellation of indebtedness ("COD") income. As a result, we could have insufficient NOLs to fully offset our realization of COD income upon completion of the Recapitalization Plan and, therefore, could be subject to material federal income taxes. Because we will not know if we have experienced an ownership change for tax purposes until our 5% stockholders file their Schedules 13D or 13G, we cannot assure you that we will not be subject to tax on the COD income. If we are required to pay tax on significant COD income, we may not have sufficient funds to pay the tax or meet our other obligations. As of the date of this report, and based on information available to us, we estimate that we have experienced a 40% change in ownership.

Over time, Sprint has increased fees charged to the Company and other network partners and has added fees that were not anticipated when the agreements with Sprint were entered into. Sprint also sought to collect money from us that we believe is not authorized under the agreements. In addition, Sprint has also imposed additional programs, requirements and conditions that have adversely affected our financial performance. If these increases, additional charges and changes continue, our operating results, liquidity and capital resources could be adversely affected. As of December 31, 2003, we have disputed approximately $9.2 million in invoices for such increases and additional charges, but those issues have not been resolved. While we believe that we have adequately reserved for these disputed amounts, if they are resolved in favor of Sprint and against the Company, the payment of this amount of money could adversely affect our liquidity and capital resources. The resolution of all disputes in favor of Sprint and payment of disputed amounts will reduce our cash position by approximately $9.2 million.


Capital Resources

As of December 31, 2003, the Company had $60.0 million of cash and cash equivalents. During the quarter ended September 30, 2003, the Company drew the final $9.0 million of availability on the credit facility, leaving no further borrowing available under the credit facility.

Contractual Obligations

The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to the credit facility, the Old Notes, capital leases and non-cancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Expected future minimum contractual cash obligations for the next five years and in the aggregate at September 30, 2003, are as follows (dollars in thousands):

                                                       Payments Due By Period for Years Ending September 30,
                                        --------------------------------------------------------------------------------------

                                            Total      2004        2005         2006       2007         2008      Thereafter
                                        -----------  ----------  ----------  ----------- ----------  ----------- -------------

Credit facility, principal (1)           $ 151,475    $ 17,775    $ 23,700     $ 30,107   $ 39,893     $ 40,000     $       -
Credit facility, interest (2)               24,696       7,991       6,756        5,327      3,430        1,192             -
Old Notes, principal                       300,000           -           -            -          -            -       300,000
Old Notes, interest (3)                    202,500           -      40,500       40,500     40,500       40,500        40,500
Operating leases (4)                        60,262      18,899      14,396        9,485      6,632        5,159         5,691
                                        -----------  ----------  ----------  ----------- ----------  ----------- -------------

                                         $ 738,933    $ 44,665    $ 85,352     $ 85,419   $ 90,455     $ 86,851     $ 346,191
                                        ===========  ==========  ==========  =========== ==========  =========== =============

(1) Total repayments are based upon borrowings outstanding as of September 30, 2003.

(2) Interest rate is assumed to be 5.5%. As of December 31, 2003, the weighted-average interest rate on the credit facility was 4.99%.

(3)  Interest  rate on Old Notes is 13.5% with  payments  starting in 2005.

(4) Operating leases do not include payments due under renewals to the original lease term.

On August 16, 1999, the Company entered into a $153.5 million senior credit facility. The credit facility provides for (i) a $13.5 million senior secured term loan ("Tranche I Term Loan") which matures on June 6, 2007 and (ii) a $140.0 million senior secured term loan ("Tranche II Term Loan") which matures on September 30, 2008. Mandatory quarterly payments of principal began as of December 31, 2002 for the Tranche I Term Loan. Mandatory quarterly payments of principal begin March 31, 2004 for the Tranche II Term Loan payments initially in the amount of $5.3 million or 3.75% of the loan balance outstanding and increasing thereafter. No amounts remain available for borrowing under the credit facility. The credit facility is secured by all the assets of the Company and its restricted subsidiaries. The interest rate for the credit facility is determined on a margin above either the prime lending rate in the United States or the London Interbank Offer Rate.

The credit facility contains ongoing financial covenants, including reaching covered population targets, maximum annual spending on capital expenditures, attaining minimum subscriber revenues, and maintaining certain leverage and other ratios such as debt to total capitalization, debt to EBITDA (as defined in credit facility agreement, "Bank EBITDA") and Bank EBITDA to fixed charges. The credit facility restricts the ability of the Company and its restricted subsidiaries to: create liens; incur indebtedness; make certain payments, including payments of dividends and distributions in respect of capital stock; consolidate, merge and sell assets; engage in certain transactions with affiliates; and fundamentally change its business. As of December 31, 2003, the Company was in compliance in all material respects with covenants contained in the credit facility.

In contemplation of the restructuring, the Company entered into an amendment to the credit facility on November 30, 2003. Certain changes are effective for periods ended December 31, 2003 and are used in determining compliance with financial covenants for periods ended December 31, 2003 and thereafter. These changes include (i) changes to the definition of Bank EBITDA to provide that, among other things, in determining Bank EBITDA, certain additional items will be added back to our consolidated net income or loss (to the extent deducted in determining such income or loss), including any charges incurred in connection with the restructuring, up to $2.0 million per year to pursue claims against, or dispute claims by, Sprint; up to $5.0 million in start-up costs in connection with any outsourcing billing and customer care services, and (ii) calculating the ratio of total debt to Bank EBITDA and senior secured debt to Bank EBITDA based on the four most recent fiscal quarters, rather than the last two quarters annualized and (iii) deleting the minimum subscriber covenant. In addition, the amendment provides for a waiver, effective September 30, 2003, of the requirement that the Company obtain an opinion from its independent auditors with respect to the financial statements for the year ended September 30, 2003 that does not contain a going concern or other similar qualification.

The effectiveness of other changes made by the amendment is conditioned on, among other things, at least 90% of the face value of the Old Notes having been exchanged in the restructuring. These changes include: (i) revising the threshold requirements for minimum revenues and most of the ratios that we are required to maintain; (ii) providing the ability to incur certain other limited indebtedness and related liens; make certain investments and form subsidiaries under limited circumstances that are not subject to certain restrictive covenants contained in the credit facility or required to guarantee the credit facility and (iii) permitting us to repurchase, at a discount, the Old Notes or the New Notes from our cash on hand in an aggregate amount not to exceed $25 million in value of those notes, provided that we at the same time incur an equal amount of permitted subordinated indebtedness.

The amendment will not affect any of the other provisions of the credit facility, including those which restrict the Company's ability to merge, consolidate or sell substantially all of its assets. In connection with the amendment, the Company has agreed to prepay $10.0 million in principal under the credit facility, which will be credited against principal payments otherwise due in fiscal years 2004 and 2005 in the amount of $7.5 million and $2.5 million, respectively. The amendment will not otherwise affect the Company's obligation to pay interest, premium, if any, or any other of the principal on the credit facility, when due.

In connection with the consummation of the Company's Recapitalization Plan on February 20, 2004, the Company expects to issue approximately $159.4 million in aggregate principal amount of new senior subordinated secured notes that mature on September 1, 2009. The New Notes will bear interest at the rate of 9 3/8% per year, accruing from January 1, 2004, which is payable each January 1 and July 1, beginning on July 1, 2004. The Company may redeem some or all of the New Notes at any time on or after January 1, 2006 at specified redemption prices.

The New Notes will be subordinated to up to $175.0 million of the Company's senior debt under its credit facility and will be fully and unconditionally guaranteed on a senior subordinated basis by the Company's subsidiaries that guarantee the Company's obligations under the credit facility. In addition, the New Notes will be secured by a second-priority lien, subject to certain exceptions and permitted liens, on all the collateral that secures the Company's and its guarantor subsidiaries' obligations under the Company's credit facility. If the Company undergoes a change of control (as defined in the indenture that will govern the New Notes), then it must make an offer to repurchase the New Notes at 101% of the principal amount of the notes then outstanding.

The New Notes will contain covenants, subject to certain exceptions, that prohibit the Company's ability to, among other things, incur more debt; create liens; repurchase stock and make certain investments; pay dividends, make loans or transfer property or assets; enter into sale and leaseback transactions, transfer or dispose of substantially all of the Company's assets; or engage in transactions with affiliates. Some exceptions to the restrictions on the Company's ability to incur more debt include: up to $175 million of indebtedness under the Company's credit facility; up to $5 million of capital lease obligations; and up to $50 million of additional general indebtedness.

The Company has no off-balance  sheet  arrangements and has not entered into any
transactions  involving   unconsolidated,   limited  purpose  variable  interest
entities or commodity contracts.

Debt restructuring costs were $3.0 million for the quarter ended September 30, 2003 and $2.3 million for the quarter ended December 31, 2003. Remaining costs to complete the restructuring are estimated to be approximately $5.8 million.

As of December 31, 2003, two major credit rating agencies rate the Company's unsecured debt. The ratings were as follows:

  Type of facility                                S&P           Moody's
  ----------------                                ---           -------
  Old Notes                                        C              Caa2

On September 25, 2003, S&P announced that upon completion of the restructuring it would lower the Company's corporate rating to "SD" and lower the Company's subordinated debt rating to "D." On October 15, 2003, Moody's announced that it placed the Company's subordinated debt on review for a possible rating upgrade to B3.

Related Party Transactions

Transactions with Sprint.

See Note 3 to the consolidated financial statements for a description of transactions with Sprint.


Item 3.    Quantitative And Qualitative Disclosure About Market Risk

In the normal course of business, the Company's operations are exposed to interest rate risk on its credit facilities and any future financing requirements. The Company's fixed rate debt consists primarily of the accreted carrying value of the Old Notes ($262.1 million at December 31, 2003). The Company's variable rate debt consists of borrowings made under the credit facility ($151.0 million outstanding at December 31, 2003). As of December 31, 2003, the weighted average interest rate under the credit facility was 4.99%. Our primary interest rate risk exposures relate to (i) the interest rate on long-term borrowings; (ii) our ability to refinance the Old Notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

The following table presents the estimated future balances of outstanding long-term debt projected at the end of each period and future required annual principal payments for each period then ended associated with the Old Notes and credit facility based on projected levels of long-term indebtedness (dollars in thousands):

                                                          Years Ending September 30,
                         -----------------------------------------------------------------------------------------

                              2004            2005           2006             2007            2008        Thereafter
                         -----------     -------------  --------------    -------------   -------------- --------------

Old Notes                   $ 297,191      $ 297,289       $ 297,587      $ 298,115       $ 298,906       $      -
Fixed interest rate              13.5%          13.5%           13.5%          13.5%           13.5%           13.5%
Principal payments          $       -      $       -       $       -      $       -       $       -       $ 300,000

Credit facility             $ 133,700      $ 110,000       $  79,893      $  40,000       $       -       $       -
Variable interest rate (1)        5.5%           5.5%            5.5%           5.5%            5.5%
Principal payments          $  17,775      $  23,700       $  30,107      $  39,893       $  40,000       $       -

(1)  The  interest  rate on the credit  facility  equals  the  London  Interbank
     Offered Rate ("LIBOR") +3.75%. LIBOR is assumed to equal 1.75% for all periods presented, which is the LIBOR rate as of December 31, 2003. A 1% increase (decrease) in the variable interest rate would result in a $0.8 million increase (decrease) in the related interest expense on an average annual basis (based upon borrowings outstanding as of December 31, 2003).


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

As of the end of the period covered by this report, December 31, 2003 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Under our agreements with Sprint, Sprint provides us with billing, collections, customer care and other back office services. As a result, approximately 95% of our revenues are paid through Sprint. In addition, approximately 64% of cost of service and roaming in our consolidated financial statements relate to charges by or through Sprint for its affiliation fee, charges for services provided under our agreements with Sprint such as billing, collections and customer care, roaming expense, long-distance, and pass-through and other fees and expenses. Under our agreements, Sprint is responsible to keep and maintain books and records to support and document any fees, costs or other charges due in connection with the agreements and to provide a monthly true-up report of amounts required to be remitted to the Company with respect to collected revenues. Due to this relationship, the Company necessarily relies on Sprint to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivable, which underlie a substantial portion of our periodic financial statements and other financial disclosures. Nevertheless, the Company continues to dedicate significant Company resources to ensure its disclosure controls and procedures, as integrated with Sprint, are effective.

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


Our Disclosure Controls and Procedures - Fiscal 2003 and 2004

Although we concluded that our disclosure controls and procedures were effective at the end of fiscal 2002 and in each interim period of fiscal 2003 and 2004, we recognized that further improvements were necessary to better address information provided by Sprint. Beginning in fiscal 2003, we focused additional resources on reviewing and analyzing information provided by Sprint and worked with Sprint to identify other information and reports that would assist us with this review and analysis, particularly as it relates to accounts receivable and the application of cash.

During the fiscal years 2003 and 2004, in order to more timely and better monitor, verify and analyze information provided by Sprint, we took the following actions to further enhance our disclosure controls and procedures. While we believe that, in the aggregate, these actions improved our overall internal controls, we do not believe that any individual action was a material change to our internal controls.

o During the fiscal year ended 2003, we reconciled accounts receivable aging reports from Sprint to our general ledger on a quarterly basis. During the quarter ended December 31, 2003, we reconciled the accounts receivable aging reports from Sprint to our general ledger on a monthly basis.

o In January, 2003, the Company engaged a consultant with telecommunications settlement experience to develop a plan for a Sprint settlements department, to analyze and interface with Sprint to resolve financial disputes with Sprint, to review the method of calculating the revenue profile and to review the Sprint settlements processes and facilitate the transition of Sprint settlements and review processes from the accounting department in Geneseo, Illinois to the new settlements department in Atlanta, Georgia. In May 2003, we internally staffed and broadened the role of the settlements department. The department has two full-time employees (hired in May and August 2003) and one contract person (hired in June
     2003). The manager of the settlements group serves as the primary interface with Sprint regarding all issues related to the Sprint settlements process. The settlements group reviews and analyzes financial data provided by Sprint, including the components of the revenue profile that Sprint uses to determine the amount of collected revenues paid to us. The settlements group assists us in verifying amounts charged by Sprint as well as revenues and other amounts settled with Sprint.

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

o We obtained for the first time from Sprint an account level detail of subscriber accounts receivable as of September 30, 2003. In September 2003, we requested this detail on at least a quarterly basis in the future. Sprint provided this same level of detail at December 31, 2003.

o In September 2003, Sprint agreed to provide semi-annual SAS 70 reports beginning in 2004.

o In September 2003, Sprint informed us that it will request SAS 70 reports from key service providers, including the third-party provider of its billing systems and services. In January 2004, we received an unqualified Type II SAS 70 report from Sprint's third-party provider of its billing system that covered the period from January to October 31, 2003.

Although we refined and improved our internal controls in 2002, we and our independent auditors believe that a reportable condition (as defined above) in internal controls relating to accounts receivable continued during fiscal year 2003 because most of the procedures described above were not in place until the end of the fiscal year. As a result of the improved processes and procedures described above, the Company believes no reportable condition in internal controls existed by the end of the fiscal year, September 30, 2003 but our independent auditors have not made that finding.

Because the procedures outlined under "Our Disclosure Controls and Procedures - Fiscal 2002" continued during Fiscal 2003 and 2004, we believe our disclosure controls and procedures were effective throughout Fiscal 2003 and 2004, including as of December 31, 2003.

In order to avoid a reportable condition in the future, the Company will need to continue the processes described above and continue to obtain or perform the following:

o Obtain from Sprint access to a detailed listing of subscriber receivables at the account level on a quarterly basis and validate its integrity. Sprint provided this same level of detail at September 30, 2003 and December 31, 2003 and the Company validated the report's integrity.

o Perform a full reconciliation of the subscriber receivables detail to the general ledger balance, including a complete understanding of all reconciling items. During the quarter ended December 31, 2003, the Company performed a full reconciliation of the subscriber receivables detail on a monthly basis.

o Perform a rollforward of the accounts receivable information to be provided by Sprint and compare these amounts to our general ledger accounts. During the quarter ended December 31, 2003, the Company performed a rollforward of the accounts receivable information provided by Sprint and validated the accuracy and completeness of the Company's general ledger.

The Company will continue to monitor and evaluate the effectiveness of its improvements in controls related to information provided by Sprint and continue to improve these processes.

On January 9, 2004, we were informed by Sprint of a table mapping error related to 3G data settlements, which resulted in a $0.9 million reduction of roaming revenue. Sprint's data settlement system erroneously linked IP addresses of 3G subscribers to the wrong owners. Sprint identified the source of the problem and solicited input from the affiliates to devise a system of detective controls to ensure that this error would not go undetected beyond a single billing cycle in the future. The following procedures were put in place during January 2004, to ensure that future modifications to the table mapping are validated by Sprint and audited and verified by the affiliates on a timely basis:

o Sprint will perform a quarterly review between Sprint and the Company's Engineering and Settlement Departments to validate the 3G data assignment tables used for affiliate settlements for accuracy and completeness and

o The Company's Settlement and Engineering Departments have added a process to validate the accuracy and completeness of its 3G data IP address assignments.

Standing alone, the Company does not believe that this issue raises a material change in internal controls. However, because of the Company's unique relationship with Sprint, we plan to disclose all changes in internal controls with respect to financial information provided by Sprint which involves an error in excess of $1,000,000.

In preparation  for the  requirements  imposed under Section 404 of the Sarbanes
Oxley Act of 2002, we retained an outside accounting firm to assist us in reviewing and improving our internal control processes, including the processes to verify data provided by Sprint. Beginning January 2004, the outside accounting firm we retained began reviewing our internal controls with the Company's management.

Changes in Internal Control over Financial Reporting

We refer you to information discussed above in Evaluation of Disclosure Controls and Procedures.


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

See Note 4 to the consolidated financial statements in this document.


Item 2.  Changes in Securities and Use of Proceeds

In connection with the Recapitalization Plan described elsewhere in this Report, the Company obtained consents of holders of 99.4% of the outstanding Old Notes to:

o amend the Indenture governing the Old Notes to eliminate substantially all of the restrictive covenants contained in the Old Notes Indenture, and release all collateral securing the Company's obligations under the Old Notes Indenture; and

o the waiver of any defaults and events of default under the Old Notes Indenture that may have occurred in connection with the Recapitalization Plan.

Upon settlement of the Recapitalization Plan, which the Company expects to occur on February 20, 2004, the Company will enter into a Supplemental Indenture regarding the Old Notes. Among other things, the Supplemental Indenture will delete the provisions of the Old Notes Indenture that relate to:

o    the Company's ability to incur indebtedness;

o    the Company's ability to make restricted payments;

o    the Company's ability to make permitted investments;

o    the Company's ability to issue and sell capital stock of subsidiaries;

o    the Company's ability to enter into transactions with affiliates;

o    the Company's ability to enter into sale and leaseback transactions;

o    the Company's ability to create liens;

o    the Company's ability to declare and pay dividends;

o    the Company's and its subsidiaries' business activities;

o    other payment restrictions affecting subsidiaries; and

o    most events of default.

The foregoing summary of the Supplemental Indenture is qualified in its entirety to the actual terms of the document, which the Company will file with the SEC.


Item 3.  Defaults Upon Senior Securities

None.


Item 4.  Submission of Matters to a Vote of Security Holders

On  February  12,  2004,  a special  meeting  of our  shareowners  was called to
consider  and  vote  upon  the  following   proposals  in  connection  with  the
restructuring:


----------------------------------------------------------------- --------------------- --------------------- ---------------------
                            Proposal                                   Votes FOR           Votes AGAINST          ABSTENTIONS
----------------------------------------------------------------- --------------------- --------------------- ---------------------

The  issuance of an  aggregate  of up to 56% of our common stock       15,489,917              89,282                48,268
in the restructuring transactions.
----------------------------------------------------------------- --------------------- --------------------- ---------------------

The   amendment   and   restatement   of  our   certificate   of       15,356,304             220,897                50,265
incorporation  to  implement  the  approximate  1 for 5  reverse stock split of our capital stock.
----------------------------------------------------------------- --------------------- --------------------- ---------------------

A proposed  amendment and  restatement  of our 2002 AirGate PCS,       14,799,856             531,440               296,171
Inc. Long-Term  Incentive Plan to, among other things,  increase the number of shares  reserved  and  available  for  issuance to
6,025,000  (pre-split)  shares that may be issued thereunder and to approve the  issuance of  restricted  stock units and options to certain executive officers.


In addition, shareholders were asked to accept a prepackaged plan of reorganization to effect the same transactions contemplated by the Recapitalization Plan. Holders of 2,355,192 shares of common stock voted to accept and holders of 43,641 shares of common stock voted to reject.

In connection with our Recapitalization Plan, we solicited the consents of all holders of our Old Notes to (i) amend the Old Notes indenture to eliminate substantially all of the restrictive covenants contained in the Old Notes indenture, and release all collateral securing our obligations under the Old Notes indenture and (ii) the waiver of any defaults and events of default under the Old Notes indenture that may occur in connection with the Recapitalization Plan. We received the consents of an aggregate of $298,204,000 of Old Notes (or 99.4% of Old Notes outstanding.)

We also solicited acceptances of the prepackaged plan of reorganization from holders of the Old Notes. Holders of $259,359,300 of Old Notes voted to accept and holders of $950,000 of Old Notes voted to reject.


Item 5.  Other Information

Subsequent Events

See Note 8 to the consolidated financial statements in this document.


Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

3.1  Corrected Amended and Restated Certificate of Incorporation

31.1 Rule 13a-14(a) certification of Chief Executive Officer of AirGate filed in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Rule 13a-14(a) certification of Chief Financial Officer of AirGate filed in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Section 1350 certification of Chief Executive Officer of AirGate furnished in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Section 1350 certification of Chief Financial Officer of AirGate furnished in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

The following Current Reports on Form 8-K were filed by AirGate during the quarter ended December 31, 2003:

On November 3, 2003, AirGate furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 2 - Acquisition or Disposition of Assets relating to its transfer of all of its shares of iPCS common stock into a trust organized under Delaware law. On the date of the transfer, generally accepted accounting principles require this disposition to be accounted for as a discontinued operation.

On December 19, 2003, AirGate furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 9 - Regulation FD Disclosure (also provides information required under Item 12 "Results of Operations and Financial Condition") relating to issuance of a press release regarding its financial and operating results for its fourth quarter and fiscal year ended September 30, 2003, and the filing of its Annual Report on Form 10-K/A.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.


        AIRGATE PCS, INC.

                          By:  /s/ William H. Seippel
                              ___________________________________________
                                    William H. Seippel
                                    Title: Chief Financial Officer
                                           (Duly Authorized Officer,
                                           Principal Financial
                                           and Chief Accounting Officer)

       Date:  February 17, 2004