Form 10-Q
period 2004-03-31
AIRGATE PCS INC /DE/
filed 2004-05-17
CIK 1086844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

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

     11,815,284 shares of common stock, $0.01 par value, were outstanding as of May 12, 2004.

                                AIRGATE PCS, INC.
                         FORM 10-Q FOR THE QUARTER ENDED
                                 MARCH 31, 2004

                                TABLE OF CONTENTS

PART I         FINANCIAL INFORMATION
Item 1.        Financial Statements.....................................      3
               Condensed Consolidated Balance Sheets at
                March 31, 2004 (unaudited) and September 30, 2003.......      3
               Condensed Consolidated Statements of Operations
                for the three months and six months ended
                March 31, 2004 and 2003 (unaudited).....................      4
               Condensed Consolidated Statements of Cash Flows
                for the six months ended March 31, 2004 and
                2003 (unaudited)........................................      5
               Notes to Condensed Consolidated Financial
                Statements (unaudited)..................................      6
Item 2.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................     16
Item 3.        Quantitative and Qualitative Disclosures
                About Market Risk.......................................     34
Item 4.        Controls and Procedures..................................     35
PART II        OTHER INFORMATION
Item 1.        Legal Proceedings........................................     37
Item 2.        Changes in Securities and Use of Proceeds................     37
Item 3.        Defaults Upon Senior Securities..........................     37
Item 4.        Submission of Matters to a Vote of Security Holders......     37
Item 5.        Other Information........................................     38
Item 6.        Exhibits and Reports on Form 8-K.........................     38

PART I.  FINANCIAL INFORMATION

Item 1.  -- Financial Statements

                       AIRGATE PCS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          March 31,        September 30,
                                                                             2004               2003
                                                                       ----------------  -----------------
                                                                         (unaudited)
                                                                       (Dollars in thousands, except share
                                                                              and per share amounts)
Assets
Current assets:
    Cash and cash equivalents                                                  $ 48,593           $ 54,078
    Accounts receivable, net of allowance for doubtful
      accounts of $3,861 and $4,635                                              24,477             26,994
    Receivable from Sprint                                                       11,957             15,809
    Inventories                                                                   3,469              2,132
    Prepaid expenses                                                              5,699              2,107
    Other current assets                                                            316                145
                                                                       -----------------  -----------------
      Total current assets                                                       94,511            101,265
Property and equipment, net of accumulated depreciation and
    amortization of $153,645 and $129,986                                       161,772            178,070
Financing costs                                                                   3,182              6,682
Direct subscriber activation costs                                                2,662              3,907
Other assets                                                                      1,017                992
                                                                       ----------------  -----------------
                Total assets                                                  $ 263,144          $ 290,916
                                                                       =================  =================

Liabilities and Stockholders' Deficit
Current liabilities:
    Accounts payable                                                            $ 2,247            $ 5,945
    Accrued expense                                                              13,970             12,104
    Payable to Sprint                                                            48,761             45,069
    Deferred revenue                                                              8,621              7,854
    Current maturities of long-term debt                                         17,113             17,775
                                                                       -----------------  -----------------
      Total current liabilities                                                  90,712             88,747
Deferred subscriber activation fee revenue                                        4,585              6,701
Other long-term liabilities                                                       2,148              1,841
Long-term debt, excluding current maturities                                    257,237            386,509
Investment in iPCS                                                                    -            184,115
                                                                       -----------------  -----------------
      Total liabilities                                                         354,682            667,913

Commitments and contingencies                                                         -                  -

Stockholders' deficit:
    Preferred stock, $.01 par value; 1,000,000
      shares authorized; no shares issued and
      outstanding                                                                     -                  -
    Common stock, $.01 par value; 30,000,000
      shares authorized; 11,761,951 and 5,192,238
      shares issued and outstanding at March 31, 2004
      and September 30, 2003                                                        118                 52
    Additional paid-in-capital                                                1,046,193            924,095
    Unearned stock compensation                                                     (37)              (203)
    Accumulated deficit                                                      (1,137,812)        (1,300,941)
                                                                       -----------------  -----------------
      Total stockholders' deficit                                               (91,538)          (376,997)
                                                                       -----------------  -----------------
                Total liabilities and stockholders' deficit                   $ 263,144          $ 290,916
                                                                       =================  =================

                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                Three Months Ended             Six Months Ended
                                                                      March 31,                     March 31,
                                                        ------------------------------------  ------------------------------------
                                                              2004               2003               2004               2003
                                                        -----------------  -----------------  -----------------  -----------------
                                                               (Dollars in thousands, except share and per share amounts)
Revenue:
     Service revenue                                              61,656           $ 60,163          $ 123,829          $ 120,096
     Roaming revenue                                              13,498             13,895             29,981             32,805
     Equipment revenue                                             2,882              2,691              5,729              5,713
                                                        -----------------  -----------------  -----------------  -----------------
        Total revenue                                             78,036             76,749            159,539            158,614

Operating Expense:
     Cost of service and roaming (exclusive
        of depreciation and amortization
        as shown separately below)                                39,422             40,747             81,911             92,170
     Cost of equipment                                             7,202              3,455             13,788             10,302
     Selling and marketing expense                                11,916             11,384             26,063             28,203
     General and administrative expense                            6,337              5,844             12,804             10,036
     Depreciation and amortization of
        property and equipment                                    11,892             11,625             23,659             23,244
     Loss (gain) on disposal of property
        and equipment                                                 (3)               220                 (5)               418
                                                        -----------------  -----------------  -----------------  -----------------
        Total operating expense                                   76,766             73,275            158,220            164,373
                                                        -----------------  -----------------  -----------------  -----------------
        Operating income (loss)                                    1,270              3,474              1,319             (5,759)
Interest income                                                      165                 25                322                 25
Interest expense                                                 (11,311)           (10,197)           (22,627)           (20,391)
                                                        -----------------  -----------------  -----------------  -----------------
        Loss from continuing operations
           before income tax                                      (9,876)            (6,698)           (20,986)           (26,125)
Income tax                                                             -                  -                  -                  -
                                                        -----------------  -----------------  -----------------  -----------------
        Loss from continuing operations                           (9,876)            (6,698)           (20,986)           (26,125)
Discontinued Operations:
     Loss from discontinued operations                                 -            (14,324)                 -            (42,571)
     Gain on disposal of discontinued operations
        net of $0 income tax expense                                   -                  -            184,115                  -
                                                        -----------------  -----------------  -----------------  -----------------
        Income (loss) from discontinued operations                     -            (14,324)           184,115            (42,571)
                                                        -----------------  -----------------  -----------------  -----------------
        Net income (loss)                                       $ (9,876)         $ (21,022)         $ 163,129          $ (68,696)
                                                        =================  =================  =================  =================

Basic and diluted weighted-average number
  of shares outstanding                                        8,152,162          5,185,887          6,664,131          5,175,241

Basic and diluted earnings (loss) per share:
     Loss from continuing operations                             $ (1.21)           $ (1.29)           $ (3.15)           $ (5.05)
     Income (loss) from discontinued operations                        -              (2.76)             27.63              (8.22)
                                                        -----------------  -----------------  -----------------  -----------------
        Net income (loss)                                        $ (1.21)           $ (4.05)           $ 24.48           $ (13.27)
                                                        =================  =================  =================  =================

                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                          Six Months Ended
                                                                                              March 31,
                                                                                ------------------------------------
                                                                                      2004               2003
                                                                                -----------------  -----------------
                                                                                      (Dollars in thousands)

Cash flows from operating activities:
     Net income (loss)                                                                 $ 163,129          $ (68,696)
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Gain on disposal of discontinued operations                                      (184,115)                 -
       Loss from discontinued operations                                                       -             42,571
       Depreciation and amortization of property and equipment                            23,659             23,244
       Amortization of financing costs into interest expense                                 629                605
       Provision for doubtful accounts                                                      (718)             2,155
       Interest expense associated with accretion of discounts                            14,366             15,940
       Non-cash stock compensation                                                           302                352
       Loss (gain) on disposal of property and equipment                                      (5)               418
                Changes in assets and liabilities:
                   Accounts receivable                                                     3,235                364
                   Receivable from Sprint                                                  3,852             17,362
                   Inventories                                                            (1,337)             1,974
                   Prepaid expenses, other current and non-current assets                 (2,528)            (3,021)
                   Accounts payable, accrued expenses and other
                     long-term liabilities                                                (3,654)            (6,131)
                   Payable to Sprint                                                       3,692            (12,811)
                   Deferred revenue                                                          767              1,301
                                                                                -----------------  -----------------
       Net cash provided by operating activities                                          21,274             15,627
                                                                                -----------------  -----------------

Cash flows from investing activities:
     Purchases of property and equipment                                                  (7,361)            (6,654)
                                                                                -----------------  -----------------
       Net cash used in investing activities                                              (7,361)            (6,654)
                                                                                -----------------  -----------------

Cash flows from financing activities:
     Borrowings under credit facility                                                          -              8,000
     Repayments of credit facility                                                       (13,761)            (1,012)
     Financing cost on credit facility                                                      (884)                 -
     Equity issue costs                                                                   (4,758)                 -
     Stock issued to employee stock purchase plan                                              -                 57
     Proceeds from stock option exercises                                                      5                  -
                                                                                -----------------  -----------------
       Net cash (used in) provided by financing activities                                (19,398)            7,045
                                                                                -----------------  -----------------
       Net (decrease) increase in cash and cash equivalents                                (5,485)           16,018
Cash and cash equivalents at beginning of period                                           54,078             4,887
                                                                                -----------------  -----------------
Cash and cash equivalents at end of period                                               $ 48,593          $ 20,905
                                                                                =================  =================

Supplemental disclosure of cash flow information:
     Interest paid                                                                       $ 3,777            $ 3,947
Supplemental disclosure for non-cash investing activities:
     Capitalized interest                                                                     71                158
Supplemental disclosure of non-cash financing activities for debt recapitalization:
     Net carrying value of Old Notes                                                    (264,888)                 -
     Unamortized financing cost of Old Notes                                               3,755                  -
     Issuance of New Notes                                                               159,035                  -
     Carrying value difference on New Notes                                              (24,686)                 -
     Common stock issued in exchange for Old Notes                                       126,784                  -


                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (unaudited)

(1)  Business, Basis of Presentation and Liquidity

(a)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of AirGate PCS, Inc. and subsidiaries (the "Company") are presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, these statements reflect all adjustments, including recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A, Amendment No. 2 to 10-K/A and in Form 8-K for Discontinued Operations and to reflect the 1-for-5 reverse stock split (collectively, the "Annual Report") for the fiscal year ended September 30, 2003, which are filed with the SEC and may be accessed via EDGAR on the SEC's website at http://www.sec.gov. The results of operations for the quarter and six months ended March 31, 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2004. Certain prior year amounts have been reclassified to conform to the current year's presentation. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated balance sheets and revenues and expenses during the reporting periods to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation.

AirGate PCS, Inc. and its restricted subsidiaries were created for the purpose of providing wireless Personal Communication Services ("PCS"). The Company is a network partner of Sprint with the right to market and provide Sprint PCS products and services using the Sprint brand name in a defined territory. The accompanying condensed consolidated financial statements include the accounts of AirGate PCS, Inc. and its wholly-owned restricted subsidiaries, AGW Leasing Company, Inc., AirGate Service Company, Inc. and AirGate Network Services, LLC for all periods presented.

On November 30, 2001, the Company acquired iPCS, Inc. and its subsidiaries ("iPCS") in a merger. The transaction was accounted for under the purchase method of accounting. Although iPCS's growth rates initially met or exceeded expectations, the slowdown in growth in the wireless industry, increased competition, iPCS' dependence on Sprint and the reimposition and increase of the deposit for sub-prime credit customers, all contributed to slower growth subsequent to acquisition. In addition, iPCS' slow growth was compounded because it was earlier in its life cycle when growth slowed, it had approximately one-third fewer subscribers than the Company, and it had a less complete network than the Company.

On February 23, 2003, iPCS filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Georgia for the purpose of effecting a court administered reorganization. Subsequent to February 23, 2003, the Company no longer consolidated the accounts and results of operations of iPCS, and the accounts of iPCS were recorded as an investment using the cost method of accounting.

In connection with the issuance of common stock in the Company's Recapitalization Plan (described below), the Company had an ownership change for tax purposes. In order to avoid the ownership change of iPCS that would have resulted from the Company's ownership change, on October 17, 2003, the Company irrevocably transferred all of its shares of iPCS common stock to a trust for the benefit of the Company's shareholders of record as of the date of transfer. On October 17, 2003, the iPCS investment ($184.1 million credit balance carrying amount) was eliminated and recorded as a non-monetary gain on disposition of discontinuing operations. The Company's condensed consolidated financial statements reflect the results of iPCS as discontinued operations.

(b)  Liquidity, Financial Restructuring and Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. In connection with their audit of the Company's fiscal 2003 consolidated financial statements, KPMG LLP the Company's independent auditors, included an explanatory paragraph regarding the Company's ability to continue as a going concern in their audit opinion.

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

As shown in the condensed consolidated financial statements, the Company has generated significant losses from continuing operations since inception and has an accumulated deficit of $1.1 billion and stockholders' deficit of $91.5 million at March 31, 2004. For the six months ended March 31, 2004, the Company's loss from continuing operations amounted to $21.0 million. As of March 31, 2004, the Company had working capital of $3.8 million and cash and cash equivalents of $48.6 million, and no remaining availability under its credit facility. As a result, the Company is completely dependent on available cash and operating cash flow to pay debt service and meet its other capital needs. If such sources are not sufficient, alternative funding sources may not be available.

In addition to its capital needs to fund operating losses, the Company has invested large amounts to build-out its networks and for other capital assets. Since inception, the Company has invested over $300 million to purchase property and equipment.

A number of factors, including slower subscriber growth, increased competition and churn and our dependence on Sprint and Sprint's changes to various programs and fees have had an adverse affect on the Company's business and led the Company to revise its business strategy and take actions to cut costs during fiscal year 2003. These actions included the following:

o Restructuring the Company's organization and eliminating more than 150 positions;

o    Reducing capital expenditures;

o    Reducing spending for sales and marketing activities; and

o Reducing per minute network operating costs by more closely managing connectivity costs.

Despite these measures and certain amendments to its credit facility, the Company's compliance with the financial covenants under its credit facility was not assured and the Company's ability to generate sufficient cash flow to meet its financial covenants and payment obligations in 2005 and beyond was substantially uncertain. In addition, there was substantial risk that the Company would not have had sufficient liquidity to meet its cash interest obligations under the Old Notes (defined below) in 2006. As a result, the Company engaged in a financial restructuring (the "Recapitalization Plan") which closed on February 13, 2004 and settled on February 20, 2004. See Note 10 to the condensed consolidated financial statements. As a result, the Company believes that it will be able to meet its liquidity needs for the next 12 months.

 (2)     Significant New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which became effective at the beginning of the first interim period beginning after June 15, 2003. However, certain aspects of SFAS 150 have been deferred. SFAS No. 150 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The implementation of SFAS 150 is not anticipated to have a significant impact on our results of operations, financial position or cash flows.

In 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin ("ARB") No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. This interpretation applies immediately to variable interests entities created or acquired after January 31, 2003 and to special purpose entities for the quarter ended after December 15, 2003. The Interpretation is generally effective for interim periods ending after March 15, 2004 for all variable interests entities created or acquired prior to January 31, 2003. We do not have any variable interest entity arrangements.

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

(3)    Sprint Agreements

Under the Sprint Agreements, Sprint is obligated to provide the Company significant support services such as billing, collections, long distance, customer care, network operations support, inventory logistics support, use of Sprint brand names, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue and expenses when Sprint's and Sprint's network partners' wireless subscribers incur minutes of use in the Company's territory and when the Company's subscribers incur minutes of use in Sprint's and other Sprint network partners' PCS territories. These transactions are recorded in roaming revenue, cost of service and roaming, cost of equipment, and selling and marketing expense captions in the accompanying condensed consolidated statements of operations. Cost of service and roaming transactions include the 8% affiliation fee, long distance charges, roaming expense and costs of services such as billing, collections, customer service and pass-through expenses. Cost of equipment transactions relate to inventory purchased by the Company from Sprint under the Sprint Agreements. Selling and marketing transactions relate to subsidized costs on handsets and commissions paid by the Company under Sprint's national distribution programs. Amounts recorded relating to the Sprint Agreements for the three months and six months ended March 31, 2004 and 2003 are as follows:

                                                                Three Months Ended                   Six Months Ended
                                                                    March 31,                             March 31,
                                                         ----------------------------------  ----------------------------------
                                                              2004              2003              2004              2003
                                                         ----------------  ----------------  ----------------  ----------------
                                                                                   (Dollars in thousands)

Amounts included in the Condensed Consolidated
 Statements of Operations:
    Roaming revenue                                             $ 12,905          $ 13,032          $ 28,652          $ 30,993
    Cost of service and roaming:
      Roaming                                                   $ 10,500          $ 10,861          $ 23,774          $ 25,713
      Customer service                                             8,465            11,150            13,348            22,686
      Affiliation fee                                              4,685             4,708             9,384             9,545
      Long distance                                                3,407             3,259             6,675             6,044
      Other                                                          694               514             1,282               990
                                                         ----------------  ----------------  ----------------  ----------------
         Total cost of service and roaming                      $ 27,751          $ 30,492          $ 54,463          $ 64,978
                                                         ================  ================  ================  ================

    Purchased inventory                                         $  8,087          $  2,695          $ 15,415          $  8,345
                                                         ================  ================  ================  ================

    Selling and marketing                                       $  2,629          $  2,716          $  6,923          $  6,112
                                                         ================  ================  ================  ================


                                                                       As of
                                                         ----------------------------------
                                                            March 31,       September 30,
                                                              2004              2003
                                                         ----------------  ----------------
                                                              (Dollars in thousands)
Receivable from Sprint                                       $ 11,957          $ 15,809
Payable to Sprint                                            $ 48,761          $ 45,069




Because approximately 96% of our revenue is collected by Sprint and 66% of cost of service and roaming in our financial statements for the six months ended March 31, 2004, are derived from fees and charges by (or through) Sprint, we have a variety of settlement issues and other contract disputes open and outstanding from time to time. Currently, this includes, but is not limited to, the following items, all of which, for accounting purposes, have been reserved or otherwise provided for:

    o In fiscal year 2002, Sprint PCS asserted it has the right to recoup up to $3.9 million in long-distance access revenues previously paid by Sprint PCS to AirGate, for which Sprint PCS has invoiced $1.2 million. We have disputed these amounts.

    o Sprint invoiced the Company and we have accrued approximately $0.4 million for fiscal year 2002 and $1.0 million for fiscal year 2003, respectively to reimburse Sprint for certain 3G related development expenses. For the six months ended March 31, 2004, Sprint invoiced the Company and we have accrued approximately $1.4 million. We are disputing Sprint's right to charge 3G fees in 2002 and beyond.

    o Sprint invoiced the Company and we have accrued for software maintenance fees of approximately $1.7 million and $1.3 million for each of the fiscal years 2002 and 2003, respectively. For the six months ended March 31, 2004, Sprint invoiced the Company and we have accrued approximately $1.0 million. We are disputing Sprint's right to charge software maintenance fees.

    o Sprint invoiced the Company and we have accrued $1.2 million for fiscal year 2003 and $2.5 million for the six months ended March 31, 2004 for the cost of IT projects completed by Sprint. We are disputing Sprint's right to collect these fees.

The payable to Sprint includes disputed amounts (including, but not limited to amounts disclosed above) for which Sprint has invoiced the Company of approximately $12.4 million. The invoiced amount does not include $2.7 million which has accrued for long-distance access revenues claimed but not invoiced by Sprint, or other fees not yet invoiced relating to disputed 3G, software maintenance and information technology that Sprint would assert have accrued.

We intend to vigorously contest these charges and to closely examine all fees and charges imposed by Sprint. In addition to these disputes, we have other outstanding issues with Sprint which could result in set-offs to the items described above or in payments due from Sprint. For example, we believe Sprint has failed to calculate, pay and report on collected revenues in accordance with our Sprint Agreements which, together with other cash remittance issues, has resulted in a shortfall in cash payments to the Company. Sprint also has unilaterally reduced the reciprocal roaming rate charged among Sprint and its network partners, in a manner which we believe is a breach of our Sprint agreements.

During the six months ended March 31, 2004, the Company recorded $2.4 million in credits from Sprint as a reduction of cost of service, consisting of a $1.2 million credit resulting from Sprint's decision to discontinue their billing system conversion and a special cash settlement of the bad debt profile for certain subscribers, which resulted in a credit of $1.2 million. Sprint had previously billed and passed on to us their development costs related to the billing system conversion as part of the IT service bureau fee we were charged. This credit positively affects the six months ended March 31, 2004 results; however, it is a non-cash item that was previously disputed and not paid. The settlement for the bad debt profile for certain subscribers represents a special settlement resulting from the improvement in actual bad debt experience as compared to the estimated bad debt expense (bad debt profile) for the periods April 2000 through December 2003.

Sprint estimates monthly service charges at the beginning of each calendar year. At the end of each year, Sprint calculates the actual costs to provide these services for its network partners and requires a final settlement for the calendar year against the charges actually paid. If the costs to provide these services are less than the amounts paid by Sprint's network partners, Sprint issues a credit for these amounts. If the costs to provide the services are more than the amounts paid by Sprint's network partners, Sprint charges the network partners for these amounts. During the quarters ended December 31, 2003 and 2002 the Company received a credit from Sprint for $2.6 million and $1.3 million related to the calendar years 2003 and 2002, respectively, which were recorded as a reduction to cost of service. The calendar year 2003 service bureau fee credit included $0.9 million in previously disputed unpaid amounts; therefore $1.7 million of cash proceeds from Sprint were accrued during the quarter ended December 31, 2003 and received during the quarter ended March 31, 2004.

The Sprint Agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. The Company was in compliance in all material respects with these requirements as of March 31, 2004.

 (4) Litigation

In May 2002, putative class action complaints were filed in the United States District Court for the Northern District of Georgia against AirGate PCS, Inc., Thomas M. Dougherty, Barbara L. Blackford, Alan B. Catherall, Credit Suisse First Boston, Lehman Brothers, UBS Warburg LLC, William Blair & Company, Thomas Wiesel Partners LLC and TD Securities. The complaints do not specify an amount or range of damages that the plaintiffs are seeking. The complaints seek class certification and allege that the prospectus used in connection with the secondary offering of the Company's common stock by certain former iPCS shareholders on December 18, 2001 contained materially false and misleading statements and omitted material information necessary to make the statements in the prospectus not false and misleading. The alleged omissions included (i) failure to disclose that in order to complete an effective integration of iPCS, drastic changes would have to be made to the Company's distribution channels,
(ii) failure to disclose that the sales force in the acquired iPCS markets would require extensive restructuring and (iii) failure to disclose that the "churn" or "turnover" rate for subscribers would increase as a result of an increase in the amount of sub-prime credit quality subscribers the Company added from its merger with iPCS. On July 15, 2002, certain plaintiffs and their counsel filed a motion seeking appointment as lead plaintiffs and lead counsel. Subsequently, the court denied this motion without prejudice, and two of the plaintiffs and their counsel filed a renewed motion seeking appointment as lead plaintiffs and lead counsel. On September 12, 2003, the court again denied the motion without prejudice and on December 2, 2003, certain plaintiffs and their counsel filed a modified renewed motion.

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

(5)  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates applied to expected taxable income for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities for a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for deferred income tax assets based upon the Company's assessment of whether it is more likely than not that the deferred income tax assets will be realized. No such amounts were realized in the quarters and six months ended March 31, 2004 and 2003, nor will amounts be realized in the future unless management believes the recoverability of deferred tax assets is more likely than not. The non-monetary gain on the disposition of discontinued operations recorded during the quarter ended December 31, 2003 did not impact the Company's net operating loss carryforwards as the disposition resulted in a non-deductible loss for tax purposes. As a result of the Company's restructuring, the Company's existing net operating losses ("NOLs") will be subject to annual limitations as required by Section 382 of the Internal Revenue Code of 1986, as amended. The Company estimates that it had NOLs of approximately $290 million through the date of restructuring. The Company estimates that the annual limitation associated with these NOLs is approximately $4.5 million. Thus, should the Company generate taxable income in excess of the annual limit, it would be exposed to a liability for current income taxes.

(6)  Discontinued Operations

On October 17, 2003, the Company irrevocably transferred all of its shares of iPCS common stock to a trust for the benefit of the Company's shareholders of record on the date of the transfer. On that date, the iPCS investment ($184.1 million credit balance carrying amount) was eliminated and recorded as a gain on disposal of discontinued operations. The results for iPCS for all periods presented are shown as discontinued operations. Subsequent to February 23, 2003, the Company accounted for iPCS under the cost method. Therefore, excluding the gain on disposal of $184.1 million recorded October 17, 2003, there were no losses from discontinued operations for the quarter and six months ended March 31, 2004. The following reflects the loss from discontinued operations of iPCS for the quarter and six months ended March 31, 2003 (dollars in thousands):

                                       For the Quarter     For the Six Months
                                            Ended                Ended
                                          March 31,            March 31,
                                      ------------------    -----------------
                                            2003                  2003
                                      ------------------    -----------------
Revenue                                        $ 27,829             $ 79,364
Cost of revenue                                  21,197               63,200
Selling and marketing                             4,312               16,418
General and administrative                        3,550                6,881
Depreciation and amortization                     7,718               20,989
                                      ------------------    -----------------
   Operating expense                             36,777              107,488
                                      ------------------    -----------------
   Operating loss                                (8,948)             (28,124)
   Interest expense, net                         (5,376)             (14,447)
                                      ------------------    -----------------
   Loss from discontinued operations          $ (14,324)           $ (42,571)
                                      ==================    =================


 (7)  Condensed Consolidating Financial Statements

AGW Leasing Company, Inc. ("AGW") is a wholly-owned restricted subsidiary of AirGate. AGW has fully and unconditionally guaranteed the New Notes (see Note
10), Old Notes and the credit facility. AGW was formed to hold the real estate interests for the Company's PCS network and retail operations. AGW also was a registrant under the Company's registration statement declared effective by the SEC on September 27, 1999.

AirGate Network Services LLC ("ANS") is a wholly-owned restricted subsidiary of the Company. ANS has fully and unconditionally guaranteed the New Notes, Old Notes and the credit facility. ANS was formed to provide construction management services for the Company's PCS network.

AirGate Service Company, Inc. ("Service Co") is a wholly-owned restricted subsidiary of the Company. Service Co has fully and unconditionally guaranteed the New Notes, Old Notes and the credit facility. Service Co was formed to provide management services to the Company and iPCS.

The following shows the unaudited condensed consolidating financial statements for the Company and its guarantor subsidiaries, as listed above, as of March 31, 2004 and September 30, 2003 and for the three months and six months ended March 31, 2004 and 2003 (dollars in thousands):

                Unaudited Condensed Consolidating Balance Sheets
                              As of March 31, 2004

                                                                AirGate
                                        AirGate PCS,           Guarantor
                                            Inc.              Subsidiaries          Eliminations          Consolidated
                                     -------------------   -------------------   -------------------   -------------------

Cash and cash equivalents                     $  48,605              $    (12)            $       -             $  48,593
Other current assets                            106,935                   529               (61,546)               45,918
                                     -------------------   -------------------   -------------------   -------------------
    Total current assets                        155,540                   517               (61,546)               94,511
Property and equipment, net                     129,449                32,323                     -               161,772
Other noncurrent assets                           6,861                     -                     -                 6,861
                                     -------------------   -------------------   -------------------   -------------------
    Total assets                              $ 291,850              $ 32,840             $ (61,546)            $ 263,144
                                     ===================   ===================   ===================   ===================

Current liabilities                           $  91,016              $ 61,242             $ (61,546)            $  90,712
Intercompany                                   (118,644)              118,644                     -                     -
Long-term debt                                  257,237                     -                     -               257,237
Other long-term liabilities                       6,733                     -                     -                 6,733
Investment in subsidiaries                      147,046                     -              (147,046)                    -
                                     -------------------   -------------------   -------------------   -------------------
    Total liabilities                           383,388               179,886              (208,592)              354,682
                                     -------------------   -------------------   -------------------   -------------------
Stockholders' deficit                           (91,538)             (147,046)              147,046               (91,538)
                                     -------------------   -------------------   -------------------   -------------------
    Total liabilities and
     stockholders' deficit                    $ 291,850              $ 32,840             $ (61,546)            $ 263,144
                                     ===================   ===================   ===================   ===================


                Unaudited Condensed Consolidating Balance Sheets
                            As of September 30, 2003



                                                                AirGate
                                        AirGate PCS,           Guarantor
                                            Inc.              Subsidiaries          Eliminations          Consolidated
                                     -------------------   -------------------   -------------------   -------------------
Cash and cash equivalents                    $   54,078             $       -             $       -             $  54,078
Other current assets                            108,136                   529               (61,478)               47,187
                                     -------------------   -------------------   -------------------   -------------------
    Total current assets                        162,214                   529               (61,478)              101,265
Property and equipment, net                     141,129                36,941                     -               178,070
Other noncurrent assets                          11,581                     -                     -                11,581
                                     -------------------   -------------------   -------------------   -------------------
    Total assets                             $  314,924             $  37,470             $ (61,478)            $ 290,916
                                     ===================   ===================   ===================   ===================

Current liabilities                          $   89,036             $  61,189             $ (61,478)            $  88,747
Intercompany                                   (108,890)              108,890                     -                     -
Long-term debt                                  386,509                     -                     -               386,509
Other long-term liabilities                       8,542                     -                     -                 8,542
Investment in subsidiaries                      316,724                     -              (132,609)              184,115
    Total liabilities                           691,921               170,079              (194,087)              667,913
                                     -------------------   -------------------   -------------------   -------------------
Stockholders deficit                          (376,997)             (132,609)              132,609               (376,997)
                                     -------------------   -------------------   -------------------   -------------------
    Total liabilities and
     stockholders' deficit                   $ 314,924              $ 37,470             $ (61,478)            $ 290,916
                                     ===================   ===================   ===================   ===================


            Unaudited Condensed Consolidating Statement of Operations
                      For the Quarter Ended March 31, 2004

                                                                             AirGate
                                                       AirGate PCS,         Guarantor
                                                           Inc.           Subsidiaries        Eliminations       Consolidated
                                                     -----------------   ----------------   -----------------  -----------------

Revenue                                                      $ 78,036                $ -                 $ -           $ 78,036

Cost of revenue                                                42,426              4,198                   -             46,624
Selling and marketing                                          11,347                569                   -             11,916
General and administrative                                      6,180                157                   -              6,337
Depreciation and amortization of property
  and equipment                                                 9,508              2,384                   -             11,892
Gain on disposal of property and equipment                         (3)                 -                   -                 (3)
                                                     -----------------   ----------------   -----------------  -----------------
     Total operating expense                                   69,458              7,308                   -             76,766
                                                     -----------------   ----------------   -----------------  -----------------
     Operating income (loss)                                    8,578             (7,308)                  -              1,270
Loss in subsidiaries                                           (7,267)                 -               7,267                  -
Interest income                                                   165                  -                   -                165
Interest expense                                              (11,352)                41                   -            (11,311)
                                                     -----------------   ----------------   -----------------  -----------------
     Loss from continuing operations before
        income tax                                             (9,876)            (7,267)              7,267             (9,876)
     Income tax                                                     -                  -                   -                  -
                                                     -----------------   ----------------   -----------------  -----------------
       Loss from continuing operations                         (9,876)            (7,267)              7,267             (9,876)
       Income from discontinued operations                          -                  -                   -                  -
                                                     -----------------   ----------------   -----------------  -----------------
       Net loss                                              $ (9,876)          $ (7,267)            $ 7,267           $ (9,876)
                                                     =================   ================   =================  =================


            Unaudited Condensed Consolidating Statement of Operations
                      For the Quarter Ended March 31, 2003

                                                                             AirGate
                                                       AirGate PCS,         Guarantor
                                                           Inc.           Subsidiaries        Eliminations       Consolidated
                                                     -----------------   ----------------   -----------------  -----------------

Revenue                                                      $ 76,749                $ -                 $ -           $ 76,749

Cost of revenue                                                39,598              4,604                   -             44,202
Selling and marketing                                          10,195              1,189                   -             11,384
General and administrative                                      5,335                509                   -              5,844
Depreciation and amortization of property
  and equipment                                                 9,272              2,353                   -             11,625
Loss on disposal of property and equipment                        220                  -                   -                220
                                                     -----------------   ----------------   -----------------  -----------------
     Total operating expense                                   64,620              8,655                   -             73,275
                                                     -----------------   ----------------   -----------------  -----------------
     Operating income (loss)                                   12,129             (8,655)                  -              3,474
Loss in subsidiaries                                           (8,616)                 -               8,616                  -
Interest income                                                   (14)                39                   -                 25
Interest expense                                              (10,197)                 -                   -            (10,197)
                                                     -----------------   ----------------   -----------------  -----------------
     Loss from continuing operations before
       income tax                                              (6,698)            (8,616)              8,616             (6,698)
     Income tax                                                     -                  -                   -                  -
                                                     -----------------   ----------------   -----------------  -----------------
       Loss from continuing operations                         (6,698)            (8,616)              8,616             (6,698)
       Loss from discontinued operations                      (14,324)                 -                   -            (14,324)
                                                     -----------------   ----------------   -----------------  -----------------
       Net loss                                             $ (21,022)          $ (8,616)            $ 8,616          $ (21,022)
                                                     =================   ================   =================  =================

            Unaudited Condensed Consolidating Statement of Operations
                     For the Six Months Ended March 31, 2004


                                                                             AirGate
                                                       AirGate PCS,         Guarantor
                                                           Inc.           Subsidiaries        Eliminations       Consolidated
                                                     -----------------   ----------------   -----------------  -----------------

Revenue                                                     $ 159,539                $ -                 $ -          $ 159,539

Cost of revenue                                                87,300              8,399                   -             95,699
Selling and marketing                                          24,984              1,079                   -             26,063
General and administrative                                     12,527                277                   -             12,804
Depreciation and amortization of property
   and equipment                                               18,906              4,753                   -             23,659
Gain on disposal of property and equipment                         (5)                 -                   -                 (5)
                                                     -----------------   ----------------   -----------------  -----------------
     Total operating expense                                  143,712             14,508                   -            158,220
                                                     -----------------   ----------------   -----------------  -----------------
     Operating income (loss)                                   15,827            (14,508)                  -              1,319
Loss in subsidiaries                                          (14,437)                 -              14,437                  -
Interest income                                                   322                  -                   -                322
Interest expense                                              (22,698)                71                   -            (22,627)
                                                     -----------------   ----------------   -----------------  -----------------
     Loss from continuing operations before
        income tax                                            (20,986)           (14,437)             14,437            (20,986)
     Income tax                                                     -                  -                   -                  -
                                                     -----------------   ----------------   -----------------  -----------------
       Loss from continuing operations                        (20,986)           (14,437)             14,437            (20,986)
       Income from discontinued operations                    184,115                  -                   -            184,115
                                                     -----------------   ----------------   -----------------  -----------------
       Net income (loss)                                    $ 163,129          $ (14,437)           $ 14,437          $ 163,129
                                                     =================   ================   =================  =================


            Unaudited Condensed Consolidating Statement of Operations
                     For the Six Months Ended March 31, 2003


                                                                             AirGate
                                                       AirGate PCS,         Guarantor
                                                           Inc.           Subsidiaries        Eliminations       Consolidated
                                                     -----------------   ----------------   -----------------  -----------------

Revenue                                                     $ 158,614                $ -                 $ -          $ 158,614

Cost of revenue                                                93,535              8,937                   -            102,472
Selling and marketing                                          26,256              1,947                   -             28,203
General and administrative                                      8,797              1,239                   -             10,036
Depreciation and amortization of property
   and equipment                                               18,448              4,796                   -             23,244
Loss on disposal of property and equipment                        418                  -                   -                418
                                                     -----------------   ----------------   -----------------  -----------------
     Total operating expense                                  147,454             16,919                   -            164,373
                                                     -----------------   ----------------   -----------------  -----------------
     Operating income (loss)                                   11,160            (16,919)                  -             (5,759)
Loss in subsidiaries                                          (16,766)                 -              16,766                  -
Interest income                                                  (128)               153                   -                 25
Interest expense                                              (20,391)                 -                   -            (20,391)
                                                     -----------------   ----------------   -----------------  -----------------
     Loss from continuing operations
       before income tax                                      (26,125)           (16,766)             16,766            (26,125)
     Income tax                                                     -                  -                   -                  -
                                                     -----------------   ----------------   -----------------  -----------------
       Loss from continuing operations                        (26,125)           (16,766)             16,766            (26,125)
       Loss from discontinued operations                      (42,571)                 -                   -            (42,571)
                                                     -----------------   ----------------   -----------------  -----------------
       Net loss                                             $ (68,696)         $ (16,766)           $ 16,766          $ (68,696)
                                                     =================   ================   =================  =================

            Unaudited Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended March 31, 2004

                                                                          AirGate
                                                  AirGate PCS,           Guarantor
                                                      Inc.              Subsidiaries         Eliminations          Consolidated
                                               --------------------  -------------------  --------------------  -------------------

Operating activities, net                                 $ 21,151                $ 123                   $ -             $ 21,274
Investing activities, net                                   (7,226)                (135)                    -               (7,361)
Financing activities, net                                  (19,398)                   -                     -              (19,398)
                                               --------------------  -------------------  --------------------  -------------------
    Change in cash and cash equivalents                     (5,473)                 (12)                    -               (5,485)
Cash and cash equivalents at
  beginning of period                                       54,078                    -                     -               54,078
                                               --------------------  -------------------  --------------------  -------------------
Cash and cash equivalents at end of period                $ 48,605                $ (12)                  $ -             $ 48,593
                                               ====================  ===================  ====================  ===================




            Unaudited Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended March 31, 2003


                                                                          AirGate
                                                  AirGate PCS,           Guarantor
                                                      Inc.              Subsidiaries         Eliminations          Consolidated
                                               --------------------  -------------------  --------------------  -------------------

Operating activities, net                                 $ 15,101                $ 526                   $ -             $ 15,627
Investing activities, net                                   (6,000)                (654)                    -               (6,654)
Financing activities, net                                    7,045                    -                     -                7,045
                                               --------------------  -------------------  --------------------  -------------------
    Change in cash and cash equivalents                     16,146                 (128)                    -               16,018
Cash and cash equivalents at
   beginning of period                                       4,769                  118                     -                4,887
                                               --------------------  -------------------  --------------------  -------------------
Cash and cash equivalents at end of period                $ 20,915                $ (10)                  $ -             $ 20,905
                                               ====================  ===================  ====================  ===================



(8)  Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Common stock equivalent securities of 24,106, 11,465, 24,133, and 9,191 for the quarters and six months ended March 31, 2004 and 2003 respectively, have been excluded from the computation of dilutive earnings (loss) per share for the periods because the Company has a loss from continuing operations and their effect would have been antidilutive. All share and per share amounts have been restated to give retroactive effect to the 1-for-5 reverse stock split.

(9)  Stock-based Compensation Plans

We have elected to continue to account for our stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and disclose pro forma effects of the plans on a net income (loss) and earnings
(loss) per share basis as provided by SFAS No. 123, "Accounting for Stock-Based Compensation." Consistent with the provisions of SFAS No. 123, had compensation expense for these plans been determined based on the fair value at the grant date during the three months and six months ended March 31, 2004 and 2003, the pro forma net income (loss) and earnings (loss) per share would have been as follows:


                                                              Three Months Ended                  Six Months Ended
                                                                    March 31,                          March 31,
                                                      -----------------------------------   -----------------------------------
                                                           2004               2003               2004               2003
                                                      ----------------  -----------------   ----------------  -----------------
                                                                   (Dollars in thousands, except per share data)
Net income (loss), as reported                               $ (9,876)         $ (21,022)         $ 163,129          $ (68,696)
Add: stock based compensation expense included in
    determination of net income (loss)                            197                177                302                353
Less: stock based compensation expense determined
    under the fair value based method                          (1,398)            (2,426)            (2,797)            (4,852)
                                                      ----------------  -----------------   ----------------  -----------------
Pro forma, net income (loss)                                $ (11,077)         $ (23,271)         $ 160,634          $ (73,195)
                                                      ================  =================   ================  =================

Basic and diluted earnings (loss) per share:
    As reported                                               $ (1.21)           $ (4.05)           $ 24.48           $ (13.27)
    Pro forma                                                 $ (1.36)           $ (4.49)           $ 24.10           $ (14.14)


(10)  Recapitalization Plan

The Recapitalization Plan included the following public and private exchange offers and consent solicitations:

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

o The consent solicitations requested the consents of holders of the Old Notes to remove substantially all of the restrictive covenants in the indenture governing the Old Notes, release collateral that secured the Company's obligations thereunder and waive any defaults or events of default that occur in connection with the restructuring;

o The Company also solicited acceptances from holders of the Old Notes of a prepackaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Prepackaged Plan"). The Prepackaged Plan would have effected the same transactions as the Recapitalization Plan, only under the governance of a bankruptcy court.

In addition, the Company held a Special Meeting of Shareholders ("Special Meeting") on February 12, 2004 at which its shareholders:

o Approved the issuance in the restructuring of an additional 56% of the Company's common stock immediately after the restructuring;

o Approved the amendment and restatement of the Company's certificate of incorporation to implement a 1-for-5 reverse stock split; and

o Approved the amendment and restatement of the 2002 AirGate PCS, Inc. Long Term Incentive Plan to increase the number of shares available and reserved for issuance thereunder, and to make certain other changes, and approved the grant of certain performance-vested restricted stock units and stock options to certain executives of the Company.

On the same date, the exchange offers expired, and the Company accepted $298,205,000 of Old Notes (or 99.4% of the Old Notes outstanding) that were validly tendered and not withdrawn in the exchange offers. Under the offers, each holder of the Company's Old Notes received, for each $1,000 of aggregate principal amount due at maturity tendered, 22.0277 shares of the Company's post reverse stock split common stock, $533.33 in principal amount of the Company's New Notes and cash resulting from the elimination of any fractional shares and fractional notes.

On February 13, 2004, the Company effected the 1-for-5 reverse stock split and shareholders received one share of common stock, and cash resulting from the elimination of any fractional shares, in exchange for each five shares of common stock then outstanding. Unless otherwise indicated, all share and per share amounts have been restated to give retroactive effect to this 1-for-5 reverse stock split.

On February 17, 2004, our stock began trading on a post split basis. We settled the exchange offers on February 20, 2004.

Debt Restructuring

The following summarizes the accounting related to certain key provisions of the Recapitalization Plan as it relates to the condensed consolidated financial statements as of and for the six months ended March 31, 2004.

The Old Notes with a net carrying value of $264.8 million and related unamortized financing costs of $3.8 million as of February 13, 2004 were exchanged for New Notes with a principal balance of $159.0 million and 6,568,706 shares of common stock as adjusted for the 1-for-5 reverse stock split, valued at $126.8 million as of February 13, 2004, based upon a closing common stock market price of $19.30 on that date.

The financial restructuring was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" and EITF 02-4, "Determining Whether a Debtors Modification or Exchange of Debt is within the scope of FASB statement No. 15." Based on the terms of the Recapitalization Plan, no gain on the transaction was recognized since total future cash payments, including interest, exceeded the remaining carrying amount of the Old Notes after reducing the Old Notes by the fair value of the common stock. The difference of approximately $24.7 million between the principal value of the New Notes and the carrying value of the Old Notes will be amortized as interest expense over the term of the New Notes under the interest method. The New Notes have a stated rate of 9.375% with interest due July and January of each year, beginning July 1, 2004. As of March 31, 2004, the carrying value of the New
Notes was approximately $135.1 million, with an effective interest rate of approximately 13.3%.

Transaction costs of $3.0 million and $3.1 million were incurred during the year ended September 30, 2003 and during the six months ended March 31, 2004, respectively, to raise capital related to the debt and were expensed as incurred. Transaction costs of $4.8 million, incurred to raise capital, related to the equity were recorded as an offset to additional paid in capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains "forward-looking statements." These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, our liquidity, the wireless industry, our beliefs and management's assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by us or on our behalf. Such forward-looking statements include statements regarding expected financial results and other planned events, including but not limited to, anticipated liquidity, churn rates, ARPU and CPGA (all as defined below in "Non-GAAP Financial Measures and Key Operating Metrics"), roaming rates, EBITDA (as defined below in "Non-GAAP Financial Measures and Key Operating Metrics"), and capital expenditures. Words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "seek," "project," "target," "goal," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. These risks and uncertainties include:

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

     o    the effect of wireless local number portability; and

     o    the volatility of the market price of our common stock.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in the Company's Annual Report for the fiscal year ended September 30, 2003 and elsewhere in this report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Except as required under Federal Securities laws and the rule and regulations of the SEC, we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in or referred to in this report.

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

As of March 31, 2004, the Company had 367,807 subscribers and total network coverage of approximately 6.1 million residents, representing approximately 82% of the residents in its territory.

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

Although iPCS's growth rates initially met or exceeded expectations, the slowdown in growth in the wireless industry, increased competition, iPCS' dependence on Sprint and the reimposition and increase of the deposit for sub-prime credit customers, all contributed to slower growth subsequent to acquisition. In addition, iPCS' slow growth was compounded because it was earlier in its life cycle when growth slowed, it had approximately one-third fewer subscribers than the Company, and it had a less complete network than the Company.

On February 23, 2003, iPCS filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Georgia for the purpose of effecting a court administered reorganization. Subsequent to February 23, 2003, the Company no longer consolidated the accounts and results of operations of iPCS, and the accounts of iPCS were recorded as an investment using the cost method of accounting.

In connection with the issuance of common stock in the Company's Recapitalization Plan (as described in Note 10 to our Condensed Consolidated Financial Statements), the Company had an ownership change for tax purposes. Such ownership change would also have caused an ownership change of iPCS, which could have had a detrimental effect on the use of certain net operating losses of iPCS. In order to avoid the ownership change of iPCS that would have resulted from the Company's ownership change, on October 17, 2003, the Company irrevocably transferred all of its shares of iPCS common stock to a trust for the benefit of the Company's shareholders of record as of the date of transfer. On October 17, 2003, the iPCS investment ($184.1 million credit balance carrying amount) was eliminated and recorded as a non-monetary gain on disposition of discontinuing operations. The results for iPCS for all periods presented are shown as discontinued operations. The results for AirGate only are shown as continuing operations.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. Effective July 1, 2003 the Company adopted EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Element Deliverables." The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. The consensus guidance is applicable to agreements entered into for quarters beginning after June 15, 2003. The adoption of EITF 00-21 has resulted in substantially all of the activation fee revenue generated from Company-owned retail stores and associated costs being recognized at the time the related wireless handset is sold. Upon adoption of EITF 00-21, previously deferred revenues and costs will continue to be amortized over the remaining estimated life of a subscriber, not to exceed 30 months. Revenue and costs for activations at other retail locations will continue to be deferred and amortized over their estimated lives.

The Company recognizes service revenue from its subscribers as they use the service. The Company provides a reduction of recorded revenue for billing adjustments and credits, and estimated uncollectible late payment fees and early cancellation fees. The Company also reduces recorded revenue for rebates and discounts given to subscribers on wireless handset sales in accordance with EITF No. 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." For industry competitive reasons, the Company sells wireless handsets at a loss. The Company participates in the Sprint national and regional distribution programs in which national retailers such as Radio Shack and Best Buy sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for Sprint PCS products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Company's Sprint Agreements, when a national retailer sells a handset purchased from Sprint to a subscriber in the Company's territory, the Company is obligated to reimburse Sprint for the handset subsidy. The Company does not receive any revenue from the sale of handsets and accessories by such national retailers. The Company classifies these handset subsidy charges as a selling and marketing expense for a new subscriber handset sale and classifies these subsidies as a cost of service and roaming for a handset upgrade to an existing subscriber.

The Company records equipment revenue from the sale of handsets to subscribers in its retail stores upon delivery in accordance with EITF 00-21. The Company does not record equipment revenue on handsets and accessories purchased from national third-party retailers such as Radio Shack and Best Buy or directly from Sprint by subscribers in its territory.

Sprint is entitled to retain 8% of collected service revenue from subscribers based in the Company's markets and from non-Sprint subscribers who roam onto the Company's network. The amount of affiliation fees retained by Sprint is recorded as cost of service and roaming. Revenue derived from the sale of handsets and accessories by the Company and from certain roaming services are not subject to the 8% affiliation fee from Sprint.

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

Using historical information, the Company provides a reduction in revenues for certain billing adjustments and credits, late payment fees and early cancellation fees that it anticipates will not be collected. The reserves for billing adjustments and credits, late payment fees and early cancellation fees are included in the allowance for doubtful accounts balance. If the allowance for doubtful accounts is not adequate, it could have a material adverse affect on the Company's liquidity, financial position and results of operations.

First Payment Default Subscribers

Prior to March 2003, the Company estimated the percentage of new subscribers that would never pay a bill and reserved for the related percentage of monthly revenue through a reduction in revenues. In 2002, the Company reinstated the deposit requirement for sub-prime credit customers, and then increased the deposit amounts in February 2003. These changes to our credit policy were sufficient to mitigate the collection risk and resulted in improvements in the credit quality of our subscriber base. Accordingly, in March 2003 the Company ceased recording this reserve, which resulted in the addition of 4,187 net subscriber additions.

The Company continually evaluates its credit policy and evaluates the impact the subscriber base will have on the business and raises or lowers credit standards periodically, as allowed by Sprint. On April 6, 2004, the Company reduced or eliminated the deposit requirement for a segment of potential subscribers in selected market areas. The Company will continue to review our customer performance and modify our credit policy to meet short-term and long-term business objectives and monitor the impact of sub-prime customers on our allowance for doubtful accounts.

Valuation and Recoverability of Long-Lived Assets

Long-lived assets such as property and equipment represent approximately 61% of the Company's total assets as of March 31, 2004. Property and equipment are stated at original cost, less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of 15 years for the 1 tower which we own, 3 to 5 years for computer equipment, 5 years for furniture, fixtures and office equipment and 5 to 7 years for network assets (other than towers). The Company reviews long-lived assets for impairment in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value and the carrying value of the asset. Impairment analysis is based on our current business and technology strategy, our views of growth rates for the business, anticipated future economic and regulatory conditions and expected technological availability. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset.

Significant New Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements for a description of significant new accounting pronouncements and their impact on the Company.

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

Equipment. We sell wireless personal communications handsets and accessories that are used by our subscribers in connection with our wireless services. Equipment revenue is derived from the sale of handsets and accessories from Company owned stores, net of sales incentives, rebates and an allowance for returns. The Company's handset return policy allows subscribers to return their handsets for a full refund within 14 days of activation. When handsets are returned to the Company, the Company may be able to reissue the handsets to subscribers at little additional cost. When handsets are returned to Sprint for refurbishing, the Company receives a credit from Sprint.


                                            For the Quarters Ended March 31,
                         -----------------------------------------------------------------------
                                                                    Increase         Increase
                               2004               2003            (Decrease)$      (Decrease)%
                         -----------------   ----------------   --------------  ----------------
                                        (Dollars in thousands)

Service revenue                  $ 61,656           $ 60,163       $ 1,493                2.5%
Roaming revenue                    13,498             13,895          (397)              (2.9%)
Equipment revenue                   2,882              2,691           191                7.1%
                         -----------------   ----------------   --------------
    Total                        $ 78,036           $ 76,749       $ 1,287                1.7%
                         =================   ================   ==============


For the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003:

Service Revenue

The increase in service revenue for the quarter ended March 31, 2004 over the same quarter of the previous year reflects a higher average number of subscribers using our network, relatively consistent average revenue per subscriber, higher monthly recurring revenue and feature charges and increased data revenue, partially offset by higher credits and lower revenue from "minutes over plan," or airtime usage in excess of the subscribed usage plans. In late calendar year 2002, Sprint implemented a new PCS to PCS product offering under which subscribers receive unlimited quantities of minutes for little or no additional cost for any calls made from one Sprint PCS subscriber to another ("PCS to PCS"). Pursuant to our Sprint Agreements, we are required to support this program in our territory. The number of minutes-over-plan charged to subscribers for plan overages used and associated revenues decreased while the number of minutes used for PCS to PCS calls has increased significantly.

Roaming Revenue

The decrease in roaming revenue for the quarter ended March 31, 2004 over the same quarter of the previous year is attributable primarily to the lower reciprocal roaming rate charged among Sprint and its PCS network partners, partially offset by increased volume in inbound roaming traffic. The reciprocal roaming rate between Sprint and the Company declined from $0.058 per minute of use to $0.041 in calendar years 2003 and 2004, respectively. The Company believes that these reductions are in violation of our agreements with Sprint. The Company's roaming revenue from Sprint and its PCS network partners was $12.9 million and $13.0 million or 96% and 94% of total roaming revenue for the quarters ended March 31, 2004 and 2003, respectively.

Equipment Revenue

Equipment revenue for the quarter ended March 31, 2004 increased over the same quarter of the previous year, primarily due to increased handset sales of $5.0 million or 168% prior to rebates and promotion costs, offset by a $4.8 million increase in handset rebates and promotions. The increase in handset sales is comprised of a $2.5 million increase in sales of new or upgraded handsets to existing subscribers, a $2.3 million increase in sales to new subscribers and a $0.2 million increase in accessory sales.

Cost of Service and Roaming

Cost of service and roaming principally consists of costs to support the Company's subscriber base including:

     o    Cost of roaming;

     o Network operating costs (including salaries, cell site lease payments, fees related to the connection of the Company's switches to the cell sites that they support, inter-connect fees and other expenses related to network operations);

     o    Bad  debt  expense   related  to  estimated   uncollectible   accounts
          receivable;

     o Wireless handset subsidies on existing subscriber upgrades through national third-party retailers; and

     o    Other cost of service, which includes:

          o Back office services provided by Sprint such as customer care, billing and activation;

          o The 8% of collected service revenue representing the Sprint affiliation fee; and

          o Long distance expense relating to inbound roaming revenue and the Company's own subscriber's long distance usage and roaming expense when subscribers from the Company's territory place calls on Sprint's or its network partners' networks.

                                                                              For the Quarters Ended March 31,
                                                           -----------------------------------------------------------------------
                                                                                                      Increase         Increase
                                                                 2004               2003            (Decrease)$      (Decrease)%
                                                           -----------------   ----------------   --------------  ----------------
                                                                          (Dollars in thousands)

Cost of roaming                                                    $ 11,022           $ 11,468         $   (446)            (3.9%)
Network operating costs                                              15,416             13,971            1,445             10.3%
Bad debt expense                                                     (1,122)               (32)          (1,090)          3406.3%
Wireless handset subsidies                                              298              1,770           (1,472)           (83.2%)
Other cost of service                                                13,808             13,570              238              1.8%
                                                           -----------------   ----------------   --------------
    Total cost of service and roaming                              $ 39,422           $ 40,747         $ (1,325)            (3.3%)
                                                           =================   ================   ==============

Cost of Roaming

Cost of roaming decreased for the quarter ended March 31, 2004 compared to the same quarter of the previous year as a result of the decrease in the reciprocal roaming rate charged among Sprint and its network partners, partially offset by increased volume. The reciprocal roaming rate between Sprint and the Company declined from $0.058 per minute of use to $0.041 in calendar years 2003 and 2004, respectively. The Company believes that these reductions are in violation of our agreements with Sprint. The Company's cost of roaming attributable to Sprint and its network partners was 95% of the total cost of roaming for each of the quarters ended March 31, 2004 and 2003.

Network Operating Costs

Network operating costs increased for the quarter ended March 31, 2004 compared to the same quarter of the previous year as a result of increased network costs related to increased network usage of approximately 36%, including higher long distance costs and increased interconnect charges.

Bad Debt Expense

Bad debt expense decreased for the quarter ended March 31, 2004 compared to the same quarter of the previous year. During the quarter ended March 31, 2004, the Company recorded a $1.2 million special settlement received from Sprint resulting from a change in the bad debt profile for certain subscribers. In addition, we believe the improvements in the credit quality and payment profile of our subscriber base since we re-imposed deposits for sub-prime credit subscribers in early 2002 and the subsequent increases in February 2003 resulted in significant improvements in accounts receivable write-off experience, increased collections, and the associated decrease in bad debt expense for the quarter.

Wireless Handset Subsidies

Despite an increase in the number of subscribers making handset upgrade purchases, wireless handset subsidies on existing subscriber upgrades sold through national third-party retailers decreased for the quarter ended March 31, 2004 compared to the same quarter of the previous year as a result of reduced subsidies per handset paid to national third-party retailers. Subsidies paid to national third-party retailers decreased as a result of increased handset rebates and promotions offered directly to our customers through the national third party channels. Handset rebates and promotions sold through the national third party channels offered directly to our customers are included in selling and marketing expense.

Other Cost of Service

Other cost of service increased for the quarter ended March 31, 2004 compared to the same quarter of the previous year as a result of higher customer loyalty retention costs, offset by a rate reduction in the fees paid to Sprint for back office services provided.

Cost of Equipment, Other Operating Expenses and Interest


                                                                              For the Quarters Ended March 31,
                                                           -----------------------------------------------------------------------
                                                                                                      Increase         Increase
                                                                 2004               2003            (Decrease)$      (Decrease)%
                                                           -----------------   ----------------   --------------  ----------------
                                                                          (Dollars in thousands)

Cost of equipment                                                   $ 7,202            $ 3,455            3,747            108.5%
Selling and marketing expense                                        11,916             11,384              532              4.7%
General and administrative expense                                    6,337              5,844              493              8.4%
Depreciation and amortization of property and equipment              11,892             11,625              267              2.3%
Loss (gain) on disposal of property
    and equipment                                                        (3)               220              223            101.4%
Interest income                                                         165                 25              140            560.0%
Interest expense                                                    (11,311)           (10,197)           1,114             10.9%

Cost of Equipment

We purchase handsets and accessories to resell to our subscribers for use in connection with our services. To remain competitive in the marketplace, we subsidize the price of the handset sales; therefore the cost of handsets is higher than the retail price to the subscriber. Cost of equipment increased for the quarter ended March 31, 2004 compared to the same quarter of the previous year primarily as a result of increased retail upgrade sales for handsets to existing subscribers, partially offset by decreased subscriber gross additions.

Selling and Marketing Expense

Selling and marketing expense includes retail store costs such as salaries and rent, promotion, advertising and commission costs, and handset subsidies for new activations on units sold by national third-party retailers and Sprint sales channels for which the Company does not record revenue. Under the Company's agreements with Sprint, when a national retailer or other Sprint distribution channel sells a handset purchased from Sprint to a subscriber from the Company's territory, the Company is obligated to reimburse Sprint for the handset subsidy and related selling costs that Sprint originally incurred. Selling and marketing expenses increased for the quarter ended March 31, 2004 compared to the same quarter of the previous year reflecting increased advertising and promotion expense, offset by staff reductions and store closings implemented in early fiscal 2003.

General and Administrative Expense

General and administrative expense increased for the quarter ended March 31, 2004 compared to the same quarter of the previous year, as a result of higher salaries and other employee costs of $0.9 million, offset by a net decrease in outside consulting services of $0.4 million. The higher salaries and other employee costs are the result of fully absorbing corporate overhead costs previously shared with iPCS.

Depreciation and Amortization of Property and Equipment

The Company capitalizes network development costs incurred to ready its network for use and costs for leasehold improvements to our retail stores and office space. Depreciation of these costs begins when the equipment is ready for its intended use and is amortized over the estimated useful life of the asset. Depreciation expense increased slightly for the quarter ended March 31, 2004 compared to the same quarter of the previous year primarily as a result of additional network assets placed in service in the later part of fiscal year 2003. The Company purchased $5.8 million of property and equipment in the quarter ended March 31, 2004, compared to property and equipment purchases of $1.0 million in the quarter ended March 31, 2003.

Interest Expense

Interest expense increased for the quarter ended March 31, 2004 to $11.3 million compared to $10.2 million for the same quarter of the previous year as a result of interest accruing on the New Notes beginning January 1, 2004 in conjunction with accreted interest on the Old Notes until acceptance of the exchange offers on February 12, 2004. This increase was partially offset by a decline in interest rates and reduced borrowings on the credit facility. The Company had outstanding credit facility borrowings of $137.7 million at a weighted average interest rate of 4.96% at March 31, 2004, compared to $143.5 million at a weighted average interest rate of 5.37% at March 31, 2003.

Under Generally Accepted Accounting Principles, the difference in the carrying value of the Old Notes and aggregate principal and interest payments of the New Notes was recognized as a $24.7 million discount to the stated value of the New Notes, which is amortized to interest expense over the term of the New Notes. For the quarter ended March 31, 2004, total interest on the New Notes was $4.5 million, which reflects future cash payments of interest of $3.8 million and

$0.7 million resulting from amortization of the discount on the New Notes. We believe our interest expense for the quarter ended June 30, 2004 will not exceed $8.0 million.

Income Tax

No income tax benefit was recorded for the quarters ended March 31, 2004 and 2003, as it was more likely than not that the income tax benefit would not be realized.

Loss from Continuing Operations

For the quarter ended March 31, 2004, loss from continuing operations increased to $9.9 million compared to $6.7 million for the same quarter of the previous year. The increase is the result of higher cost of equipment, selling and marketing expense, increased spending associated with the Recapitalization Plan of $0.8 million and higher interest expense of $1.1 million, partially offset by the $1.2 million special settlement received from Sprint related to an improved bad debt expense profile related to certain customers.

Income (Loss) from Discontinued Operations

Discontinued operations reflect a loss from iPCS of $14.3 million during the quarter ended March 31, 2003.

For the six months ended March 31, 2004 compared to the six months ended March 31, 2003:

                                                                              For the Six Months Ended March 31,
                                                           -----------------------------------------------------------------------
                                                                                                      Increase         Increase
                                                                 2004               2003            (Decrease)$      (Decrease)%
                                                           -----------------   ----------------   --------------  ----------------
                                                                          (Dollars in thousands)

Service revenue                                                   $ 123,829          $ 120,096       $ 3,733                3.1%
Roaming revenue                                                      29,981             32,805        (2,824)              (8.6%)
Equipment revenue                                                     5,729              5,713            16                0.3%
                                                           -----------------   ----------------   --------------
    Total                                                         $ 159,539          $ 158,614       $   925                0.6%
                                                           =================   ================   ==============

Service Revenue

The increase in service revenue for the six months ended March 31, 2004 over the same period of the previous year reflects a higher average number of subscribers using our network, relatively consistent average revenue per subscriber, higher monthly recurring revenue and feature charges and increased data revenue, partially offset by higher credits and lower revenue from "minutes over plan," or airtime usage in excess of the subscribed usage plans. In late calendar year 2002, Sprint implemented the new PCS to PCS product offering described above. Pursuant to our Sprint Agreements, we are required to support this program in our territory. The number of minutes-over-plan charged to subscribers for plan overages used and associated revenues decreased while the number of minutes used for PCS to PCS calls has increased significantly.

Roaming Revenue

The decrease in roaming revenue for the six months ended March 31, 2004 over the same period of the previous year is attributable primarily to the lower reciprocal roaming rate charged among Sprint and its PCS network partners, partially offset by increased volume in inbound roaming traffic. For the six months ended March 31, 2004, the Company's roaming revenue from Sprint and its PCS network partners was $28.7 million, or approximately 96% of the roaming revenue, compared to $31.0 million or approximately 95% for the six months ended March 31, 2003.

Equipment Revenue

Equipment revenue for the six months ended March 31, 2004 increased slightly over the same period of the previous year, primarily due to increased handset sales of $6.3 million or 68% prior to rebates and promotion costs, offset by a $6.3 million increase in handset rebates and promotions and a decrease in gross additions from our retail and local distributor channels. The increase in handset sales is comprised of a $4.4 million increase in sales of new or upgraded handsets to existing subscribers and a $1.9 million increase in sales to new subscribers.

Cost of Service and Roaming

                                                                              For the Six Months Ended March 31,
                                                           -----------------------------------------------------------------------
                                                                                                      Increase         Increase
                                                                 2004               2003            (Decrease)$      (Decrease)%
                                                           -----------------   ----------------   --------------  ----------------
                                                                          (Dollars in thousands)

Cost of roaming                                                    $ 24,736           $ 27,135         $ (2,399)            (8.8%)
Network operating costs                                              31,158             28,846            2,312              8.0%
Bad debt expense                                                       (718)             2,155           (2,873)          (133.3%)
Wireless handset subsidies                                              996              3,353           (2,357)           (70.3%)
Other cost of service                                                25,739             30,681           (4,942)           (16.1%)
                                                           -----------------   ----------------   --------------
    Total cost of service and roaming                              $ 81,911           $ 92,170        $ (10,259)           (11.1%)
                                                           =================   ================   ==============


Cost of Roaming

Cost of roaming decreased for the six months ended March 31, 2004 compared to the same period of the previous year as a result of the decrease in the reciprocal roaming rate charged among Sprint and its network partners partially offset by higher volumes. Cost of roaming of $23.8 million and $25.7 million or 96% and 95% of the total cost of roaming was attributable to Sprint and its network partners for the six months ended March 31, 2004 and 2003, respectively.

Network Operating Costs

Network operating costs increased for the six months ended March 31, 2004 compared to the same period of the previous year as a result of increased network costs related to increased network usage of approximately 33%, including higher long distance cost and increased interconnect charges.

Bad Debt Expense

Bad debt expense decreased for the six months ended March 31, 2004 compared to the same period of the previous year. During the six months ended March 31, 2004, the Company recorded a $1.2 million special settlement received from Sprint resulting from a change in the bad debt profile for certain subscribers. In addition, we believe the improvements in the credit quality and payment profile of our subscriber base since we re-imposed deposits for sub-prime credit subscribers in early 2002 and the subsequent increases in February 2003 resulted in significant improvements in accounts receivable write-off experience, increased collections, and the associated decrease in bad debt expense for the six months ended March 31, 2004.

Wireless Handset Subsidies

Despite an increase in the number of subscribers making handset upgrade purchases, wireless handset subsidies on existing subscriber upgrades sold through national third-party retailers decreased for the six months ended March 31, 2004 compared to the same period of the previous year as a result of reduced subsidies paid per handset to national third-party retailers. Subsidies paid to national third-party retailers decreased as a result of increased handset rebates and promotions offered directly to our customers through the national third party channel. Handset rebates and promotions sold through the national third party channels offered directly to our customers are included in selling and marketing expense.

Other Cost of Service

Other cost of service decreased for the six months ended March 31, 2004 compared to the same period of the previous year. The decrease was attributable to lower service bureau costs and fees paid to Sprint, a $2.6 million special settlement from Sprint for service bureau fees charged for calendar year 2003 and a $1.2 million special settlement resulting from Sprint's decision to discontinue their billing system conversion in 2004.

Cost of Equipment, Other Operating Expenses and Interest



                                                                              For the Six Months Ended March 31,
                                                           -----------------------------------------------------------------------
                                                                                                      Increase         Increase
                                                                 2004               2003            (Decrease)$      (Decrease)%
                                                           -----------------   ----------------   --------------  ----------------
                                                                          (Dollars in thousands)

Cost of equipment                                                  $ 13,788           $ 10,302            3,486             33.8%
Selling and marketing expense                                        26,063             28,203           (2,140)            (7.6%)
General and administrative expense                                   12,804             10,036            2,768             27.6%
Depreciation and amortization of property and equipment              23,659             23,244              415              1.8%
Loss (gain) on disposal of property
    and equipment                                                        (5)               418              423            101.2%
Interest income                                                         322                 25              297           1188.0%
Interest expense                                                    (22,627)           (20,391)           2,236             11.0%

Cost of Equipment

Cost of equipment increased for the six months ended March 31, 2004 compared to the same period of the previous year primarily as a result of increased retail upgrade sales of handsets to existing subscribers, offset by decreased subscriber gross additions.

Selling and Marketing Expense

Selling and marketing expense decreased for the six months ended March 31, 2004 compared to the same period of the previous year reflecting the effect of reduced advertising and promotion expense and staff reductions and store closings implemented in early fiscal 2003, partially offset by increased rebates for handset upgrade costs through national third parties.

General and Administrative Expense

General and administrative expense increased for the six months ended March 31, 2004 compared to the same period of the previous year, as a result of an increase in outside consulting services of $1.7 million and higher salaries and other employee costs of $1.1 million. The higher salaries and other employee costs are the result of fully absorbing corporate overhead costs previously shared with iPCS.

Depreciation and Amortization of Property and Equipment

Depreciation expense increased for the six months ended March 31, 2004 compared to the same period of the previous year primarily as a result of additional network assets placed in service in the later part of fiscal year 2003. The Company purchased $7.4 million of property and equipment in the six months ended March 31, 2004, compared to property and equipment purchases of $6.7 million in the six months ended March 31, 2003.

Interest Expense

Interest expense increased for the six months ended March 31, 2004 compared to the same period of the previous year as a result of interest accruing on the New Notes beginning January 1, 2004 in conjunction with accreted interest on the Old Notes until acceptance of the exchange offers on February 12, 2004. This increase was partially offset by a decline in interest rates and reduced borrowings on the credit facility. The Company had outstanding credit facility borrowings of $137.7 million at a weighted average interest rate of 4.96% at March 31, 2004, compared to $143.5 million at a weighted average interest rate of 5.37% at March 31, 2003.

Income Tax

No income tax benefit on continuing operations was recorded for the six months ended March 31, 2004 and 2003 as it was more likely than not that the income tax benefit would not be realized.

Loss from Continuing Operations

For the six months ended March 31, 2004, loss from continuing operations improved to $21.0 million compared to $26.1 million for the same period of the previous year. The improvement is the result of lower cost of service and selling and marketing expense, offset by increased spending associated with the Recapitalization Plan of $3.1 million, increased interest expense of $2.2 million and higher cost of equipment.

Income (Loss) from Discontinued Operations

Discontinued operations is comprised of a $184.1 million non-monetary gain from the elimination of the investment in iPCS for the six months ended March 31, 2004 and a loss from the discontinued operations of iPCS of $42.6 million during the six months ended March 31, 2003.

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

Terms such as subscriber net additions, average revenue per user ("ARPU"), churn, and cost per gross addition ("CPGA") are important operating metrics used in the wireless telecommunications industry. These metrics are important to compare us to other wireless service providers. ARPU and CPGA assist management in budgeting and CPGA also assists management in quantifying the incremental costs to acquire a new subscriber. Except for churn and net subscriber additions, we have included a reconciliation of these metrics to the most directly comparable GAAP financial measure. Churn and subscriber net additions are operating statistics with no comparable GAAP financial measure. ARPU and CPGA are supplements to GAAP financial information and should not be considered an alternative to, or more meaningful than, revenues, expenses, loss from continuing operations, or net income (loss) as determined in accordance with GAAP.

Earnings before interest, taxes, depreciation and amortization, or "EBITDA," is a performance metric we use and which is used by other companies. Management believes that EBITDA is a useful adjunct to loss from continuing operations and other measurements under GAAP because it is a meaningful measure of a company's performance, as interest, taxes, depreciation and amortization can vary significantly between companies due in part to differences in accounting policies, tax strategies, levels of indebtedness, capital purchasing practices and interest rates. EBITDA also assists management in evaluating operating performance  and  is  sometimes  used  to  evaluate  performance  for  executive compensation. We have included below a presentation of the GAAP financial measure most directly comparable to EBITDA, which is loss from continuing operations, as well as a reconciliation of EBITDA to loss from continuing operations. EBITDA is a supplement to GAAP financial information and should not be considered an alternative to, or more meaningful than, net income (loss), loss from continuing operations, or operating income (loss) as determined in accordance with GAAP. EBITDA has distinct limitations as compared to GAAP information such as net income (loss), loss from continuing operations, or operating income (loss). By excluding interest and income taxes for example, it may not be apparent that both represent a reduction in cash available to the Company. Likewise, depreciation and amortization, while non-cash items, represent generally the decreases in the value of assets that produce revenue for the Company.

ARPU, churn, CPGA, and EBITDA as used by the Company may not be comparable to a similarly titled measure of another company.

The following terms used in this report have the following meanings:

    o "ARPU" summarizes the average monthly service revenue per user, excluding roaming revenue. The Company excludes roaming revenue from its ARPU calculation because this revenue is generated from customers of Sprint and other carriers that use our network and not directly from our subscribers. ARPU is computed by dividing average monthly service revenue for the period by the average number of subscribers for the period.

    o "Churn" is the average monthly rate of subscriber turnover that both voluntarily and involuntarily discontinued service during the period, expressed as a percentage of the average number of subscribers for the period. Churn is computed by dividing the number of subscribers that discontinued service during the period, net of 30-day returns, by the average subscribers for the period.

    o "CPGA" summarizes the average cost to acquire new subscribers during the period. CPGA is computed by adding the income statement components of selling and marketing expense (including commissions and upgrade costs), cost of equipment and activation costs (which are included as a component of cost of service and roaming) and reducing that amount by the equipment revenue recorded. That net amount is then divided by the total new subscribers acquired during the period.

    o "EBITDA" means earnings before interest, taxes, depreciation and amortization.

The tables, which follow present and reconcile non-GAAP financial measures and key operating metrics for the Company for the quarters and six months ended March 31, 2004 and 2003.

For the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003:

The table below sets forth key operating metrics for the Company for the quarters ended March 31, 2004 and 2003 (dollars in thousands, except unit and per unit data):


                                                            For the Quarters Ended March 31,
                                        -----------------------------------------------------------------------
                                                                                   Increase         Increase
                                              2004               2003            (Decrease)       (Decrease)
                                        -----------------   ----------------   --------------  ----------------

Total subscribers, end of period             367,807             358,564             9,243           2.6%
Subscriber gross additions                    41,741              43,003            (1,262)         (2.9%)
Subscriber net additions                       7,909               5,755             2,154          37.4%
Churn                                          2.92%               3.30%            (0.38%)            NM
ARPU                                        $  56.48            $  56.38          $   0.10           0.2%
CPGA                                           $ 409               $ 302             $ 107          35.4%
EBITDA                                      $ 13,162            $ 15,099          $ (1,937)        (12.8%)




The reconciliation of ARPU to service revenue, as determined in accordance with GAAP, is as follows (dollars in thousands, except per unit data):


                                                           For the Quarters Ended March 31,
                                        -----------------------------------------------------------------------
                                                                                   Increase         Increase
                                              2004               2003            (Decrease)        (Decrease)
                                        -----------------   ----------------   --------------  ----------------

Average Revenue Per User (ARPU):
Service revenue                            $ 61,656            $ 60,163            $ 1,493            2.5%
Average subscribers                         363,853             355,687              8,166            2.3%
ARPU                                       $  56.48            $  56.38            $  0.10            0.2%







The reconciliation of CPGA to selling and marketing expense, as determined in accordance with GAAP, is calculated as follows (dollars in thousands, except per unit data):



                                                        For the Quarters Ended March 31,
                                           ------------------------------------------------------------
                                                                            Increase        Increase
                                               2004           2003        (Decrease)      (Decrease)
                                           -------------  --------------  -------------  --------------

Cost Per Gross Addition (CPGA):
Selling and marketing expense                  $ 11,916        $ 11,384        $   532            4.7%
Plus: activation costs                              838             843             (5)          (0.6%)
Plus: cost of equipment                           7,202           3,455          3,747          108.5%
Less: equipment revenue                          (2,882)         (2,691)          (191)          (7.1%)
                                           -------------  --------------  -------------
Total acquisition costs                        $ 17,074        $ 12,991        $ 4,083           31.4%
                                           =============  ==============  =============
Gross additions                                  41,741          43,003         (1,262)          (2.9%)
CPGA                                           $    409        $    302        $   107           35.4%




The reconciliation of EBITDA to our reported loss from continued operations, as determined in accordance with GAAP, is as follows (dollars in thousands):

                                                                  For the Quarters Ended March 31,
                                               -----------------------------------------------------------------------
                                                                                          Increase         Increase
                                                     2004               2003            (Decrease)       (Decrease)
                                               -----------------   ----------------   --------------  ----------------

Loss from continuing operations                    $ (9,876)           $ (6,698)        $ (3,178)         (47.4%)
Depreciation and amortization of property
  and equipment                                      11,892              11,625              267            2.3%
Interest income                                        (165)                (25)            (140)             NM
Interest expense                                     11,311              10,197            1,114           10.9%
                                                   -------------     --------------     -------------
EBITDA                                             $ 13,162            $ 15,099         $ (1,937)         (12.8%)
                                                   =============     ==============     =============

Subscriber Gross Additions

Subscriber gross additions decreased slightly for the quarter ended March 31, 2004 compared to the same quarter in 2003. This decrease is due to the increase in the deposit for sub-prime customers and Sprint's loss of certain national third-party distribution channels.

Subscriber Net Additions

Subscriber net additions increased for the quarter ended March 31, 2004, compared to the same quarter in 2003. The increase is due to improved subscriber churn, partially offset by a reduction in subscriber gross additions.

Average Revenue Per User

ARPU increased slightly for the quarter ended March 31, 2004 compared to the same quarter for 2003 primarily as a result of an increase in subscriber monthly recurring charges and higher data revenue offset by a reduction in revenue from customers using minutes in excess of their subscriber usage plans and higher customer credits.

Churn

Churn improved for the quarter ended March 31, 2004, compared to the same quarter for 2003. The Company has focused on improving the credit quality of the subscriber base. We believe this improvement in credit quality may have resulted in the reduction in churn for the quarter ended March 31, 2004 compared to the same period in 2003.

Cost per Gross Addition

CPGA increased for the quarter ended March 31, 2004 compared to the same quarter in 2003. The increase reflects increased costs for marketing, selling, advertising, handset sales incentives, handset upgrade costs through our retail and national third party channels and rebates that were spread over a lower number of gross additions.

EBITDA

EBITDA for the quarter ended March 31, 2004 decreased from the same quarter in 2003. This decrease is a result of higher equipment costs, and selling, marketing, and advertising costs and $0.8 million in Restructuring Costs, offset by slightly higher revenues, lower cost of service and roaming and a special Sprint settlement of $1.2 million recorded related to the improvement in certain customers bad debt profiles.

For the six months ended March 31, 2004 compared to the six months ended March 31, 2003:

The table below sets forth key operating metrics for the Company for the six months ended March 31, 2004 and 2003 (dollars in thousands, except unit and per unit data):

                                                       For the Six Months Ended March 31,
                                        --------------------------------------------------------------
                                                                           Increase        Increase
                                            2004           2003           (Decrease)      (Decrease)%
                                        -------------  --------------  -------------  ----------------

Total subscribers, end of period             367,807         358,564          9,243              2.6%
Subscriber gross additions                    77,342          98,624        (21,282)           (21.6%)
Subscriber net additions                       8,347          19,425        (11,078)           (57.0%)
Churn                                          2.99%           3.53%         (0.54%)               NM
ARPU                                        $  56.76        $  57.38        $ (0.62)            (1.1%)
CPGA                                        $    463        $    354        $   109             30.8%
EBITDA                                      $ 24,978        $ 17,485        $ 7,493             42.9%



The reconciliation of ARPU to service revenue, as determined in accordance with GAAP, is as follows (dollars in thousands, except per unit data):


                                                           For the Six Months Ended March 31,
                                        -----------------------------------------------------------------------
                                                                                   Increase         Increase
                                              2004               2003            (Decrease)       (Decrease)%
                                        -----------------   ----------------   --------------  ----------------
                                                       (Dollars in thousands)
Average Revenue Per User (ARPU):
Service revenue                             $ 123,829          $ 120,096         $ 3,733            3.1%
Average subscribers                           363,634            348,852          14,728            4.2%
ARPU                                            56.76              57.38           (0.62)          (1.1%)


The reconciliation of CPGA to selling and marketing expense, as determined in accordance with GAAP, is calculated as follows (dollars in thousands, except per unit data):

                                                       For the Six Months Ended March 31,
                                        --------------------------------------------------------------
                                                                           Increase        Increase
                                            2004           2003           (Decrease)      (Decrease)%
                                        -------------  --------------  -------------  ----------------

Cost Per Gross Addition (CPGA):
Selling and marketing expense               $ 26,063        $ 28,203       $ (2,140)            (7.6%)
Plus: activation costs                         1,718           2,111           (393)           (18.6%)
Plus: cost of equipment                       13,788          10,302          3,486             33.8%
Less: equipment revenue                       (5,729)         (5,713)           (16)            (0.3%)
                                        -------------  --------------  -------------
Total acquisition costs                     $ 35,840        $ 34,903       $    937              2.7%
                                        =============  ==============  =============
Gross additions                               77,342          98,624        (21,282)           (21.6%)
CPGA                                        $    463        $    354       $    109             30.8%



The reconciliation of EBITDA to our reported loss from continued operations, as determined in accordance with GAAP, is as follows (dollars in thousands):


                                                           For the Six Months Ended March 31,
                                            --------------------------------------------------------------
                                                                               Increase        Increase
                                                2004           2003           (Decrease)      (Decrease)%
                                            -------------  --------------  -------------  ----------------

Loss from continuing operations                $ (20,986)      $ (26,125)       $ 5,139             19.7%
Depreciation and amortization of property
  and equipment                                   23,659          23,244            415              1.8%
Interest income                                     (322)            (25)          (297)               NM
Interest expense                                  22,627          20,391          2,236             11.0%
                                            -------------  --------------  -------------
EBITDA                                          $ 24,978        $ 17,485        $ 7,493             42.9%
                                            =============  ==============  =============


Subscriber Gross Additions

Subscriber gross additions decreased for the six months ended March 31, 2004 compared to the same period in 2003. This decrease is due to the increase in the deposit for sub-prime credit customers, the loss of distribution from closing retail stores, and Sprint's loss of certain national third-party distribution channels.

Subscriber Net Additions

Subscriber net additions decreased for the six months ended March 31, 2004, compared to the same period in 2003. This decrease is due to the reduction in subscriber gross additions, partially offset by the reduced subscriber churn rate.

Average Revenue Per User

ARPU decreased for the six months ended March 31, 2004 compared to the same period for 2003 primarily as a result of a reduction in revenue from customers using minutes in excess of their subscriber usage plans and higher customer credits, offset by an increase in subscriber monthly recurring charges.

Churn

Churn improved for the six months ended March 31, 2004, compared to the same period for 2003. The Company has focused on improving the credit quality of the subscriber base. We believe this improvement in credit quality may have resulted in the reduction in churn for the six months ended March 31, 2004 compared to the same period in 2003.

Cost per Gross Addition

CPGA increased for the six months ended March 31, 2004 compared to the same period in 2003. The increase reflects increased costs for marketing, selling, advertising, handset sales incentives, handset upgrade costs through our retail and national third party channels and rebates that were spread over a lower number of gross additions.

EBITDA

EBITDA for the six months ended March 31, 2004 increased from the same period in 2003. This increase is a result of an increase in revenues and decreased spending in cost of services and selling and marketing, and a special Sprint settlement of $1.2 million recorded for the change in certain customer bad debt profiles and a $1.2 million special settlement resulting from Sprint's decision to discontinue their billing system conversion, offset by $3.1 million in Restructuring Costs.

Liquidity and Capital Resources

As of March 31, 2004, the Company had $48.6 million in cash and cash equivalents compared to $54.1 million in cash and cash equivalents at September 30, 2003. The Company's working capital for March 31, 2004 was $3.8 million, compared to working capital of $12.5 million at September 30, 2003. The decrease in the Company's cash position of $5.5 million is attributable to the following (dollars in thousands):

                                               For the Six Months Ended
                                                       March 31,
                                                         2004
                                              ---------------------------
Operating Activities
Cash received from Sprint                      $                 128,184
Cash paid to Sprint                                              (36,822)
Cash paid to vendors and employees                               (65,559)
Credit facility interest payments                                 (4,529)
                                              ---------------------------
                                                                  21,274
                                              ---------------------------
Investing Activities
                                              ---------------------------
Capital expenditures                                              (7,361)
                                              ---------------------------

Financing Activities
Credit facility principal payments                               (13,761)
Other financing costs                                             (5,637)
                                              ---------------------------
                                                                 (19,398)
                                              ---------------------------
                                                                $ (5,485)
                                              ===========================




                                                                    For the Six Months Ended March 31,
                                                 -----------------------------------------------------------------------
                                                                                            Increase         Increase
                                                       2004               2003            (Decrease)$       (Decrease)%
                                                 -----------------   ----------------   --------------  ----------------
                                                          (Dollars in thousands)

Cash provided by operating activities               $ 21,274          $  15,627         $   5,647               36.1%
Cash used in investing activities                     (7,361)            (6,654)             (707)             (10.6%)
Cash (used in) provided by financing activities      (19,398)             7,045           (26,443)            (375.3%)
                                                  ----------------  ----------------  ----------------  ----------------
     Net (decrease) increase                        $ (5,485)         $  16,018         $ (21,503)            (134.2%)
                                                  ================  ================  ================  ================


Net Cash Provided By Operating Activities

The $21.3 million of cash provided by operating activities for the six months ended March 31, 2004 was the result of the Company's $163.1 million net income offset by non-cash items including gain on discontinued operations, depreciation, amortization of note discounts, financing costs, provision for doubtful accounts, non-cash stock compensation and loss (gain) on disposal of property and equipment totaling $145.8 million. These non-cash items were partially offset by favorable changes in other operating assets and liabilities of $4.0 million. The $15.6 million of cash provided by operating activities for the six months ended March 31, 2003 was the result of the Company's $68.7 million net loss offset by non-cash items including loss on discontinued operations, depreciation, amortization of note discounts, financing costs, provision for doubtful accounts and non-cash stock option compensation, loss
(gain) on disposal of property and equipment totaling $85.3 million. These non-cash items were partially offset by a decrease in other operating assets and liabilities of $1.0 million.

Net Cash Used in Investing Activities

The $7.4 million of cash used in investing activities for the six months ended March 31, 2004 represents purchases of property and equipment. Purchases of property and equipment for the six months ended March 31, 2004 related to expansion of switch capacity and improvements in service quality. For the six months ended March 31, 2003, cash used in investing activities was $6.7 million for purchases of property and equipment.

Net Cash (Used In)Provided by Financing Activities

The $19.4 million in cash used in financing activities during the six months ended March 31, 2004, consisted of $13.8 million for principal payments associated with the credit facility and $4.8 million in debt restructuring costs which were capitalized to paid in capital, and $0.9 million in fees capitalized related to amending the credit facility. The $7.0 million of cash provided by financing activities during the six months ended March 31, 2003 consisted of $8.0 million borrowed under the credit facility, offset by $1.0 million of principal payments associated with the credit facility.

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

As shown in the condensed consolidated financial statements, the Company has generated significant net losses since inception and has an accumulated deficit of $1.1 billion and stockholders' deficit of $91.5 million at March 31, 2004. For the six months ended March 31, 2004, the Company's loss from continuing operations amounted to $21.0 million. In addition to its capital needs to fund operating losses, the Company has invested large amounts to build-out its networks and for other capital assets. Since inception, the Company has invested over $300 million to purchase property and equipment. As of March 31, 2004, the Company had working capital of $3.8 million and cash and cash equivalents of $48.6 million, and no remaining availability under its credit facility. As a result, the Company is completely dependent on available cash and operating cash flow to pay debt service and meet its other capital needs. If such sources are not sufficient, alternative funding sources may not be available.

Due to the factors described in the Company's Annual Report for the fiscal year ended September 30, 2003, management made changes to the assumptions underlying its long-range business plan. These factors included slower subscriber growth, increased competition and churn and our dependence on Sprint and Sprint's changes to various programs and fees. These factors led the Company to revise its business strategy and take actions to cut costs during 2003. These actions included the following:

     o Restructuring the Company's organization and eliminating more than 150 positions;

     o    Reducing capital expenditures;

     o    Reducing spending for sales and marketing activities; and

     o Reducing per minute network operating costs by more closely managing connectivity costs.

These actions improved operating cash flow, however, under the Company's business plan during 2003, our compliance with the financial covenants under our credit facility was not assured and the Company's ability to generate sufficient cash flow to meet its financial covenants and payment obligations in 2005 and beyond was substantially uncertain. There was substantial risk that under its business plan, the Company would not have sufficient liquidity to meet its cash interest obligations under the Old Notes in 2006. As a result, the Company initiated the Recapitalization Plan. In light of these circumstances and the possibility of the Prepackaged Plan, in connection with their audit of our 2003 financial statements, KPMG LLP, the Company's independent auditors, included an explanatory paragraph regarding the Company's ability to continue as a going concern in their audit opinion. Such explanatory paragraph would have resulted in a default under our credit facility; however, the Company obtained an amendment of its credit facility to permit this explanatory paragraph and prevent a default. The completion of the Recapitalization Plan improved the Company's capital structure and reduced the required payments under the Company's Old Notes and we believe we will have sufficient cash and cash equivalents and cash flow from operations to satisfy the Company's liquidity needs for at least the next twelve months.

Pursuant to the Recapitalization Plan, all but 0.6% of the 13.5% Old Notes maturing in 2009 were replaced by the 9 3/8% New Notes maturing in 2009. As a result, after 2004, the financial restructuring provides estimated cumulative cash savings of $255 million through 2009, by reducing our principal payment by $139.2 million and annual cash interest payment by $25.5 million per year after 2004.

Over time, Sprint has increased fees charged to the Company and other network partners and has added fees that were not anticipated when the agreements with Sprint were entered into. Sprint also sought to collect money from us that we believe is not authorized under the agreements. In addition, Sprint has imposed additional programs, requirements and conditions that have adversely affected our financial performance. If these increases, additional charges and changes continue, our operating results, liquidity and capital resources could be adversely affected. As of March 31, 2004, we have disputed approximately $12.4 million in invoiced charges and $2.7 million claimed by Sprint but not invoiced for such increases and additional charges, which have not been fully resolved. While we believe that we have adequately reserved for these disputed amounts, if they are resolved in favor of Sprint and against the Company, the payment of this amount of money could adversely affect our liquidity and capital resources. The resolution of all disputes in favor of Sprint and payment of disputed amounts would reduce our cash position by approximately $15.1 million.

Capital Resources

As of March 31, 2004, the Company had $48.6 million of cash and cash equivalents. The Company has no further borrowing available under the credit facility.

Contractual Obligations

The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to the credit facility, the Old Notes, New Notes and non-cancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Expected future minimum contractual cash obligations for the next five years and in the aggregate at September 30, 2003, giving effect to changes made as a result of the Recapitalization Plan, are as follows (dollars in thousands):

                                                         Payments Due By Period for Years Ending September 30,
                                        ----------------------------------------------------------------------------------------
                                             Total       2004        2005        2006        2007        2008       Thereafter
                                        -------------  ----------  ----------  ----------  ----------  ----------  -------------
Credit facility, principal (1)             $ 151,475    $ 20,275    $ 21,200    $ 30,107    $ 39,893    $ 40,000      $       -
Credit facility, interest (2)                 24,188       7,460       6,779       5,327       3,430       1,192              -
Old Notes, principal                           1,795           -           -           -           -           -          1,795
Old Notes, interest (3)                        1,212           -         242         242         242         243            243
New Notes, principal                         159,035           -           -           -           -           -        159,035
New Notes, interest (4)                       84,487      14,909      14,909      14,909      14,909      14,909          9,942
Operating leases (5)                          60,262      18,899      14,396       9,485       6,632       5,159          5,691
                                        -------------  ----------  ----------  ----------  ----------  ----------  -------------
                                           $ 482,454    $ 61,543    $ 57,526    $ 60,070    $ 65,106    $ 61,503      $ 176,706
                                        =============  ==========  ==========  ==========  ==========  ==========  =============


(1) Total repayments are based upon borrowings outstanding as of September 30, 2003.
(2) Interest rate is assumed to be 5.5%. As of March 31, 2004, the weighted-average interest rate on the credit facility was 4.96%. Due to a $10.0 million pre-payment made on February 20,2004, offset by subsequent credits, projected interest decreased approximately $0.5 million in FY 2004.
(3)  Interest rate on Old Notes is 13.5% with payments starting in 2005.
(4)  Interest rate on New Notes is 9.375% with payments starting in June 2004.
(5) Operating leases do not include payments due under renewals to the original lease term.

On August 16, 1999, the Company entered into a $153.5 million senior credit facility. The credit facility provides for (i) a $13.5 million senior secured term loan ("Tranche I Term Loan") which matures on June 6, 2007 and (ii) a $140.0 million senior secured term loan ("Tranche II Term Loan") which matures on September 30, 2008. Under the Credit Agreement, the Company makes quarterly payments which began on December 31, 2002 for Tranche I and March 31, 2004 for Tranche II. The quarterly payments are predetermined based upon a percentage of the aggregate balance and consist of (i) eight payments of 3.75%, (ii) four payments of 5%, (iii) six payments of 7.143% and (iv) a final payment of 7.142%. No amounts remain available for borrowing under the credit facility. The credit facility is secured by all the assets of the Company and its restricted subsidiaries. The interest rate for the credit facility is determined on a margin above either the prime lending rate in the United States or the London Interbank Offer Rate.

The credit facility contains ongoing financial covenants, including reaching covered population targets, maximum annual spending on capital expenditures, attaining minimum subscriber revenues, and maintaining certain leverage and other ratios such as debt to total capitalization, debt to EBITDA (as defined in the credit facility agreement, "Bank EBITDA") and Bank EBITDA to fixed charges. The credit facility restricts the ability of the Company and its restricted subsidiaries to: create liens; incur indebtedness; make certain payments, including payments of dividends and distributions in respect of capital stock; consolidate, merge and sell assets and engage in certain transactions with affiliates. As of March 31, 2004, the Company was in compliance in all material respects with covenants contained in the credit facility.

The Company entered into an amendment to the credit facility on November 30, 2003. Certain changes were effective for periods ended December 31, 2003 and are used in determining compliance with financial covenants for periods ended December 31, 2003 and thereafter. These changes include (i) changes to the definition of Bank EBITDA to provide that, among other things, in determining Bank EBITDA, certain additional items will be added back to our consolidated net income or loss (to the extent deducted in determining such income or loss), including any charges incurred in connection with the restructuring, up to $2.0 million per year to pursue claims against, or dispute claims by, Sprint and up to $5.0 million in start-up costs in connection with any outsourcing of billing and customer care services; (ii) calculating the ratio of total debt to Bank EBITDA and senior secured debt to Bank EBITDA based on the four most recent fiscal quarters, rather than the last two quarters annualized and (iii) deleting the minimum subscriber covenant. In addition, the amendment provides for a waiver, effective September 30, 2003, of the requirement that the Company obtain an opinion from its independent auditors with respect to the financial statements for the year ended September 30, 2003 that does not contain a going concern or other similar qualification. Other changes include: (i) revising the threshold requirements for minimum revenues and most of the ratios that we are required to maintain; (ii) providing the ability to incur certain other limited indebtedness and related liens; (iii) providing the ability to make certain investments and form subsidiaries under limited circumstances that are not subject to certain restrictive covenants contained in the credit facility or required to guarantee the credit facility and (iv) permitting us to repurchase, at a discount, the Old Notes or the New Notes from our cash on hand in an aggregate amount not to exceed $25 million in value of those notes, provided that we at the same time incur an equal amount of permitted subordinated indebtedness.

The amendment will not affect any of the other provisions of the credit facility, including those which restrict the Company's ability to merge, consolidate or sell substantially all of its assets. In connection with the amendment, the Company prepaid $10.0 million in principal under the credit facility, which will be credited pro rata against principal payments otherwise due in fiscal years 2004 and 2005 in the amount of $7.5 million and $2.5 million, respectively. The amendment did not otherwise affect the Company's obligation to pay interest, premium, if any, or any other of the principal on the credit facility, when due.

On February 20, 2004, the Company issued approximately $159.0 million in aggregate principal amount of new senior subordinated secured notes that mature on September 1, 2009 in exchange for Old Notes in an aggregate principal amount of $298.5 million. The New Notes bear interest at the rate of 9 3/8% per year, accruing from January 1, 2004, which is payable each January 1 and July 1, beginning on July 1, 2004. The Company may redeem some or all of the New Notes at any time on or after January 1, 2006 at specified redemption prices.

The New Notes are subordinated to up to $175.0 million of the Company's senior debt under its credit facility and are fully and unconditionally guaranteed on a senior subordinated basis by the Company's subsidiaries that guarantee the Company's obligations under the credit facility. In addition, the New Notes are secured by a second-priority lien, subject to certain exceptions and permitted liens, on all the collateral that secures the Company's and its guarantor subsidiaries' obligations under the Company's credit facility. If the Company undergoes a change of control (as defined in the indenture that governs the New Notes), then it must make an offer to repurchase the New Notes at 101% of the principal amount of the notes then outstanding.

The New Notes contain covenants, subject to certain exceptions, that prohibit the Company's ability to, among other things, incur more debt; create liens; repurchase stock and make certain investments; pay dividends, make loans or transfer property or assets; enter into sale and leaseback transactions, transfer or dispose of substantially all of the Company's assets; or engage in transactions with affiliates. Some exceptions to the restrictions on the Company's ability to incur more debt include: up to $175 million of indebtedness under the Company's credit facility; up to $5 million of capital lease obligations; and up to $50 million of additional general indebtedness. As of March 31, 2004, the Company was in compliance in all material respects with covenants contained in the note indenture.

The Company has no off-balance  sheet  arrangements and has not entered into any
transactions  involving   unconsolidated,   limited  purpose  variable  interest
entities or commodity contracts.

As of March 31, 2004, two major credit rating agencies rate the Company's unsecured debt. The ratings were as follows:

       Type of facility     S&P       Moody's
       ----------------     ---       -------
       New Notes            CCC-      Caal
       Credit Facility      CCC+      B2

Related Party Transactions

See Note 3 to the condensed consolidated financial statements for a description of transactions with Sprint.

Item 3.    Quantitative And Qualitative Disclosure About Market Risk

In the normal course of business, the Company's operations are exposed to interest rate risk on its credit facilities and any future financing requirements. The Company's fixed rate debt consists primarily of the carrying value of the New Notes ($135.1 million including discounts of $23.9 million at March 31, 2004) and the remaining accreted carrying value of the Old Notes ($1.7 million at March 31, 2004). The Company's variable rate debt consists of borrowings made under the credit facility ($137.7 million outstanding at March 31, 2004). As of March 31, 2004, the weighted average interest rate under the credit facility was 4.96%. Our primary interest rate risk exposures relate to
(i) the interest rate on long-term borrowings; (ii) our ability to refinance the New Notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

The following table presents the estimated future balances of outstanding long-term debt projected at the end of each period and future required annual principal payments for each period then ended associated with the New Notes, Old Notes (net of original issue discount) and credit facility based on projected levels of long-term indebtedness (dollars in thousands):

                                                           Years Ending September 30,
                        -------------------------------------------------------------------------------------------
                            2004            2005           2006            2007           2008        Thereafter
                        --------------  -------------  --------------  -------------  -------------- --------------
New Notes                   $ 159,035      $ 159,035       $ 159,035      $ 159,035       $ 159,035    $    -
Fixed interest rate            9.375%         9.375%          9.375%         9.375%          9.375%        9.375%
Principal payments          $    -         $    -          $    -         $   -           $   -        $ 159,035

Credit facility             $ 131,200      $ 110,000       $ 79,893       $ 40,000        $   -        $    -
Variable interest rate (1)       5.5%           5.5%            5.5%           5.5%            5.5%         -
Principal payments          $  20,275      $  21,200       $ 30,107       $ 39,893        $ 40,000     $    -

Old Notes                   $   1,778      $   1,779       $  1,781       $  1,784        $ 1,788      $    -
Fixed interest rate             13.5%          13.5%           13.5%          13.5%           13.5%         13.5%
Principal payments          $    -         $    -          $  -           $    -          $   -        $   1,795


 (1) The interest rate on the credit facility equals the London Interbank Offered Rate ("LIBOR") +3.75%. LIBOR is assumed to equal 1.75% for all periods presented. A 1% increase (decrease) in the variable interest rate would result in a $0.8 million increase (decrease) in the related interest expense on an average annual basis (based upon borrowings outstanding as of March 31, 2004).


Item 4.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Controller (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, March 31, 2004 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Controller (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Controller concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

As was reported in our Form 10-K for our fiscal year ended September 30, 2003 and our Form 10-Q for our fiscal quarter ended December 31, 2003, we had a reportable condition in our internal controls related to an accounts receivable issue with Sprint. This reportable condition resulted from our reliance on Sprint for financial information, including information relating to our revenues and accounts receivable, which underlies a substantial portion of our periodic financial statements and other financial disclosure.

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

At September 30, 2002, we and our independent auditors believed that the accounts receivable issue resulted from a reportable condition in our internal controls. Notwithstanding this reportable condition, we concluded that our disclosure controls and procedures were effective as of September 30, 2002.

As previously disclosed, the reportable condition continued during our fiscal year ended September 30, 2003 because most of the procedures implemented to address the condition were not in place until the end of the fiscal year. However, we reported in our Form 10-K for the 2003 fiscal year that, as a result of the improved processes and procedures designed to address the reportable condition, the Company believed no reportable condition existed by the end of fiscal year September 30, 2003, but our independent auditors have not made that finding. During fiscal 2004, we have continued to perform the enhanced internal controls procedures adopted to address this reportable condition.

To avoid this reportable condition in the future, the Company will need to continue the processes we have implemented as previously disclosed in prior filings and continue to obtain or perform the following:

o Obtain from Sprint access to a detailed listing of subscriber receivables at the account level on a quarterly basis and validate its integrity. Sprint provided this same level of detail at September 30, 2003, December 31, 2003, February 29, 2004 and March 31, 2004,
           and the Company validated the report's integrity at each date. As of February 29, 2004, Sprint agreed to provide the detailed listing of subscriber receivables at the account level on a monthly basis.

o Perform a full reconciliation of the subscriber receivables detail to the general ledger balance, including a complete understanding of all reconciling items. During the six months ended March 31, 2004, the Company performed a full reconciliation of the subscriber receivables detail on a monthly basis.

o Perform a rollforward of the accounts receivable information to be provided by Sprint and compare these amounts to our general ledger accounts. During the six months ended March 31, 2004, the Company performed a rollforward of the accounts receivable information provided by Sprint on a monthly basis and reconciled it to the Company's accounts receivable general ledger accounts.

Standing alone, the Company does not believe that the following issue raises a material change in internal controls. However, because of the Company's unique relationship with Sprint, we plan to disclose all changes in internal controls with respect to financial information provided by Sprint which involves an item in excess of $1,000,000 and on a select basis, those changes with respect to financial information below this threshold.

As was reported in our Form 10-Q for the first quarter of fiscal 2004, in January 2004, we were informed by Sprint of a table mapping error related to 3G data settlements, which resulted in a $0.6 million reduction of roaming revenue. Sprint's data settlement system erroneously linked IP addresses of 3G subscribers to the wrong owners. Sprint identified the source of the problem and solicited input from the affiliates to devise a system of detective controls to ensure that this error would not go undetected beyond a single billing cycle in the future. The following procedures were put in place during January 2004, to ensure that future modifications to the table mapping are validated by Sprint and audited and verified by the affiliates on a timely basis:

o Sprint now performs a quarterly review between Sprint and the Company's Engineering and Settlement Departments to validate the 3G data assignment tables used for affiliate settlements for accuracy and completeness. This review was performed during the quarter ended March 31, 2004 and we were able to validate the tables.

o The Company's Settlement and Engineering Departments have added a process to validate the accuracy and completeness of its 3G data IP address assignments. For the quarter ended March 31, 2004, we validated the accuracy and completeness of these assignments.

In preparation  for the  requirements  imposed under Section 404 of the Sarbanes
Oxley Act of 2002, we retained an outside accounting firm to assist us in documenting processes, identifying gaps and improving our internal control processes, including our processes to verify data provided by Sprint. Beginning January 2004, the outside accounting firm we retained began documenting processes and identifying gaps in our internal controls with the Company's management. During the quarter ended March 31, 2004, there were no changes to internal control over financial reporting that have had, or are reasonably likely to have, a material effect on our internal control over financial reporting.

In light of the additional procedures adopted as described above and in our prior periodic filings, we believe that the improvements made to our system of internal control over financial reporting were appropriate and responsive to the internal control over financial reporting reportable condition identified at September 30, 2002 and 2003. We have continued to monitor the operation of our improved internal control over financial reporting with respect to our Sprint relationship, and have concluded that, as of March 31, 2004, such internal control over financial reporting were effective.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

See Note 4 to the condensed consolidated financial statements in this document.


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

On February 20, 2004, the Company entered into a Supplemental Indenture regarding the Old Notes. Among other things, the Supplemental Indenture deleted the provisions of the Old Notes Indenture that relate to:

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

     o    other payment restrictions affecting subsidiaries; and

     o    most events of default.

The foregoing summary of the Supplemental Indenture is qualified in its entirety to the actual terms of the document, which is filed with the SEC on Form 8-K on February 26, 2004.


Item 3.  Defaults Upon Senior Securities


None


Item 4.  Submission of Matters to a Vote of Security Holders

See Note 10 to the condensed consolidated financial statements in this document.

The proposals submitted to the shareholders at the Special Meeting received the following votes:

                            Proposal                                    For          Against      Abstain
                            --------                                    ---          -------      -------
Approve  the  issuance in the  restructuring  of up to 56% of the
Company's issued and outstanding  common stock  immediately after
the restructuring                                                      15,489,917     89,282        48,268
Approve  the   amendment   and   restatement   of  the  Company's
certificate  of  incorporation  to  implement  a 1-for-5  reverse
stock split                                                            15,356,304    220,897        50,265


Approve the  amendment  and  restatement  of the 2002 AirGate PCS,
Inc.  Long Term  Incentive  Plan to increase  the number of shares available  and reserved for issuance  thereunder,  to make certain
other   changes,   and   to   approve   the   grant   of   certain
performance-vested  restricted  stock  units and stock  options to
certain executives of the Company                                      14,799,856    531,440       296,171


The consent proposals submitted to the holders of the Old Notes received the following votes:


                            Proposal                                    For          Against
                            --------                                    ---          -------

Removal of substantially  all of the restrictive  covenants in the indenture governing the Old Notes, release collateral that secured the  Company's  obligations  thereunder  and waive any defaults or
events of default that occur in connection with the restructuring    298,204,000      950,000

Acceptance from holders of the Old Notes of the Prepackaged Plan     259,359,200      950,000


Item 5.  Other Information

None.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

1) Exhibit 10.1 Employment Separation Agreement dated March 23, 2004 by and between AirGate and William H. Seippel.

2) Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification

3) Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification

4) Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

5) Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350


(b) Reports on Form 8-K

The following Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 2004:

On January 15, 2004, AirGate filed a Current Report on Form 8-K under Items 5 and 7 relating to a press release issued on January 14, 2004 announcing that it had commenced an exchange offer to exchange newly-issued shares of its common stock and newly-issued secured notes for its outstanding discount notes.

On February 2, 2004, AirGate filed a Current Report on Form 8-K under Item 12 relating to a press release announcing its financial and operating results for the first quarter of fiscal 2004.

On February 12, 2004, AirGate filed a Current Report on Form 8-K under Items 5 and 7 relating to issued a press release announcing that its shareholders, at a special meeting, had approved the company's recapitalization plan, that the previously-announced exchange offers had expired, and that the company had accepted all validly tendered and not withdrawn discount notes.

On February 17, 2004, AirGate filed a Current Report on Form 8-K under Item 9 relating to a press release announcing its financial and operating results for its first fiscal quarter ended December 31, 2003.

On February 20, 2004, AirGate filed a Current Report on Form 8-K with the Securities and Exchange Commission under Item 5 and 7 relating to the incorporation by reference of the consolidated balance sheets of AirGate PCS, Inc. and subsidiaries as of September 30, 2003 and 2002, and the consolidated statements of operations, stockholders' deficit and cash flow for each of the years in the three-year period ended September 30, 2003. These financial statements reflect a subsequent event for iPCS, Inc. becoming a discontinued operation. In addition, the financial statements also reflect a 1-for-5 reverse stock split of the outstanding shares of our capital stock effected on February 13, 2004.

On February 26, 2004, AirGate filed the following documents with the Securities and Exchange Commission on Form 8-K under Items 5 and 7 : (i) Third Supplemental Indenture, dated as of February 20, 2004, by and among AirGate PCS, Inc., AGW Leasing Company, Inc., AirGate Network Services, LLC, AirGate Service Company, Inc., and Deutsche Bank Trust Company Americas, and (ii) Indenture for 9-3/8% senior subordinated secured notes due 2009, dated as of February 20, 2004, by and among AirGate PCS, Inc., AGW Leasing Company, Inc., AirGate Network Services, LLC, AirGate Service Company, Inc., and The Bank of New York.

On March 23, 2004, AirGate filed a Current Report on Form 8-K with the Securities and Exchange Commission under Item 5 relating to a press release issued announcing that William H. Seippel, Vice President and Chief Financial Officer, has resigned from the Company to pursue other interests.

SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.


                   AIRGATE PCS, INC.

                   By:    /s/ Louis E. Martinez
                          ------------------------
                          Louis E. Martinez
                          Title:  Corporate Controller
                           (Duly Authorized Officer, Principal Financial
                            and Chief Accounting Officer)

       Date:  May 14, 2004