Form 10-Q
period 2004-06-30
AIRGATE PCS INC /DE/
filed 2004-08-16
CIK 1086844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

     11,771,019 shares of common stock, $0.01 par value, were outstanding as of August 4, 2004.

                                AIRGATE PCS, INC.
                         FORM 10-Q FOR THE QUARTER ENDED
                                  JUNE 30, 2004

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements..........................................      3
          Condensed Consolidated Balance Sheets at
           June 30, 2004 (unaudited) and September 30, 2003.............      3
          Condensed Consolidated Statements of Operations
           for the Quarters and Nine Months ended
           June 30, 2004 and 2003 (unaudited)...........................      4
          Condensed Consolidated Statements of Cash Flows
           for the Nine Months ended June 30, 2004
           and 2003 (unaudited).........................................      5
          Notes to Condensed Consolidated Financial
           Statements (unaudited).......................................      6
Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................     16
Item 3.   Quantitative and Qualitative Disclosures About
           Market Risk..................................................     33
Item 4.   Controls and Procedures.......................................     34
PART II   OTHER INFORMATION
Item 1.   Legal Proceedings.............................................     35
Item 2.   Changes in Securities and Use of Proceeds.....................     35
Item 3.   Defaults Upon Senior Securities...............................     35
Item 4.   Submission of Matters to a Vote of Security Holders...........     35
Item 5.   Other Information.............................................     35
Item 6.   Exhibits and Reports on Form 8-K..............................     35

PART I.  FINANCIAL INFORMATION

Item 1.  -- Financial Statements

                       AIRGATE PCS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        June 30,        September 30,
                                                                          2004               2003
                                                                    -----------------  -----------------
                                                                      (unaudited)
                                                                    (Dollars in thousands, except share
                                                                           and per share amounts)
Assets
Current assets:
    Cash and cash equivalents                                               $ 61,962           $ 54,078
    Accounts receivable, net of allowance for doubtful
      accounts of $4,009 and $4,635                                           26,219             26,994
    Receivable from Sprint                                                    14,371             15,809
    Inventories                                                                2,709              2,132
    Prepaid expenses                                                           3,519              2,107
    Other current assets                                                         306                145
                                                                    -----------------  -----------------
      Total current assets                                                   109,086            101,265
Property and equipment, net of accumulated depreciation and
    amortization of $165,660 and $129,986                                    154,199            178,070
Financing costs                                                                2,999              6,682
Direct subscriber activation costs                                             2,245              3,907
Other assets                                                                   1,046                992
                                                                    -----------------  -----------------
                Total assets                                               $ 269,575          $ 290,916
                                                                    =================  =================

Liabilities and Stockholders' Deficit
Current liabilities:
    Accounts payable                                                         $ 2,775            $ 5,945
    Accrued expense                                                           18,969             12,104
    Payable to Sprint                                                         50,215             45,069
    Deferred revenue                                                           8,694              7,854
    Current maturities of long-term debt                                      19,156             17,775
                                                                    -----------------  -----------------
      Total current liabilities                                               99,809             88,747
Deferred subscriber activation fee revenue                                     3,829              6,701
Other long-term liabilities                                                    2,273              1,841
Long-term debt, excluding current maturities                                 252,812            386,509
Investment in iPCS                                                                 -            184,115
                                                                    -----------------  -----------------
      Total liabilities                                                      358,723            667,913

Commitments and contingencies                                                      -                  -

Stockholders' deficit:
    Preferred stock, $.01 par value; 1,000,000
     shares authorized; no shares
     issued and outstanding                                                       -                  -
    Common stock, $.01 par value; 30,000,000
     shares authorized; 11,771,019 and 5,192,238
     shares issued and outstanding at June 30, 2004
     and September 30, 2003                                                      118                 52
    Additional paid-in-capital                                             1,046,376            924,095
    Unearned stock compensation                                                   (5)              (203)
    Accumulated deficit                                                   (1,135,637)        (1,300,941)
                                                                    -----------------  -----------------
      Total stockholders' deficit                                            (89,148)          (376,997)
                                                                    -----------------  -----------------
                Total liabilities and stockholders' deficit                $ 269,575          $ 290,916
                                                                    =================  =================




                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                    Quarter Ended                   Nine Months Ended
                                                                       June 30,                         June 30,
                                                     ------------------------------------   ------------------------------------
                                                           2004               2003                2004               2003
                                                     -----------------  -----------------   -----------------  -----------------
                                                             (Dollars in thousands, except share and per share amounts)
Revenue:
     Service revenue                                         $ 65,037           $ 64,936           $ 188,866          $ 185,032
     Roaming revenue                                           17,389             15,764              47,370             48,569
     Equipment revenue                                          3,612              2,486               9,341              8,199
                                                     -----------------  -----------------   -----------------  -----------------
        Total revenue                                          86,038             83,186             245,577            241,800

Operating Expense:
     Cost of service and roaming (exclusive of
      depreciation and amortization as shown
      separately below)                                        43,278             46,040             125,179            138,210
     Cost of equipment                                          6,670              4,969              20,458             15,271
     Selling and marketing expense                             10,890             12,703              36,931             40,906
     General and administrative expense                         4,970              5,401              17,806             15,437
     Depreciation and amortization of property
      and equipment                                            12,015             11,588              35,674             34,832
     Loss (gain) on disposal of property and
      equipment                                                    (2)                 -                  (7)               418
                                                     -----------------  -----------------   -----------------  -----------------
        Total operating expense                                77,821             80,701             236,041            245,074
                                                     -----------------  -----------------   -----------------  -----------------
        Operating income (loss)                                 8,217              2,485               9,536             (3,274)
Interest income                                                   188                 38                 510                 63
Interest expense                                               (6,230)           (10,770)            (28,857)           (31,161)
                                                     -----------------  -----------------   -----------------  -----------------
        Income (loss) from continuing operations
         before income tax                                      2,175             (8,247)            (18,811)           (34,372)
Income tax                                                          -                  -                   -                  -
                                                     -----------------  -----------------   -----------------  -----------------
        Income (loss) from continuing operations                2,175             (8,247)            (18,811)           (34,372)
Discontinued Operations:
     Loss from discontinued operations                              -                  -                   -            (42,571)
     Gain on disposal of discontinued operations
      net of $0 income tax expense                                  -                  -             184,115                  -
                                                      -----------------  -----------------   -----------------  -----------------
        Income (loss) from discontinued operations                  -                  -             184,115            (42,571)
                                                     -----------------  -----------------   -----------------  -----------------
        Net income (loss)                                     $ 2,175           $ (8,247)          $ 165,304          $ (76,943)
                                                     =================  =================   =================  =================

Weighted-average number of shares outstanding
     Basic shares                                          11,769,976          5,187,967           8,359,868          5,179,483
     Dilutive shares                                       11,857,479          5,187,967           8,359,868          5,179,483


Basic and diluted earnings (loss) per share:
     Basic:
     Income (loss) from continuing operations                  $ 0.18            $ (1.59)            $ (2.25)           $ (6.64)
     Income (loss) from discontinued operations                     -                  -               22.02              (8.22)
                                                     -----------------  -----------------   -----------------  -----------------
        Net income (loss)                                      $ 0.18            $ (1.59)            $ 19.77           $ (14.86)
                                                     =================  =================   =================  =================

     Diluted:
     Income (loss) from continuing operations                  $ 0.18            $ (1.59)            $ (2.25)           $ (6.64)
     Income (loss) from discontinued operations                     -                  -               22.02              (8.22)
                                                     -----------------  -----------------   -----------------  -----------------
        Net income (loss)                                      $ 0.18            $ (1.59)            $ 19.77           $ (14.86)
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

                       AIRGATE PCS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                               June 30,
                                                                                ------------------------------------
                                                                                      2004               2003
                                                                                -----------------  -----------------
                                                                                      (Dollars in thousands)

Cash flows from operating activities:
     Net income (loss)                                                             $ 165,304          $ (76,943)
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Gain on disposal of discontinued operations                                  (184,115)               -
       Loss from discontinued operations                                                 -               42,571
       Depreciation and amortization of property and equipment                        35,674             34,832
       Amortization of financing costs into interest expense                             812                907
       Provision for doubtful accounts                                                  (553)             3,724
       Interest expense associated with accretion of discounts                        15,242             24,480
       Non-cash stock compensation                                                       485                506
       Loss (gain) on disposal of property and equipment                                   (7)              418
                Changes in assets and liabilities:
                   Accounts receivable                                                  1,328            (2,555)
                   Receivable from Sprint                                               1,438            15,173
                   Inventories                                                           (577)            2,093
                   Prepaid expenses, other current and non-current assets                  35               401
                   Accounts payable, accrued expenses and
                    other long-term liabilities                                         1,262            (1,781)
                   Payable to Sprint                                                    5,146           (13,376)
                   Deferred revenue                                                       840              (713)
                                                                                -----------------  -----------------
       Net cash provided by operating activities                                       42,314             29,737
                                                                                -----------------  -----------------

Cash flows from investing activities:
     Purchases of property and equipment                                             (11,803)           (10,369)
                                                                                -----------------  -----------------
       Net cash used in investing activities                                         (11,803)           (10,369)
                                                                                -----------------  -----------------

Cash flows from financing activities:
     Borrowings under credit facility                                                       -             8,000
     Repayments of credit facility                                                    (17,019)           (1,518)
     Financing cost on credit facility                                                   (884)              -
     Transaction costs capitalized to equity                                           (4,759)              -
     Stock issued to employee stock purchase plan                                           -                56
     Proceeds from stock option exercises                                                  35               -
                                                                                -----------------  -----------------
       Net cash (used in) provided by financing activities                            (22,627)            6,538
                                                                                -----------------  -----------------
       Net increase in cash and cash equivalents                                        7,884            25,906
Cash and cash equivalents at beginning of period                                       54,078             4,887
                                                                                -----------------  -----------------
Cash and cash equivalents at end of period                                           $ 61,962           $ 30,793
                                                                                =================  =================

Supplemental disclosure of cash flow information:
     Interest paid                                                                    $ 5,518            $ 5,748
Supplemental disclosure for non-cash investing activities:
     Capitalized interest                                                                 112                173
Supplemental disclosure of non-cash financing activities
 for debt recapitalization:
     Net carrying value of Old Notes                                                 (264,888)               -
     Unamortized financing cost of Old Notes                                            3,755                -
     Issuance of New Notes                                                            159,035                -
     Carrying value difference on New Notes                                           (24,686)               -
     Common stock issued in exchange for Old Notes                                    126,784                -


                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                       AIRGATE PCS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (unaudited)

(1)      Business, Basis of Presentation and Liquidity

(a)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of AirGate PCS, Inc. and subsidiaries (the "Company") are presented in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting and do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, these statements reflect all adjustments, including recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2003, which are filed with the SEC and may be accessed via EDGAR on the SEC's website at http://www.sec.gov. The results of operations for the quarter and nine months ended June 30, 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2004. Certain prior year amounts have been reclassified to conform to the current year's presentation. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated balance sheets and revenues and expenses during the reporting periods to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation.

AirGate PCS, Inc. and its restricted subsidiaries were created for the purpose of providing wireless Personal Communication Services ("PCS"). The Company is a network partner of Sprint PCS ("Sprint"), which is a group of wholly-owned subsidiaries of Sprint Corporation that operate and manage Sprint's PCS products and services. We have the right to market and provide Sprint PCS products and services using the Sprint brand name in a defined territory. The accompanying condensed consolidated financial statements include the accounts of AirGate PCS, Inc. and its wholly-owned restricted subsidiaries, AGW Leasing Company, Inc., AirGate Service Company, Inc. and AirGate Network Services, LLC for all periods presented.

On October 17, 2003, the Company irrevocably transferred all of its shares of common stock of iPCS, Inc. and its subsidiaries ("iPCS") to a trust for the benefit of the Company's shareholders of record as of the date of the transfer. On October 17, 2003, the iPCS investment ($184.1 million credit balance carrying amount) was eliminated and recorded as a non-monetary gain on disposal of discontinued operations. The Company's condensed consolidated financial statements reflect the results of iPCS as discontinued operations (described below in Note 6).

 (b)  Liquidity

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

Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock. The proceeds from these transactions have been used to fund the build-out of the Company's portion of the PCS network of Sprint, subscriber acquisition costs and working capital. Since inception, the Company has invested over $300.0 million in capital expenditures.

As of June 30, 2004, the Company had working capital of $9.3 million and cash and cash equivalents of $62.0 million, and no remaining availability under its credit facility. As a result, the Company is completely dependent on available cash and operating cash flow to pay debt service and meet its other capital needs. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that the cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements for at least the next 12 months.

While the Company has incurred substantial net losses since inception and negative cash flows from operating activities through September 30, 2002, the Company generated $42.5 million of cash flows from operating activities for the year ended September 30, 2003. For the nine months ended June 30, 2004, the Company generated $42.3 million of cash flows from operating activities.

As part of the Company's financial restructuring to address future liquidity concerns (the "Recapitalization Plan"), in November 2003 the Company amended its credit facility and in February 2004 completed an exchange of 99.4% of the $300.0 million in outstanding 13 1/2% Old Notes for $159.0 million in 9 3/8% New

Notes and issuance of 6,568,706 shares of common stock, representing 56% of the shares of common stock issued and outstanding immediately after the completion of the Recapitalization Plan.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. In connection with their audit of the Company's fiscal 2003 consolidated financial statements, KPMG LLP the Company's independent registered public accounting firm, included an explanatory paragraph regarding the Company's ability to continue as a going concern in their audit opinion.

The Company's future liquidity will be dependent on a number of factors influencing its projections of operating cash flow, including those related to subscriber growth, retention and credit quality; revenue growth and the Company's ability to manage operating expense. Should actual results differ significantly from these assumptions, the Company's liquidity position could be adversely affected and it could be in a position that would require it to raise additional capital which may or may not be available on terms acceptable to the Company, if at all. The Company's inability to raise capital when needed could have a material adverse effect on the Company's ability to achieve its intended business objectives.

 (2)     Significant New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which became effective at the beginning of the first interim period beginning after June 15, 2003. However, certain aspects of SFAS 150 have been deferred. SFAS No. 150 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The implementation of SFAS 150 did not have a significant impact on our results of operations, financial position or cash flows.

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

(3)    Sprint Agreements

Under the Sprint Agreements, Sprint is obligated to provide the Company significant support services such as billing, collections, long distance, customer care, network operations support, inventory logistics support, use of Sprint brand names, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue and expenses when Sprint's and Sprint's network partners' wireless subscribers incur minutes of use in the Company's territory and when the Company's subscribers incur minutes of use in Sprint's and other Sprint network partners' PCS territories. These transactions are recorded in roaming revenue, cost of service and roaming, cost of equipment, and selling and marketing expense captions in the accompanying condensed consolidated statements of operations. Cost of service and roaming transactions include an 8% affiliation fee, long distance charges, roaming expense and costs of services such as billing, collections, customer service and pass-through expenses. Cost of equipment transactions relate to inventory purchased by the Company from Sprint under the Sprint Agreements. Selling and marketing transactions relate to subsidized costs on handsets and commissions paid by the Company under Sprint's national distribution programs.

Although the Company acknowledges its responsibility for all of its internal controls, the Company relies upon Sprint as a service provider to provide accurate information for the settlement of revenue and certain expense items. The Company makes estimates used in connection with the preparation of financial statements based on the financial and statistical information provided by Sprint. The Company assesses the accuracy of this information through the Company's audit procedures, analytic reviews and the reliance on the Type II SAS 70 report, "Report on Controls Placed in Operation and Tests of Operating Effectiveness for the Reporting and Financial Settlement Process," for Sprint's internal control processes. The report is prepared for Sprint by Sprint's service auditor. Inaccurate or incomplete data from Sprint in connection with the services provided to the Company by Sprint could have a material adverse effect on the Company's financial position, results of operations or cash flow.

Amounts recorded relating to the Sprint Agreements for the quarter and nine months ended June 30, 2004 and 2003 are as follows:


                                                                   Quarter Ended                     Nine Months Ended
                                                                      June 30,                            June 30,
                                                          ----------------------------------  ----------------------------------
                                                               2004              2003              2004              2003
                                                          ----------------  ----------------  ----------------  ----------------
                                                               (Dollars in thousands)

Amounts included in the Condensed Consolidated
 Statements of Operations:
    Roaming revenue                                              $ 16,737          $ 14,595          $ 45,389          $ 45,588
    Cost of service and roaming:
      Roaming                                                    $ 12,380          $ 11,548          $ 36,154          $ 37,261
      Customer service                                              7,195             9,313            20,542            31,040
      Affiliation fee                                               4,879             4,203            14,263            13,748
      Long distance                                                 3,301             3,309             9,976             9,353
      Other                                                           906               546             2,188             1,536
                                                          ----------------  ----------------  ----------------  ----------------
         Total cost of service and roaming                       $ 28,661          $ 28,919          $ 83,123          $ 92,938
                                                          ================  ================  ================  ================

    Purchased inventory                                           $ 5,600           $ 3,971          $ 21,015          $ 12,192
                                                          ================  ================  ================  ================

    Selling and marketing                                         $ 2,750           $ 3,672           $ 9,672           $ 9,784
                                                          ================  ================  ================  ================


                                                                                              As of
                                                                                ----------------------------------
                                                                                   June 30,        September 30,
                                                                                     2004              2003
                                                                                ----------------  ----------------
                                                                                     (Dollars in thousands)
Receivable from Sprint                                                              $ 14,371          $ 15,809
Payable to Sprint                                                                   $ 50,215          $ 45,069





Because approximately 96% of our revenue is collected by Sprint and 66% of cost of service and roaming in our financial statements for the nine months ended June 30, 2004, are derived from fees and charges by (or through) Sprint, we have a variety of settlement issues and other contract disputes open and outstanding from time to time. Currently, this includes, but is not limited to the following items all of which for accounting purposes have been reserved or otherwise provided for:

    o In fiscal year 2002, Sprint PCS asserted it has the right to recoup up to $3.9 million in long-distance access revenues previously paid by Sprint PCS to AirGate for which Sprint PCS has invoiced $1.2 million. We have disputed these amounts.

    o Sprint invoiced the Company and we have accrued approximately $0.4 million for fiscal year 2002 and $1.0 million for fiscal year 2003 to reimburse Sprint for certain 3G related development expenses. For the nine months ended June 30, 2004, Sprint invoiced the Company and we have accrued approximately $3.2 million. We are disputing Sprint's right to charge 3G fees in 2002 and beyond.

    o Sprint invoiced the Company and we have accrued for software maintenance fees of approximately $1.7 million and $1.3 million for each of the fiscal years 2002 and 2003, respectively. For the nine months ended June 30, 2004, Sprint invoiced the Company and we have accrued approximately $1.3 million. We are disputing Sprint's right to charge software maintenance fees.

    o Sprint invoiced the Company and we have accrued $1.2 million for fiscal year 2003 and $2.3 million for the nine months ended June 30, 2004 for the cost of IT projects completed by Sprint. We are disputing Sprint's right to collect these fees.

The payable to Sprint includes disputed amounts (including, but not limited to amounts disclosed above) for which Sprint has invoiced the Company approximately $15.0 million. The invoiced amount does not include $2.7 million which has been accrued for long-distance access revenues claimed but not invoiced by Sprint, or other fees not yet invoiced relating to disputed 3G, software maintenance and information technology that Sprint would assert have accrued.

We intend to vigorously contest these charges and to closely examine all fees and charges imposed by Sprint. In addition to these disputes, we have other outstanding issues with Sprint which could result in set-offs to the items described above or in payments due from Sprint. Sprint has unilaterally reduced the reciprocal roaming rate charged among Sprint and its network partners, in a manner we believe is a breach of the Sprint Agreements.

During the nine months ended June 30, 2004, the Company recorded $2.4 million in credits from Sprint as a reduction of cost of service, consisting of a $1.2 million credit resulting from Sprint's decision to discontinue their billing system conversion and a special cash settlement of the bad debt profile for certain subscribers, which resulted in a credit of $1.2 million. Sprint had previously billed and passed on to us their development costs related to the billing system conversion as part of the IT service bureau fee we were charged. This credit positively affects the nine months ended June 30, 2004 results; however, it is a non-cash item that was previously disputed and not paid. The settlement for the bad debt profile for certain subscribers represents a special settlement resulting from the improvement in actual bad debt experience as compared to the estimated bad debt expense (bad debt profile) for the periods April 2000 through December 2003.

Sprint estimates monthly service charges at the beginning of each calendar year. At the end of each year, Sprint calculates the actual costs to provide these services for its network partners and requires a final settlement for the calendar year against the charges actually paid. If the costs to provide these services are less than the amounts paid by Sprint's network partners, Sprint issues a credit for these amounts. If the costs to provide the services are more than the amounts paid by Sprint's network partners, Sprint charges the network partners for these amounts. During the quarters ended December 31, 2003 and 2002 the Company received a credit from Sprint for $2.6 million and $1.3 million related to the calendar years 2003 and 2002, respectively, which were recorded as reductions to cost of service.

The Sprint Agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. The Company was in compliance in all material respects with these requirements as of June 30, 2004.

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

We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. While management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our liquidity, financial condition or results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management's view may change in the future. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on our liquidity, financial condition and results of operations.

(5)  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates applied to expected taxable income for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities for a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for deferred income tax assets based upon the Company's assessment of whether it is more likely than not that the deferred income tax assets will be realized. No such amounts were realized in the quarters and nine months ended June 30, 2004 and 2003, nor will amounts be realized in the future unless management believes the recoverability of deferred tax assets is more likely than not. The non-monetary gain on the disposal of discontinued operations recorded during the quarter ended December 31, 2003 did not impact the Company's net operating loss carryforwards as the disposition resulted in a non-deductible loss for tax purposes. As a result of the Company's restructuring, the Company's existing net operating losses ("NOLs") will be subject to annual limitations as required by Section 382 of the Internal Revenue Code of 1986, as amended. The Company estimates that it had NOLs of approximately $290 million through the date of restructuring. The Company estimates that the annual limitation associated with these NOLs is approximately $4.5 million. Thus, should the Company generate taxable income in excess of the annual limit, it would be exposed to a liability for current income taxes.

(6)  Discontinued Operations

On October 17, 2003, the Company irrevocably transferred all of its shares of iPCS common stock to a trust for the benefit of the Company's shareholders of record as of the date of transfer. On October 17, 2003, the iPCS investment ($184.1 million credit balance carrying amount) was eliminated and recorded as a non-monetary gain on disposal of discontinued operations. The Company's condensed consolidated financial statements reflect the results of iPCS as discontinued operations. Subsequent to February 23, 2003 and prior to October 17, 2003 the Company accounted for iPCS as an investment using the cost method of accounting. Excluding the gain on disposal of $184.1 million recorded October 17, 2003, there were no losses from discontinued operations for the quarter and nine months ended June 30, 2004. The following reflects the loss from discontinued operations of iPCS for the nine months ended June 30, 2003 (dollars in thousands):

                                                      Nine Months Ended
                                                           June 30,
                                                    -----------------------
                                                             2003
                                                    -----------------------
Revenue                                                           $ 79,364
Cost of revenue                                                     63,200
Selling and marketing                                               16,418
General and administrative                                           6,881
Depreciation and amortization                                       20,989
                                                    -----------------------
   Operating expense                                               107,488
                                                    -----------------------
   Operating loss                                                  (28,124)
   Interest expense, net                                           (14,447)
                                                    -----------------------
   Loss from discontinued operations                             $ (42,571)
                                                    =======================

 (7)  Condensed Consolidating Financial Statements

AGW Leasing Company, Inc. ("AGW") is a wholly-owned restricted subsidiary of AirGate. AGW has fully and unconditionally guaranteed the New Notes (see Note
10), the Old Notes (see Note 10) and the credit facility. AGW was formed to hold the real estate interests for the Company's PCS network and retail operations. AGW also was a registrant under the Company's registration statement declared effective by the SEC on September 27, 1999.

AirGate Network Services LLC ("ANS") is a wholly-owned restricted subsidiary of the Company. ANS has fully and unconditionally guaranteed the New Notes, the Old Notes and the credit facility. ANS was formed to provide construction management services for the Company's PCS network.

AirGate Service Company, Inc. ("Service Co") is a wholly-owned restricted subsidiary of the Company. Service Co has fully and unconditionally guaranteed the New Notes, the Old Notes and the credit facility. Service Co was formed to provide management services to the Company and iPCS.

The following shows the unaudited condensed consolidating financial statements for the Company and its guarantor subsidiaries, as listed above, as of June 30, 2004 and September 30, 2003 and for the quarters and nine months ended June 30, 2004 and 2003 (dollars in thousands):

                Unaudited Condensed Consolidating Balance Sheets
                               As of June 30, 2004

                                                               AirGate
                                        AirGate PCS,          Guarantor
                                           Inc.              Subsidiaries          Eliminations         Consolidated
                                    --------------------  -------------------   -------------------  --------------------

Cash and cash equivalents                      $ 61,970                 $ (8)                  $ -              $ 61,962
Other current assets                            108,236                  529               (61,641)               47,124
                                    --------------------  -------------------   -------------------  --------------------
    Total current assets                        170,206                  521               (61,641)              109,086
Property and equipment, net                     124,119               30,080                     -               154,199
Other noncurrent assets                           6,290                    -                     -                 6,290
                                    --------------------  -------------------   -------------------  --------------------
    Total assets                              $ 300,615             $ 30,601             $ (61,641)            $ 269,575
                                    ====================  ===================   ===================  ====================

Current liabilities                           $ 100,110             $ 61,340             $ (61,641)             $ 99,809
Intercompany                                   (123,601)             123,601                     -                     -
Long-term debt                                  252,812                    -                     -               252,812
Other long-term liabilities                       6,102                    -                     -                 6,102
Investment in subsidiaries                      154,340                    -              (154,340)                    -
                                    --------------------  -------------------   -------------------  --------------------
    Total liabilities                           389,763              184,941              (215,981)              358,723
                                    --------------------  -------------------   -------------------  --------------------
Stockholders' deficit                           (89,148)            (154,340)              154,340               (89,148)
                                    --------------------  -------------------   -------------------  --------------------
    Total liabilities and
     stockholders' deficit                    $ 300,615             $ 30,601             $ (61,641)            $ 269,575
                                    ====================  ===================   ===================  ====================



                Unaudited Condensed Consolidating Balance Sheets
                            As of September 30, 2003

                                                               AirGate
                                        AirGate PCS,          Guarantor
                                           Inc.              Subsidiaries          Eliminations         Consolidated
                                    --------------------  -------------------   -------------------  --------------------

Cash and cash equivalents                      $ 54,078                  $ -                   $ -              $ 54,078
Other current assets                            108,136                  529               (61,478)               47,187
                                    --------------------  -------------------   -------------------  --------------------
    Total current assets                        162,214                  529               (61,478)              101,265
Property and equipment, net                     141,129               36,941                     -               178,070
Other noncurrent assets                          11,581                    -                     -                11,581
                                    --------------------  -------------------   -------------------  --------------------
    Total assets                              $ 314,924             $ 37,470             $ (61,478)            $ 290,916
                                    ====================  ===================   ===================  ====================

Current liabilities                            $ 89,036             $ 61,189             $ (61,478)             $ 88,747
Intercompany                                   (108,890)             108,890                     -                     -
Long-term debt                                  386,509                    -                     -               386,509
Other long-term liabilities                       8,542                    -                     -                 8,542
Investment in subsidiaries                      316,724                    -              (132,609)              184,115
                                    --------------------  -------------------   -------------------  --------------------
    Total liabilities                           691,921              170,079              (194,087)              667,913
                                    --------------------  -------------------   -------------------  --------------------
Stockholders' deficit                          (376,997)            (132,609)              132,609              (376,997)
                                    --------------------  -------------------   -------------------  --------------------
    Total liabilities and
     stockholders' deficit                    $ 314,924             $ 37,470             $ (61,478)            $ 290,916
                                    ====================  ===================   ===================  ====================



            Unaudited Condensed Consolidating Statement of Operations
                       For the Quarter Ended June 30, 2004

                                                                          AirGate
                                                     AirGate PCS,        Guarantor
                                                         Inc.           Subsidiaries       Eliminations       Consolidated
                                                   -----------------  -----------------  -----------------  -----------------

Revenue                                                    $ 86,038                $ -                $ -           $ 86,038

Cost of revenue                                              45,627              4,321                  -             49,948
Selling and marketing                                        10,377                513                  -             10,890
General and administrative                                    4,846                124                  -              4,970
Depreciation and amortization of
 property and equipment                                       9,638              2,377                  -             12,015
Gain on disposal of property and equipment                       (2)                 -                  -                 (2)
                                                   -----------------  -----------------  -----------------  -----------------
    Total operating expense                                  70,486              7,335                  -             77,821
                                                   -----------------  -----------------  -----------------  -----------------
    Operating income (loss)                                  15,552             (7,335)                 -              8,217
Loss in subsidiaries                                         (7,294)                 -              7,294                  -
Interest income                                                 188                  -                  -                188
Interest expense                                             (6,271)                41                  -             (6,230)
                                                   -----------------  -----------------  -----------------  -----------------
    Income (loss) from continuing operations
     before income tax                                        2,175             (7,294)             7,294              2,175
    Income tax                                                    -                  -                  -                  -
                                                   -----------------  -----------------  -----------------  -----------------
       Net income (loss)                                    $ 2,175           $ (7,294)           $ 7,294            $ 2,175
                                                   =================  =================  =================  =================




            Unaudited Condensed Consolidating Statement of Operations
                       For the Quarter Ended June 30, 2003


                                                                          AirGate
                                                     AirGate PCS,        Guarantor
                                                         Inc.           Subsidiaries       Eliminations       Consolidated
                                                   -----------------  -----------------  -----------------  -----------------

Revenue                                                    $ 83,186                $ -                $ -           $ 83,186

Cost of revenue                                              46,786              4,223                  -             51,009
Selling and marketing                                        11,656              1,047                  -             12,703
General and administrative                                    5,069                332                  -              5,401
Depreciation and amortization of
 property and equipment                                      10,798                790                  -             11,588
                                                   -----------------  -----------------  -----------------  -----------------
    Total operating expense                                  74,309              6,392                  -             80,701
                                                   -----------------  -----------------  -----------------  -----------------
    Operating income (loss)                                   8,877             (6,392)                 -              2,485
Loss in subsidiaries                                         (6,383)                 -              6,383                  -
Interest income                                                  38                  -                  -                 38
Interest expense                                            (10,779)                 9                  -            (10,770)
                                                   -----------------  -----------------  -----------------  -----------------
    Loss  before income tax                                  (8,247)            (6,383)             6,383             (8,247)
    Income tax                                                    -                  -                  -                  -
                                                   -----------------  -----------------  -----------------  -----------------
       Net loss                                            $ (8,247)          $ (6,383)           $ 6,383           $ (8,247)
                                                   =================  =================  =================  =================


            Unaudited Condensed Consolidating Statement of Operations
                     For the Nine Months Ended June 30, 2004

                                                                          AirGate
                                                     AirGate PCS,        Guarantor
                                                         Inc.           Subsidiaries       Eliminations       Consolidated
                                                   -----------------  -----------------  -----------------  -----------------

Revenue                                                   $ 245,577                $ -                $ -          $ 245,577

Cost of revenue                                             132,917             12,720                  -            145,637
Selling and marketing                                        35,339              1,592                  -             36,931
General and administrative                                   17,405                401                  -             17,806
Depreciation and amortization of
 property and equipment                                      28,544              7,130                  -             35,674
Gain on disposal of property and equipment                       (7)                 -                  -                 (7)
                                                   -----------------  -----------------  -----------------  -----------------
    Total operating expense                                 214,198             21,843                  -            236,041
                                                   -----------------  -----------------  -----------------  -----------------
    Operating income (loss)                                  31,379            (21,843)                 -              9,536
Loss in subsidiaries                                        (21,731)                 -             21,731                  -
Interest income                                                 510                  -                  -                510
Interest expense                                            (28,969)               112                  -            (28,857)
                                                   -----------------  -----------------  -----------------  -----------------
    Loss from continuing operations
     before income tax                                      (18,811)           (21,731)            21,731            (18,811)
    Income tax                                                    -                  -                  -                  -
                                                   -----------------  -----------------  -----------------  -----------------
       Loss from continuing operations                      (18,811)           (21,731)            21,731            (18,811)
       Income from discontinued operations                  184,115                  -                  -            184,115
                                                   -----------------  -----------------  -----------------  -----------------
       Net income (loss)                                  $ 165,304          $ (21,731)          $ 21,731          $ 165,304
                                                   =================  =================  =================  =================



            Unaudited Condensed Consolidating Statement of Operations
                     For the Nine Months Ended June 30, 2003

                                                                          AirGate
                                                     AirGate PCS,        Guarantor
                                                         Inc.           Subsidiaries       Eliminations       Consolidated
                                                   -----------------  -----------------  -----------------  -----------------

Revenue                                                   $ 241,800                $ -                $ -          $ 241,800

Cost of revenue                                             140,678             12,803                  -            153,481
Selling and marketing                                        37,910              2,996                  -             40,906
General and administrative                                   13,824              1,613                  -             15,437
Depreciation and amortization of
 property and equipment                                      27,671              7,161                  -             34,832
Loss on disposal of property and equipment                      418                  -                  -                418
                                                   -----------------  -----------------  -----------------  -----------------
    Total operating expense                                 220,501             24,573                  -            245,074
                                                   -----------------  -----------------  -----------------  -----------------
    Operating income (loss)                                  21,299            (24,573)                 -             (3,274)
Loss in subsidiaries                                        (24,456)                 -             24,456                  -
Interest income                                                  63                  -                  -                 63
Interest expense                                            (31,278)               117                  -            (31,161)
                                                   -----------------  -----------------  -----------------  -----------------
    Loss from continuing operations
     before income tax                                      (34,372)           (24,456)            24,456            (34,372)
    Income tax                                                    -                  -                  -                  -
                                                   -----------------  -----------------  -----------------  -----------------
       Loss from continuing operations                      (34,372)           (24,456)            24,456            (34,372)
       Loss from discontinued operations                    (42,571)                 -                  -            (42,571)
                                                   -----------------  -----------------  -----------------  -----------------
       Net loss                                           $ (76,943)         $ (24,456)          $ 24,456          $ (76,943)
                                                   =================  =================  =================  =================


            Unaudited Condensed Consolidating Statement of Cash Flows
                     For the Nine Months Ended June 30, 2004

                                                                          AirGate
                                                  AirGate PCS,           Guarantor
                                                      Inc.              Subsidiaries         Eliminations          Consolidated
                                               --------------------  -------------------  --------------------  -------------------

Operating activities, net                                 $ 42,053                $ 261                   $ -             $ 42,314
Investing activities, net                                  (11,534)                (269)                    -              (11,803)
Financing activities, net                                  (22,627)                   -                     -              (22,627)
                                               --------------------  -------------------  --------------------  -------------------
    Change in cash and
     cash equivalents                                        7,892                   (8)                    -                7,884
Cash and cash equivalents
 at beginning of period                                     54,078                    -                     -               54,078
                                               --------------------  -------------------  --------------------  -------------------
Cash and cash equivalents
 at end of period                                         $ 61,970                 $ (8)                  $ -             $ 61,962
                                               ====================  ===================  ====================  ===================



            Unaudited Condensed Consolidating Statement of Cash Flows
                     For the Nine Months Ended June 30, 2003


                                                                          AirGate
                                                  AirGate PCS,           Guarantor
                                                      Inc.              Subsidiaries         Eliminations          Consolidated
                                               --------------------  -------------------  --------------------  -------------------

Operating activities, net                                 $ 29,121                $ 616                   $ -             $ 29,737
Investing activities, net                                   (9,632)                (737)                    -              (10,369)
Financing activities, net                                    6,538                    -                     -                6,538
                                               --------------------  -------------------  --------------------  -------------------
    Change in cash and cash equivalents                     26,027                 (121)                    -               25,906
Cash and cash equivalents
 at beginning of period                                      4,769                  118                     -                4,887
                                               --------------------  -------------------  --------------------  -------------------
Cash and cash equivalents at end of period                $ 30,796                 $ (3)                  $ -             $ 30,793
                                               ====================  ===================  ====================  ===================



(8)  Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Common stock equivalent securities of 39,835, 53,841, and 39,588 for the quarter ended June 30, 2003 and the nine months ended June 30, 2004 and 2003 respectively, have been excluded from the computation of dilutive earnings (loss) per share for the periods because the Company has a loss from continuing operations and their effect would have been antidilutive. All share and per share amounts have been restated to give retroactive effect to the 1-for-5 reverse stock split effected on February 13, 2004 (described below in Note 10).

(9)  Stock-based Compensation Plans

We have elected to continue to account for our stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and disclose pro forma effects of the plans on a net income (loss) and earnings
(loss) per share basis as provided by SFAS No. 123, "Accounting for Stock-Based Compensation." Consistent with the provisions of SFAS No. 123, had compensation expense for these plans been determined based on the fair value at the grant date during the quarters and nine months ended June 30, 2004 and 2003, the pro forma net income (loss) and earnings (loss) per share would have been as follows:


                                                             Quarters Ended                        Nine Months Ended
                                                                June 30,                               June 30,
                                                    ------------------------------------   -----------------------------------
                                                          2004               2003               2004               2003
                                                    ------------------  ----------------   ----------------   ----------------
                                                        (Dollars in thousands, except per share data)
Net income (loss), as reported                                $ 2,175          $ (8,247)         $ 165,304          $ (76,943)
Add: stock based compensation expense included in
    determination of net income (loss)                            185               177                467                530
Less: stock based compensation expense determined
    under the fair value based method                          (1,651)           (2,426)            (4,953)            (7,278)
                                                    ------------------  ----------------   ----------------   ----------------
Pro forma, net income (loss)                                    $ 709         $ (10,496)         $ 160,818          $ (83,691)
                                                    ==================  ================   ================   ================

Basic and diluted earnings (loss) per share:
    Basic
    As reported                                                $ 0.18           $ (1.59)           $ 19.77           $ (14.86)
    Pro forma                                                  $ 0.06           $ (2.02)           $ 19.24           $ (16.16)

    Diluted
    As reported                                                $ 0.18           $ (1.59)           $ 19.77           $ (14.86)
    Pro forma                                                  $ 0.06           $ (2.02)           $ 19.24           $ (16.16)



On April 8, 2004, the Company issued 99,750 shares of performance-restricted stock. The restrictions on the stock lapse three years from the date of issuance if certain cumulative performance criteria are met at September 30, 2006. The shares qualify for variable accounting under Accounting Principles Board (APB) Statement No. 25 and Financial Accounting Standards Board Interpretation 28. The Company recorded compensation expense of $0.2 million related to these shares during the quarter ended June 30, 2004.

On April 8, 2004, the Company also issued 299,250 stock options with an exercise price of $15.93, which vest ratably over three years. The shares were accounted for in accordance with APB No. 25. No related compensation expense was recognized during the quarter ended June 30, 2004.

 (10)  Recapitalization Plan

In November 2003, the Company completed an amendment to its credit facility. Certain changes were effective and used in determining compliance with financial covenants for periods ended December 31, 2003 and thereafter. Such changes included clarifying and modifying the definition of, and period for calculating, EBITDA for purposes of complying with financial covenants under the credit facility.

In February 2004, the Company completed the Recapitalization Plan, comprised of:

o The exchange of $298,205,000 of outstanding 13.5% senior subordinated discount notes due 2009 (the "Old Notes") for (i) newly issued shares of common stock representing 56% of the shares of common stock issued and outstanding immediately after the Recapitalization Plan and (ii) $159.0 million aggregate principal amount of newly issued 9 3/8% senior subordinated notes due 2009 (the "New Notes"); and

o The removal of substantially all of the restrictive covenants in the indenture governing the Old Notes, release of collateral that secured the Company's obligations thereunder and waiver of any defaults or events of default that occurred in connection with the recapitalization.

The $298,205,000 of Old Notes exchanged constituted 99.4% of the Old Notes outstanding. In the recapitalization, each tendering holder of the Company's Old Notes received, for each $1,000 of aggregate principal amount due at maturity tendered, 22.0277 shares of the Company's post reverse stock split common stock, $533.33 in principal amount of the Company's New Notes and cash resulting from the elimination of any fractional shares and fractional notes.

On February 13, 2004, the Company effected a 1-for-5 reverse stock split and shareholders received one share of common stock, and cash resulting from the elimination of any fractional shares, in exchange for each five shares of common stock then outstanding.

The exchange offer comprising the Recapitalization Plan was settled on February 20, 2004.

Debt Restructuring

The following summarizes the accounting related to certain key provisions of the Recapitalization Plan as it relates to the condensed consolidated financial statements as of and for the nine months ended June 30, 2004. The Old Notes with a net carrying value of $264.8 million and related unamortized financing costs of $3.8 million as of February 13, 2004 were exchanged for New Notes with a principal balance of $159.0 million and 6,568,706 shares of common stock as adjusted for the 1-for-5 reverse stock split, valued at $126.8 million as of February 13, 2004, based upon a closing common stock market price of $19.30 on that date.

The financial restructuring was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" and EITF 02-4, "Determining Whether a Debtors Modification or Exchange of Debt is within the scope of FASB statement No. 15." Based on the terms of the Recapitalization Plan, no gain on the transaction was recognized since total future cash payments, including interest, exceeded the remaining carrying amount of the Old Notes after reducing the Old Notes by the fair value of the common stock issued in the restructuring. The difference of approximately $24.7 million between the principal value of the New Notes and the carrying value of the Old Notes will be amortized as interest expense over the term of the New Notes under the interest method. The New Notes have a stated rate of 9.375% with interest due July and January of each year, beginning July 1, 2004. As of June 30, 2004, the carrying value of the New Notes was approximately $135.9 million, with an effective interest rate of approximately 13.3%.

Transaction costs of $3.0 million and $3.1 million were incurred during the year ended September 30, 2003 and during the nine months ended June 30, 2004, respectively, to raise capital related to the debt and were expensed as incurred. Transaction costs of $4.8 million, incurred to raise capital, related to the equity were recorded as an offset to additional paid in capital.

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

o    anticipated future losses;
o    rapid technological and market change;
o    an adequate supply of subscriber equipment;
o    declines in growth of wireless subscribers;
o    the effect of wireless local number portability;
o    the volatility of the market price of our common stock and
o the future obsolescence of our network assets based on technological changes.

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

During the third quarter of 2004 we continued to stay focused on our key financial and operating performance metrics, including net income and EBITDA. Accomplishments during the third quarter of fiscal 2004, which we believe are important indicators of our overall performance and financial well-being, include:

    o Achieving for the first time in our Company's history, income from continuing operations for the quarter ended June 30, 2004 of $2.2 million, or $0.18 per share for both basic and diluted outstanding common shares, compared to a loss of ($8.2) million or $(1.59) per share for the same quarter of the previous year.
    o EBITDA, earnings before interest, taxes, depreciation and amortization (as later defined), was $20.2 million for the quarter ended June 30, 2004, compared to $14.1 million for the same quarter of the previous year.
    o Gross additions were 38,223 for the quarter ended June 30, 2004, compared to 38,919 for the same quarter of the previous year.
    o Churn (as later defined) decreased to 2.55% in the quarter ended June 30, 2004, compared to 2.90% for the same quarter of the previous year and 2.92% in the second quarter of fiscal 2004.

The Company generated $42.3 million in cash from operating activities during the nine months ended June 30, 2004, compared to $29.7 million for the prior year. We believe these results have strengthened our balance sheet by increasing cash and cash equivalents to $62.0 million from $48.6 million in the second quarter of fiscal 2004 and from $30.8 million from the previous year.

As of June 30, 2004, the Company had 375,241 subscribers and total network coverage of approximately 6.1 million residents, representing approximately 82% of the residents in its territory.

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

In connection with the issuance of common stock in the Company's Recapitalization Plan (as described in Note 10 to our Condensed Consolidated Financial Statements), the Company had an ownership change for tax purposes. Such ownership change would also have caused an ownership change of iPCS, which could have had a detrimental effect on the use of certain net operating losses of iPCS. In order to avoid the ownership change of iPCS that would have resulted from the Company's ownership change, on October 17, 2003, the Company irrevocably transferred all of its shares of iPCS common stock to a trust for the benefit of the Company's shareholders of record as of the date of transfer. On October 17, 2003, the iPCS investment ($184.1 million credit balance carrying amount) was eliminated and recorded as a non-monetary gain on disposal of discontinued operations. The results for iPCS for all periods presented are shown as discontinued operations. The results for AirGate only are shown as continuing operations.

The following description of the Company's business is limited to AirGate alone, and does not reflect the business of iPCS.

Critical Accounting Policies and Estimates

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

Revenue and Cost Data Provided by Sprint

Although the Company recognizes its responsibility for all of its internal controls, we place substantial reliance on the timeliness, accuracy and sufficiency of certain revenue, accounts receivable and cost data provided by Sprint which we use in the preparation of our financial statements and financial disclosures. The data provided by Sprint is the primary source for our recognition of service revenue and a significant portion of our selling and marketing and cost of service and operations expenses. At times, we have been invoiced by Sprint for charges that we believed to be incorrect based on our agreements with Sprint. We review all charges from Sprint and dispute charges if appropriate based upon our interpretation of our agreements with Sprint PCS. When Sprint does not notify us timely of charges that we have incurred, we record estimates primarily based on our historical trends and our estimate of the amount due to Sprint. Amounts in dispute with Sprint have been fully reserved or otherwise provided for.

Allowance for Doubtful Accounts

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection and write-off experience, current trends, credit policies, accounts receivable by aging category and current trends in the credit quality of our subscriber base. In determining these estimates, the Company compares historical write-offs in relation to the estimated period in which the subscriber was originally billed. The Company also looks at the historical and projected average length of time that elapses between the original billing date and the date of write-off in determining the adequacy of the allowance for doubtful accounts by aging category. From this information, the Company provides specific amounts to the aging categories. The Company provides an allowance for substantially all receivables over 90 days old.

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

Valuation and Recoverability of Long-Lived Assets

Long-lived assets such as property and equipment represent approximately 57% of the Company's total assets as of June 30, 2004. Property and equipment are stated at original cost, less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of 15 years for the 1 tower which we own, 3 to 5 years for computer equipment, 5 years for furniture, fixtures and office equipment and 5 to 7 years for network assets (other than towers). The Company reviews long-lived assets for impairment in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value and the carrying value of the asset. The impairment analysis is based on our current business and technology strategy, our views of growth rates for the business, anticipated future economic and regulatory conditions and expected technological availability. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset.

Significant New Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements for a description of significant new accounting pronouncements and their impact on the Company.

Results of Operations

For the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003:

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

Equipment. We sell wireless personal communications handsets and accessories that are used by our subscribers in connection with our wireless services. Equipment revenue is derived from the sale of handsets and accessories from Company owned stores, net of sales incentives, rebates and an allowance for returns. The Company's handset return policy allows subscribers to return their handsets for a full refund generally within 14 days of activation. When handsets are returned to the Company, the Company may be able to reissue the handsets to subscribers at little additional cost. When handsets are returned to Sprint for refurbishing, the Company receives a credit from Sprint.

                                             For the Quarters Ended June 30,
                          -----------------------------------------------------------------------
                                                                     Increase          Increase
                                2004               2003             (Decrease)$       (Decrease)%
                          -----------------   ----------------   -----------------   ------------
                                                (Dollars in thousands)

Service revenue                   $ 65,037           $ 64,936        $ 101                  0.2%
Roaming revenue                     17,389             15,764        1,625                 10.3%
Equipment revenue                    3,612              2,486        1,126                 45.3%
                          -----------------   ----------------   --------------
    Total                         $ 86,038           $ 83,186       $ 2,852                 3.4%
                          =================   ================   ==============



Service Revenue

The slight increase in service revenue for the quarter ended June 30, 2004 over the same quarter of the previous year reflects a higher average number of subscribers using our network, relatively consistent average revenue per subscriber, higher monthly recurring revenue and feature charges and increased data revenue, substantially offset by higher customer care and promotional credits and lower revenue from "minutes over plan," or airtime usage in excess of the subscribed usage plans. In late calendar year 2002, Sprint implemented a new PCS to PCS product offering under which subscribers receive unlimited quantities of minutes for little or no additional cost for any calls made from one Sprint PCS subscriber to another ("PCS to PCS"). Pursuant to our Sprint Agreements, we are required to support this program in our territory. As a result, the number of minutes-over-plan charged to subscribers for plan overages used and associated revenues have decreased while the number of minutes used for PCS to PCS calls has increased significantly as compared to periods prior to adoption of this program.

Roaming Revenue

The increase in roaming revenue for the quarter ended June 30, 2004 over the same quarter of the previous year is attributable to an increase of $8.8 million resulting from higher inbound roaming traffic, partially offset by a decrease of $7.2 million as a result of a decrease in the reciprocal roaming rate. The reciprocal roaming rate between Sprint and the Company declined from $0.058 per minute of use to $0.041 in calendar years 2003 and 2004, respectively. The Company believes that these reductions are in violation of our agreements with Sprint. For the quarter ended June 30, 2004, the Company's roaming revenue from Sprint and its PCS network partners was $16.7 million or 96% compared to $14.6 million or 92% of total roaming revenue for the quarter ended June 30, 2003.

Equipment Revenue

Equipment revenue for the quarter ended June 30, 2004 increased over the same quarter of the previous year, primarily due to increased handset sales of $3.7 million or an 82% increase prior to rebates and promotion costs, offset by a $2.6 million increase in handset rebates and promotions. The increase in handset sales is comprised of a $3.0 million increase in sales of handsets to existing subscribers, a $0.6 million increase in sales to new subscribers and a $0.1 million increase in accessory sales.

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

o Long distance expense relating to inbound roaming revenue and the Company's own subscriber's long distance usage and roaming expense when subscribers from the Company's territory place calls on Sprint's or its network partners' networks; and

o Wireless handset subsidies on existing subscriber purchases of handsets through national third-party retailers.


                                                             For the Quarters Ended June 30,
                                          -----------------------------------------------------------------------
                                                                                     Increase          Increase
                                                2004               2003             (Decrease)$       (Decrease)%
                                          -----------------   ----------------   -----------------   ------------
                                                                (Dollars in thousands)

Cost of roaming                                   $ 12,981           $ 12,123            $ 858              7.1%
Network operating costs                             15,782             14,606            1,176              8.1%
Bad debt expense                                       165              1,570           (1,405)           (89.5%)
Other cost of service                               14,350             17,741           (3,391)           (19.1%)
                                          -----------------   ----------------   --------------
    Total cost of service and roaming             $ 43,278           $ 46,040         $ (2,762)            (6.0%)
                                          =================   ================   ==============



Cost of Roaming

The increase in cost of roaming for the quarter ended June 30, 2004 compared to the same quarter of the previous year is attributable to an increase of $6.2 million resulting from higher outbound roaming traffic, partially offset by a decrease of $5.3 million as a result of a decrease in the reciprocal roaming rate (see roaming revenue above). The Company's cost of roaming attributable to Sprint and its network partners was $12.4 million and $11.5 million or 95% of the total cost of roaming for both quarters ended June 30, 2004 and 2003.

Network Operating Costs

Network operating costs increased for the quarter ended June 30, 2004 compared to the same quarter of the previous year primarily due to increased network costs resulting from a 28% increase in network usage and increased interconnect charges and higher feature costs.

Bad Debt Expense

Bad debt expense decreased for the quarter ended June 30, 2004 compared to the same quarter of the previous year. During the quarter ended June 30, 2004, the Company recorded a $0.3 million reduction to bad debt expense related to significantly past due accounts receivable which were previously written off by Sprint. In addition, we believe the improvements in the credit quality and payment profile of our subscriber base since we re-imposed deposits for sub-prime credit subscribers in early 2002 and the subsequent increases in February 2003 resulted in significant improvements in accounts receivable write-off experience, increased collections, and the associated decrease in bad debt expense for the quarter. On April 6, 2004, the Company reduced or eliminated the deposit requirement for certain subscribers in selected market areas. As of June 30, 2004, the Company has not experienced a significant increase in delinquent customers. While we will continue to review our customer performance and modify our credit policy to meet short-term and long-term business objectives and closely monitor the impact of sub-prime customers, we are not certain what impact in the future the change in credit policy will have on our financial results.

Other Cost of Service

Other cost of service decreased for the quarter ended June 30, 2004 compared to the same quarter of the previous year as a result of a rate reduction in the fees paid to Sprint for back office services provided lower subsidies and lower customer loyalty retention costs.

Cost of Equipment, Other Operating Expenses and Interest


                                                                              For the Quarters Ended June 30,
                                                           -----------------------------------------------------------------------
                                                                                                      Increase          Increase
                                                                 2004               2003             (Decrease)$       (Decrease)%
                                                           -----------------   ----------------   -----------------   ------------
                                                                                 (Dollars in thousands)

Cost of equipment                                                   $ 6,670            $ 4,969            1,701             34.2%
Selling and marketing expense                                        10,890             12,703           (1,813)           (14.3%)
General and administrative expense                                    4,970              5,401             (431)            (8.0%)
Depreciation and amortization of property and equipment              12,015             11,588              427              3.7%
Loss (gain) on disposal of property
    and equipment                                                        (2)                 -                2                NM
Interest income                                                         188                 38              150            394.7%
Interest expense                                                      6,230             10,770           (4,540)           (42.2%)



Cost of Equipment

We purchase handsets and accessories to resell to our subscribers for use in connection with our services. To remain competitive in the marketplace, we subsidize the price of the handset sales; therefore the cost of handsets is higher than the retail price to the subscriber. Cost of equipment increased for the quarter ended June 30, 2004 compared to the same quarter of the previous year primarily as a result of increased retail handset sales to existing subscribers, partially offset by slightly lower subscriber gross additions.

Selling and Marketing Expense

Selling and marketing expense includes retail store costs such as salaries and rent, promotion, advertising and commission costs, and handset subsidies for new activations on units sold by national third-party retailers and Sprint sales channels for which the Company does not record revenue. Under the Company's agreements with Sprint, when a national retailer or other Sprint distribution channel sells a handset purchased from Sprint to a subscriber from the Company's territory, the Company is obligated to reimburse Sprint for the handset subsidy and related selling costs that Sprint originally incurred. Selling and marketing expenses decreased for the quarter ended June 30, 2004 compared to the same quarter of the previous year as a result of staff reductions and store closings implemented in fiscal 2003 and lower estimated commission payments, offset by increased advertising and promotional expense.

General and Administrative Expense

General and administrative expense decreased for the quarter ended June 30, 2004 compared to the same quarter of the previous year, as a result of decreased use of outside consulting services.

Depreciation and Amortization of Property and Equipment

The Company capitalizes network development costs incurred to ready its network for use and costs for leasehold improvements to our retail stores and office space. Depreciation of these costs begins when the equipment is ready for its intended use and is amortized over the estimated useful life of the asset. Depreciation expense increased for the quarter ended June 30, 2004 compared to the same quarter of the previous year primarily as a result of increased capital spending over the comparable quarter in fiscal year 2003 and prior quarters. The Company purchased $4.4 million of property and equipment in the quarter ended June 30, 2004, compared to property and equipment purchases of $3.7 million in the quarter ended June 30, 2003.

Interest Expense

Interest expense decreased for the quarter ended June 30, 2004 compared to the same quarter of the previous year as a result of lower outstanding debt balances. As a result of the debt restructuring, our outstanding notes were reduced from $300.0 million to $159.0 million in New Notes and $1.7 million in Old Notes and our interest rate on the New Notes is 9 3/8% compared to 13.5% on the Old Notes. Additionally, the outstanding balance on the credit facility is $134.5 million with a weighted average rate of 5.02% at June 30, 2004 compared to $143.0 million with a weighted average rate of 5.14% at June 30, 2003.

Income Tax

No income tax benefit on continuing operations was recorded for the quarters ended June 30, 2004 and 2003, as it was not more likely than not that the income tax benefit would be realized.

Income (Loss)  from Continuing Operations

For the quarter ended June 30, 2004, income from continuing operations was $2.2 million compared to a loss from continuing operations of $8.2 million for the same quarter of the previous year. The improvement is primarily the result of higher roaming revenue, lower cost of service and roaming, lower selling and marketing expense and lower interest expense.

For the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003:

                                              For the Nine Months Ended June 30,
                            -----------------------------------------------------------------------
                                                                       Increase         Increase
                                  2004               2003             (Decrease)$      (Decrease)%
                            -----------------   ----------------   ----------------   -------------
                                                    (Dollars in thousands)

Service revenue                    $ 188,866          $ 185,032       $ 3,834                 2.1%
Roaming revenue                       47,370             48,569        (1,199)               (2.5%)
Equipment revenue                      9,341              8,199         1,142                13.9%
                            -----------------   ----------------   --------------
    Total                          $ 245,577          $ 241,800       $ 3,777                 1.6%
                            =================   ================   ==============


Service Revenue

The increase in service revenue for the nine months ended June 30, 2004 over the same period of the previous year reflects a higher average number of subscribers using our network, relatively consistent average revenue per subscriber, higher monthly recurring revenue and feature charges and increased data revenue, partially offset by lower revenue from "minutes over plan," or airtime usage in excess of the subscribed usage plans and higher customer care and promotional credits.

Roaming Revenue

The decrease in roaming revenue for the nine months ended June 30, 2004 over the same period of the previous year is attributable to a decrease of $24.7 million as a result of a decrease in the reciprocal roaming rate, partially offset by an increase of $23.5 million resulting from higher inbound roaming traffic. For the nine months ended June 30, 2004, the Company's roaming revenue from Sprint and its PCS network partners was $45.4 million, or approximately 96% of roaming revenue, compared to $45.6 million or approximately 94% of roaming revenue for the nine months ended June 30, 2003.

Equipment Revenue

Equipment revenue for the nine months ended June 30, 2004 increased over the same period of the previous year, primarily due to increased handset sales of $9.6 million or a 70% increase prior to rebates and promotion costs, offset by a $8.8 million increase in handset rebates and promotions and lower gross additions from our retail and local distributor channels. The increase in handset sales is comprised of a $7.3 million increase in sales of handsets to existing subscribers, a $2.1 million increase in sales to new subscribers and a $0.2 million increase in accessory sales.

Cost of Service and Roaming


                                                                For the Nine Months Ended June 30,
                                              -----------------------------------------------------------------------
                                                                                         Increase         Increase
                                                    2004               2003             (Decrease)$      (Decrease)%
                                              -----------------   ----------------   ----------------   -------------
                                                        (Dollars in thousands)

Cost of roaming                                       $ 37,717           $ 39,258         $ (1,541)            (3.9%)
Network operating costs                                 46,944             43,452            3,492              8.0%
Bad debt expense                                          (553)             3,724           (4,277)               NM
Other cost of service                                   41,071             56,760          (15,689)           (27.6%)
                                              -----------------   ----------------   --------------
    Total cost of service and roaming                $ 125,179          $ 143,194        $ (18,015)           (12.6%)
                                              =================   ================   ==============

Cost of Roaming

The decrease in cost of roaming for the nine months ended June 30, 2004 compared to the same period of the previous year is attributable to a decrease of $19.9 million as a result of a decrease in the reciprocal roaming rate, partially offset by an increase of $18.4 million resulting from higher outbound roaming traffic. Cost of roaming of $36.2 million and $37.3 million or 96% and 95% of the total cost of roaming was attributable to Sprint and its network partners for the nine months ended June 30, 2004 and 2003, respectively.

Network Operating Costs

Network operating costs increased for the nine months ended June 30, 2004 compared to the same period of the previous year primarily due to increased network costs as a result of a 30% increase in network usage and higher long distance costs and increased interconnect charges.

Bad Debt Expense

Bad debt expense decreased for the nine months ended June 30, 2004 compared to the same period of the previous year. During the nine months ended June 30, 2004, the Company recorded a $1.2 million special settlement received from Sprint resulting from a change in the bad debt profile for certain subscribers and recorded a $0.3 million reduction in bad debt expense related to significantly past due accounts receivable which were previously written-off by Sprint. In addition, we believe the improvements in the credit quality and payment profile of our subscriber base since we re-imposed deposits for sub-prime credit subscribers in early 2002 and the subsequent increases in February 2003 resulted in significant improvements in accounts receivable write-off experience, increased collections, and the associated decrease in bad debt expense for the nine months ended June 30, 2004.

Other Cost of Service

Other cost of service decreased for the nine months ended June 30, 2004 compared to the same period of the previous year. The decrease was attributable to lower service bureau costs and fees paid to Sprint, lower subsidies, a $2.6 million special settlement from Sprint for service bureau fees charged for calendar year 2003 and a $1.2 million special settlement resulting from Sprint's decision to discontinue their billing system conversion in 2004.

Cost of Equipment, Other Operating Expenses and Interest


                                                                             For the Nine Months Ended June 30,
                                                           -----------------------------------------------------------------------
                                                                                                      Increase         Increase
                                                                 2004               2003             (Decrease)$      (Decrease)%
                                                           -----------------   ----------------   ----------------   -------------
                                                                                   (Dollars in thousands)

Cost of equipment                                                  $ 20,458           $ 15,271            5,187             34.0%
Selling and marketing expense                                        36,931             40,906           (3,975)            (9.7%)
General and administrative expense                                   17,806             15,437            2,369             15.3%
Depreciation and amortization of property and equipment              35,674             34,832              842              2.4%
Loss (gain) on disposal of property
    and equipment                                                        (7)               418             (425)          (101.7%)
Interest income                                                         510                 63              447            709.5%
Interest expense                                                     28,857             31,161           (2,304)            (7.4%)



Cost of Equipment

Cost of equipment increased for the nine months ended June 30, 2004 compared to the same period of the previous year primarily as a result of increased retail sales of handsets to existing subscribers, offset by decreased subscriber gross additions.

Selling and Marketing Expense

Selling and marketing expense decreased for the nine months ended June 30, 2004 compared to the same period of the previous year reflecting the effect of reduced advertising and promotion expense and staff reductions and store closings implemented in fiscal 2003, partially offset by increased rebate costs for handsets sold through national third parties.

General and Administrative Expense

General and administrative expense increased for the nine months ended June 30, 2004 compared to the same period of the previous year, as a result of $3.1 million in costs related to the Recapitalization Plan and higher salaries and other employee costs as a result of fully absorbing corporate overhead costs previously shared with iPCS. These higher costs were partially offset by lower outside consulting costs.

Depreciation and Amortization of Property and Equipment

Depreciation expense increased for the nine months ended June 30, 2004 compared to the same period of the previous year primarily as a result of additional network assets placed in service in the later part of fiscal year 2003. The Company purchased $11.8 million of property and equipment in the nine months ended June 30, 2004, compared to property and equipment purchases of $10.4 million in the nine months ended June 30, 2003.

Interest Expense

Interest expense decreased for the nine months ended June 30, 2004 compared to the same period of the previous year as a result of lower outstanding debt balances. As a result of the debt restructuring, our outstanding notes were reduced from $300.0 million to $159.0 million in New Notes and $1.7 million in Old Notes and our interest rate on the New Notes is 9 3/8% compared to 13.5% on the Old Notes. Additionally, the outstanding balance on the credit facility is $134.5 million with a weighted average rate of 5.02% at June 30, 2004 compared to $143.0 million with a weighted average rate of 5.14% at June 30, 2003.

Income Tax

No income tax benefit on continuing operations was recorded for the nine months ended June 30, 2004 and 2003 as it was not more likely than not that the income tax benefit would be realized.

Loss from Continuing Operations

For the nine months ended June 30, 2004, loss from continuing operations improved to $18.8 million compared to $34.4 million for the same period of the previous year. The improvement is the result of higher revenue, reduced cost of service and roaming, lower selling and marketing expense and lower interest expense, offset by higher general and administrative expenses as a result of increased spending associated with the Recapitalization Plan of $3.1 million.

Income (Loss) from Discontinued Operations

Discontinued operations is comprised of a $184.1 million non-monetary gain from the elimination of the investment in iPCS for the nine months ended June 30, 2004 and a loss from the discontinued operations of iPCS of $42.6 million during the nine months ended June 30, 2003.

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

Terms such as subscriber net additions, average revenue per user ("ARPU"), churn, and cost per gross addition ("CPGA") are important operating metrics used in the wireless telecommunications industry. These metrics are important to compare us to other wireless service providers. ARPU and CPGA assist management in budgeting and CPGA also assists management in quantifying the incremental costs to acquire a new subscriber. Except for churn and net subscriber additions, we have included a reconciliation of these metrics to the most directly comparable GAAP financial measure. Churn and subscriber net additions are operating statistics with no comparable GAAP financial measure. ARPU and CPGA are supplements to GAAP financial information and should not be considered an alternative to, or more meaningful than, revenues, expenses, income (loss) from continuing operations, or net income (loss) as determined in accordance with GAAP.

Earnings before interest, taxes, depreciation and amortization, or "EBITDA," is a performance metric we use and which is used by other companies. Management believes that EBITDA is a useful adjunct to income (loss) from continuing operations and other measurements under GAAP because it is a meaningful measure of a company's performance, as interest, taxes, depreciation and amortization can vary significantly between companies due in part to differences in accounting policies, tax strategies, levels of indebtedness, capital purchasing practices and interest rates. EBITDA also assists management in evaluating operating performance and is sometimes used to evaluate performance for executive compensation. We have included below a presentation of the GAAP financial measure most directly comparable to EBITDA, which is income (loss) from continuing operations, as well as a reconciliation of EBITDA to income
(loss) from continuing operations. EBITDA is a supplement to GAAP financial information and should not be considered an alternative to, or more meaningful than, net income (loss), income (loss) from continuing operations, or operating income (loss) as determined in accordance with GAAP. EBITDA has distinct limitations as compared to GAAP information such as net income (loss), income
(loss) from continuing operations, or operating income (loss). By excluding interest and income taxes for example, it may not be apparent that both represent a reduction in cash available to the Company. Likewise, depreciation and amortization, while non-cash items, represent generally the decreases in the value of assets that produce revenue for the Company.

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

    o "CPGA" summarizes the average cost to acquire new subscribers during the period. CPGA is computed by adding the equipment margin for handsets sold to new subscribers (equipment revenues less cost of equipment, which costs have historically exceeded the related revenues) and selling and marketing expenses related to adding new subscribers. Equipment margin on handsets sold to existing subscribers, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing subscribers. That net amount is then divided by the total new subscribers acquired during the period. Prior to June 30, 2004, the Company included upgrade costs for existing subscribers as a component of CPGA. The Company believes the measure is more meaningful and comparable if these costs are excluded given they relate to existing subscribers. For the quarter ended June 30, 2004, the Company has excluded handset upgrade costs for existing customers from the CPGA calculation for all periods presented.

    o  "EBITDA"  means  earnings  before  interest,   taxes,   depreciation  and
       amortization.

The tables, which follow present and reconcile non-GAAP financial measures and key operating metrics for the Company for the quarters and nine months ended June 30, 2004 and 2003.

For the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003:

The table below sets forth key operating metrics for the Company for the quarters ended June 30, 2004 and 2003 (dollars in thousands, except unit and per unit data):


                                                                    For the Quarters Ended June 30,
                                                      ------------------------------------------------------------
                                                                                        Increase       Increase
                                                          2004           2003          (Decrease)     (Decrease)
                                                      -------------  --------------  -------------  --------------

Total subscribers, end of period                           375,241         364,157         11,084            3.0%
Subscriber gross additions                                  38,223          38,919           (696)          (1.8%)
Subscriber net additions                                     7,434           5,593          1,841           32.9%
Churn                                                        2.55%           2.90%         (0.35%)             NM
ARPU                                                       $ 58.35         $ 59.90        $ (1.55)          (2.6%)
CPGA                                                         $ 330           $ 381         $ ( 51)         (13.4%)
EBITDA                                                    $ 20,232        $ 14,073        $ 6,159           43.8%



The reconciliation of ARPU to service revenue, as determined in accordance with GAAP, is as follows (dollars in thousands, except per unit data):


                                                                    For the Quarters Ended June 30,
                                                      ------------------------------------------------------------
                                                                                        Increase       Increase
                                                          2004           2003          (Decrease)     (Decrease)
                                                      -------------  --------------  -------------  --------------

Average Revenue Per User (ARPU):
Service revenue                                           $ 65,037        $ 64,936          $ 101            0.2%
Average subscribers                                        371,524         361,361         10,163            2.8%
ARPU                                                       $ 58.35         $ 59.90        $ (1.55)          (2.6%)



The reconciliation of CPGA to selling and marketing expense, as determined in accordance with GAAP, is calculated as follows (dollars in thousands, except per unit data):


                                                                    For the Quarters Ended June 30,
                                                      ------------------------------------------------------------
                                                                                         Increase        Increase
                                                         2004            2003           (Decrease)      (Decrease)
                                                      -------------  --------------  ---------------   -----------

Cost Per Gross Addition (CPGA):
Selling and marketing expense                             $ 10,890        $ 12,703       $ (1,813)         (14.3%)
Plus: activation costs                                         706             333            373          112.0%
Plus: cost of equipment                                      6,670           4,969          1,701           34.2%
Less: costs for existing subscribers                        (2,039)           (679)        (1,360)             NM
Less: equipment revenue                                     (3,612)         (2,486)        (1,126)             NM
                                                      -------------  --------------  -------------
Total acquisition costs                                   $ 12,615        $ 14,840       $ (2,225)         (15.0%)
                                                      =============  ==============  =============
Gross additions                                             38,223          38,919           (696)          (1.8%)
CPGA                                                         $ 330           $ 381          $ (51)         (13.4%)


The reconciliation of EBITDA to our reported income (loss) from continuing operations, as determined in accordance with GAAP, is as follows (dollars in thousands):


                                                                    For the Quarters Ended June 30,
                                                      ------------------------------------------------------------
                                                                                        Increase       Increase
                                                          2004           2003          (Decrease)     (Decrease)
                                                      -------------  --------------  -------------  --------------

Income (loss) from continuing operations                   $ 2,175        $ (8,247)      $ 10,422              NM
Depreciation and amortization of property and
equipment                                                   12,015          11,588            427            3.7%
Interest income                                               (188)            (38)          (150)             NM
Interest expense                                             6,230          10,770         (4,540)         (42.2%)
                                                      -------------  --------------  -------------
EBITDA                                                    $ 20,232        $ 14,073        $ 6,159           43.8%
                                                      =============  ==============  =============




Subscriber Gross Additions

Subscriber gross additions decreased slightly for the quarter ended June 30, 2004 compared to the same quarter in 2003. This decrease is due to the loss of distribution from closed retail stores and Sprint's loss of certain national third-party distribution channels.

Subscriber Net Additions

Subscriber net additions increased for the quarter ended June 30, 2004, compared to the same quarter in 2003. The increase is due to improved subscriber churn, partially offset by a reduction in subscriber gross additions.

Churn

Churn improved for the quarter ended June 30, 2004, compared to the same quarter for 2003. The Company has focused on improving the credit quality of the subscriber base. We believe this improvement in credit quality may have resulted in the reduction in churn for the quarter ended June 30, 2004 compared to the same period in 2003.

The FCC has mandated that wireless carriers provide for wireless local number portability, or WLNP, in certain large markets by November 24, 2003 and by May 24, 2004 in all remaining markets. Six of our thirty-seven markets were included in the November 2003 deadline. WLNP allows subscribers to keep their wireless phone number when switching to a different service provider. As of June 30, 2004, WLNP has not had a material impact on subscriber churn, but number portability could increase churn in the future.

Average Revenue Per User

ARPU decreased for the quarter ended June 30, 2004 compared to the same quarter for 2003 primarily as a result of a reduction in revenue from customers using minutes in excess of their subscriber usage plans and higher customer credits, partially offset by higher subscriber monthly recurring charges and higher data revenue.

Cost per Gross Addition

CPGA decreased for the quarter ended June 30, 2004 compared to the same quarter in 2003. The decrease reflects lower third party and employee commissions, partially offset by increased costs for marketing, advertising, and handset sales incentives.

EBITDA

EBITDA for the quarter ended June 30, 2004 increased from the same quarter in 2003. This increase is a result of higher revenues, lower cost of service and roaming and lower selling and marketing expense.

For the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003:

The table below sets forth key operating metrics for the Company for the nine months ended June 30, 2004 and 2003 (dollars in thousands, except unit and per unit data):

                                                 For the Nine Months Ended June 30,
                                   ------------------------------------------------------------
                                                                     Increase       Increase
                                       2004           2003          (Decrease)     (Decrease)%
                                   -------------  --------------  -------------  --------------

Subscriber gross additions            115,565         137,543        (21,978)           (16.0%)
Subscriber net additions               15,781          25,018         (9,237)           (36.9%)
Churn                                   2.83%           3.30%         (0.47%)               NM
ARPU                                  $ 57.13         $ 58.47       $  (1.34)            (2.3%)
CPGA                                  $   374           $ 344       $     30              8.7%
EBITDA                                $45,210        $ 31,558       $ 13,652             43.3%






The reconciliation of ARPU to service revenue, as determined in accordance with GAAP, is as follows (dollars in thousands, except per unit data):


                                                                      For the Nine Months Ended June 30,
                                                        ------------------------------------------------------------
                                                                                          Increase       Increase
                                                            2004           2003          (Decrease)     (Decrease)%
                                                        -------------  --------------  -------------  --------------

Average Revenue Per User (ARPU):
Service revenue                                          $ 188,866       $ 185,032        $ 3,834              2.1%
Average subscribers                                        367,351         351,648         15,703              4.5%
ARPU                                                       $ 57.13         $ 58.47        $ (1.34)            (2.3%)


The reconciliation of CPGA to selling and marketing expense, as determined in accordance with GAAP, is calculated as follows (dollars in thousands, except per unit data):

                                                                      For the Nine Months Ended June 30,
                                                        ------------------------------------------------------------
                                                                                          Increase       Increase
                                                            2004           2003          (Decrease)     (Decrease)%
                                                        -------------  --------------  -------------  --------------

Cost Per Gross Addition (CPGA):
Selling and marketing expense                             $ 36,931        $ 40,906       $ (3,975)            (9.7%)
Plus: activation costs                                       2,424             747          1,677            224.5%
Plus: cost of equipment                                     20,458          15,271          5,187             34.0%
Less: costs for existing subscribers                        (7,215)         (1,396)        (5,819)               NM
Less: equipment revenue                                     (9,341)         (8,199)        (1,142)               NM
                                                      -------------  --------------  -------------
Total acquisition costs                                   $ 43,257        $ 47,329       $ (4,072)            (8.6%)
                                                      =============  ==============  =============
Gross additions                                            115,565         137,543        (21,978)           (16.0%)
CPGA                                                         $ 374           $ 344           $ 30              8.7%


The reconciliation of EBITDA to our reported loss from continuing operations, as determined in accordance with GAAP, is as follows (dollars in thousands):



                                                                      For the Nine Months Ended June 30,
                                                        ------------------------------------------------------------
                                                                                          Increase       Increase
                                                            2004           2003          (Decrease)     (Decrease)%
                                                        -------------  --------------  -------------  --------------

Loss from continuing operations                          $ (18,811)      $ (34,372)      $ 15,561                NM
Depreciation and amortization of property and
equipment                                                   35,674          34,832            842              2.4%
Interest income                                               (510)            (63)          (447)               NM
Interest expense                                            28,857          31,161         (2,304)            (7.4%)
                                                      -------------  --------------  -------------
EBITDA                                                    $ 45,210        $ 31,558       $ 13,652             43.3%
                                                      =============  ==============  =============



Subscriber Gross Additions

Subscriber gross additions decreased for the nine months ended June 30, 2004 compared to the same period in 2003. This decrease is due to the loss of distribution from closed retail stores and Sprint's loss of certain national third-party distribution channels.

Subscriber Net Additions

Subscriber net additions decreased for the nine months ended June 30, 2004, compared to the same period in 2003. This decrease is due to the reduction in subscriber gross additions, partially offset by the improved subscriber churn rate.

Churn

Churn improved for the nine months ended June 30, 2004, compared to the same period for 2003. The Company has focused on improving the credit quality of the subscriber base. We believe this improvement in credit quality may have resulted in the reduction in churn for the nine months ended June 30, 2004 compared to the same period in 2003.

Average Revenue Per User

ARPU decreased for the nine months ended June 30, 2004 compared to the same period for 2003 primarily as a result of a reduction in revenue from customers using minutes in excess of their subscriber usage plans and higher customer credits, offset by an increase in subscriber monthly recurring charges and higher data revenues.

Cost per Gross Addition

CPGA increased for the nine months ended June 30, 2004 compared to the same period in 2003. The increase reflects increased costs for handset sales incentives and rebates, partially offset by lower marketing and selling expenses that were spread over a lower number of gross additions.

EBITDA

EBITDA for the nine months ended June 30, 2004 increased from the same period in 2003. This increase is a result of an increase in revenues and decrease in cost of services and roaming, decreased selling and marketing expense and an increase in general and administrative expenses. The decrease in cost of service included special Sprint settlements of $1.2 million recorded for the change in certain customer bad debt profiles and $1.2 million resulting from Sprint's decision to discontinue their billing system conversion. General and administrative expenses included higher costs as a result of $3.1 million in debt restructuring costs.

Liquidity and Capital Resources

As of June 30, 2004, the Company had $62.0 million in cash and cash equivalents compared to $54.1 million in cash and cash equivalents at September 30, 2003. The Company's working capital for June 30, 2004 was $9.3 million, compared to working capital of $12.5 million at September 30, 2003. The increase in the Company's cash position of $7.9 million is attributable to the following (dollars in thousands):


                                                                            For the Nine Months Ended June 30,
                                                        ----------------------------------------------------------------------------
                                                                                                       Increase         Increase
                                                                 2004             2003                (Decrease)       (Decrease)%
                                                        -----------------  ------------------  -------------------------------------
                                                                        (Dollars in thousands)

Cash provided by operating activities                       $ 42,314            $  29,737          $ 12,577            42.3%
Cash used in investing activities                            (11,803)             (10,369)           (1,434)          (13.8%)
Cash (used in) provided by financing activities              (22,627)               6,538           (29,165)         (446.1%)
                                                        -----------------  ------------------  -----------------  ------------------
              Net increase (decrease)                        $ 7,884            $ 25,906           $(18,022)          (69.6%)
                                                        =================  ==================  =================  ==================


Net Cash Provided By Operating Activities

The $42.3 million of cash provided by operating activities for the nine months ended June 30, 2004 was the result of the Company's $165.3 million net income offset by non-cash items including gain on discontinued operations, depreciation, amortization of note discounts, financing costs, provision for doubtful accounts, non-cash stock compensation and loss (gain) on disposal of property and equipment totaling $132.5 million and an increase in other operating assets and liabilities of $9.5 million. The $29.7 million of cash provided by operating activities for the nine months ended June 30, 2003 was the result of the Company's $76.9 million net loss offset by non-cash items including loss on discontinued operations, depreciation, amortization of note discounts, financing costs, provision for doubtful accounts and non-cash stock option compensation, loss (gain) on disposal of property and equipment totaling $107.4 million and offset by a decrease in other operating assets and liabilities of $0.8 million.


Net Cash Used in Investing Activities

The $11.8 million of cash used in investing activities for the nine months ended June 30, 2004 represents purchases of property and equipment related to expansion of switch capacity and improvements in service quality. For the nine months ended June 30, 2003, cash used in investing activities was $10.4 million for purchases of property and equipment related to expansion of switch capacity and improvements in service quality.

Net Cash (Used In)Provided by Financing Activities

The $22.6 million in cash used in financing activities during the nine months ended June 30, 2004, consisted of $17.0 million for principal payments associated with the credit facility and $4.8 million in debt restructuring costs which were capitalized as part of paid in capital, and $0.8 million in fees capitalized related to amending the credit facility. The $6.5 million of cash provided by financing activities during the nine months ended June 30, 2003 consisted of $8.0 million borrowed under the credit facility, offset by $1.5 million of principal payments associated with the credit facility.

Liquidity

We have principally relied on the proceeds from equity and debt financings and cash provided from operations as our primary sources of capital. During fiscal year 2003, we generated approximately $42.5 million of cash flow from operating activities. In the nine months ended June 30, 2004, we generated approximately $42.3 million of cash flow from operating activities.

As of June 30, 2004, the Company had working capital of $9.6 million and cash and cash equivalents of $62.0 million, and no remaining availability under its credit facility. As a result, the Company is completely dependent on available cash and operating cash flow to pay debt service and meet its other capital needs. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that the cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements for at least the next 12 months.

Completion of our PCS network has required substantial capital. Since inception through fiscal 2003 we had incurred over $300.0 million for capital expenditures. For the nine months ended June 30, 2004 we have incurred $11.8 million of capital expenditures. Although we have essentially completed our network coverage build-out, our business will likely require additional capital expenditures primarily for capacity enhancements and coverage improvements.

While management does not currently anticipate the need to raise additional capital to meet our operating and capital expenditure requirements in the foreseeable future, our funding status is dependent on a number of factors influencing projections of operating cash flows, including those related to gross new subscriber additions, subscriber turnover, revenues, marketing cost, bad debt expense and roaming and revenue. Further, management believes our financial position over the next twelve months will be sufficient to meet the cash requirements of the business including capital expenditures, operations losses, cash interest and working capital needs. Should actual results differ significantly from our current assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital, which may not be available to us or may not be available on acceptable terms.

Further, if we fail to satisfy the financial covenants and other requirements contained in our credit facility and the indentures governing our outstanding notes, our debts could become immediately payable at a time when we are unable to pay them, without additional capital.

During the quarter ended March 31, 2004, pursuant to the Recapitalization Plan, the Company exchanged 99.4% of the 13.5% Old Notes maturing in 2009 with 9 3/8% New Notes maturing in 2009 and issuance of 6,568,706 shares of common stock, representing 56% of the shares of common stock issued and outstanding immediately after the Recapitalization Plan. As a result, after 2004, the financial restructuring is estimated to provide cumulative cash savings of $255 million through 2009, by reducing our principal payment by $139.2 million and annual cash interest payment by $25.5 million per year after 2004.

Over time, Sprint has increased fees charged to the Company and other network partners and has added fees that were not anticipated when the agreements with Sprint were entered into. Sprint also sought to collect money from us that we believe is not authorized under the agreements. In addition, Sprint has imposed additional programs, requirements and conditions that have adversely affected our financial performance. If these increases, additional charges and changes continue, our operating results, liquidity and capital resources could be adversely affected. As of June 30, 2004, we have disputed approximately $15.0 million in invoiced charges and $2.7 million claimed by Sprint but not invoiced for such increases and additional charges, which have not been fully resolved. While we believe that we have adequately reserved for these disputed amounts, if they are resolved in favor of Sprint and against the Company, the payment of this amount of money could adversely affect our liquidity and capital resources. The resolution of all disputes in favor of Sprint and payment of disputed amounts would reduce our cash position by approximately $17.7 million.

Capital Resources

As of June 30, 2004, the Company had $62.0 million of cash and cash equivalents. The Company has no further borrowing available under the credit facility.

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

During 2003, we experienced overall declining net subscriber growth compared to previous periods. This decline is attributable to increased competition and slowing aggregate subscriber growth in the wireless telecommunications industry. Although we have experienced improvements in subscriber growth during the past two quarters of fiscal 2004, we may continue to experience net losses as the cost to acquire subscribers is significant. If the trend of slowing net subscriber growth does not improve, we believe it will lengthen the amount of time it will take for us to reach a sufficient number of subscribers needed to offset the costs of acquisition. It is not yet clear what effect the FCC's WLNP mandate will have on subscriber growth, although we believe that it should lead to some increase in net subscriber additions as it makes switching service providers easier for subscribers but may also lead to increased competition among service providers.

Our average monthly churn for the third fiscal quarter of 2004 was 2.55% compared to 2.90% for 2003. We expect that in the near term churn may increase as a result of the implementation of the FCC's WLNP mandate in all of our markets during the third fiscal quarter of 2004. Through the third fiscal quarter of 2004, we have not experienced a material impact to churn related to WLNP with respect to the markets in which we operate that became subject to the mandate in November 2003. The remainder of our markets were subject to the mandate beginning in May 2004. If average monthly churn increases over the long-term, we would lose the cash flows attributable to those customers and have greater than projected losses.

We may incur significant handset subsidy costs for existing customers who upgrade to a new handset. As our customer base matures and technological advances in our services take place, we believe more existing customers will begin to upgrade to new handsets to take advantage of these services. We have limited historical experience regarding the rate at which existing customers upgrade their handsets and if more customers upgrade than we are currently anticipating, it could have a material adverse impact on our earnings and cash flows.

For the quarter ended June 30, 2004, we had income for continuing operations of $2.2 million, or $0.18 per share for the first time in the Company's history, primarily as a result of lower interest expense, higher net roaming revenue, and lower bad debt expense. Each of these items is discussed below:

    o Interest expense was lower as a result of a reduction in the outstanding balance of our notes and a lower interest rate. We expect that we will continue to see the benefits of lower interest expense on the notes resulting from our Recapitalization Plan.
    o Higher net roaming revenue is largely attributable to higher inbound travel volume. Net roaming revenue can be affected by industry trends, seasonality, and rates.
    o Throughout fiscal year 2004, the Company has experienced lower subscriber write-off experience; however, we are continually monitoring the effects of changes in our credit policy for certain subscribers and are not certain what effect, if any, the changes will have on our bad debt expense.
    o Additionally, during the quarter ended June 30, 2004 we did not receive or pay any significant special Sprint Settlements.

For the quarter ended June 30, 2004, we had cash and cash equivalents of $62.0 million. On July 1, 2004 we made our first interest payment of $7.5 million on the New Notes.

Contractual Obligations

The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to the credit facility, the Old Notes, the New Notes and non-cancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Expected future minimum contractual cash obligations for the next five years and in the aggregate at September 30, 2003, giving effect to changes made as a result of the Recapitalization Plan, are as follows (dollars in thousands):


                                                   Payments Due By Period for Years Ending September 30,
                                --------------------------------------------------------------------------------------------
                                     Total        2004         2005         2006        2007        2008        Thereafter
                                -------------  ------------  ----------  -----------  ----------  ----------   -------------
Credit facility, principal (1)     $ 151,475      $ 20,275    $ 21,200     $ 30,107    $ 39,893    $ 40,000             $ -
Credit facility, interest (2)         24,188         7,460       6,779        5,327       3,430       1,192               -
Old Notes, principal                   1,795             -           -            -           -           -           1,795
Old Notes, interest (3)                1,212             -         242          242         242         243             243
New Notes, principal                 159,035             -           -            -           -           -         159,035
New Notes, interest (4)               84,487         7,455      14,909       14,909      14,909      14,909          17,396
Operating leases (5)                  60,262        18,899      14,396        9,485       6,632       5,159           5,691
                                -------------  ------------  ----------  -----------  ----------  ----------   -------------
                                   $ 482,454      $ 54,089    $ 57,526     $ 60,070    $ 65,106    $ 61,503       $ 184,160
                                =============  ============  ==========  ===========  ==========  ==========   =============



(1) Total repayments are based upon borrowings outstanding as of September 30, 2003.
(2) Interest rate is assumed to be 5.5%. As of June 30, 2004, the weighted-average interest rate on the credit facility was 5.02%. Due to a $10.0 million pre-payment made on February 20, 2004, offset by subsequent credits, projected interest decreased approximately $0.5 million in FY 2004.
(3)  Stated interest rate on Old Notes is 13.5% with payments starting in 2005.
(4) Stated interest rate on New Notes is 9.375% with payments starting in July 2004.
(5) Operating leases do not include payments due under renewals to the original lease term.

On August 16, 1999, the Company entered into a $153.5 million senior credit facility. The credit facility which was amended on November 30, 2003, provides for (i) a $13.5 million senior secured term loan ("Tranche I Term Loan") which matures on June 6, 2007 and (ii) a $140.0 million senior secured term loan ("Tranche II Term Loan") which matures on September 30, 2008. Under the credit facility, the Company makes quarterly payments which began on December 31, 2002 for the Tranche I Term Loan and March 31, 2004 for the Tranche II Term Loan. The quarterly payments are predetermined based upon a percentage of the aggregate balance and consist of (i) eight payments of 3.75%, (ii) four payments of 5.0%,
(iii) six payments of 7.143% and (iv) a final payment of 7.142%. No amounts remain available for borrowing under the credit facility. The credit facility is secured by all the assets of the Company and its restricted subsidiaries. The interest rate for the credit facility is determined on a margin above either the prime lending rate in the United States or the London Interbank Offer Rate.

The credit facility contains ongoing financial covenants, including reaching covered population targets, maximum annual spending on capital expenditures, attaining minimum subscriber revenues, and maintaining certain leverage and other ratios such as debt to total capitalization, debt to EBITDA (as defined in the credit facility agreement, "Bank EBITDA") and Bank EBITDA to fixed charges. The credit facility restricts the ability of the Company and its restricted subsidiaries to: create liens; incur indebtedness; make certain payments, including payments of dividends and distributions in respect of capital stock; consolidate, merge and sell assets and engage in certain transactions with affiliates. As of June 30, 2004, the Company was in compliance in all material respects with covenants contained in the credit facility.

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

The New Notes contain covenants, subject to certain exceptions, that prohibit the Company's ability to, among other things, incur more debt; create liens; repurchase stock and make certain investments; pay dividends, make loans or transfer property or assets; enter into sale and leaseback transactions, transfer or dispose of substantially all of the Company's assets; or engage in transactions with affiliates. Some exceptions to the restrictions on the Company's ability to incur more debt include: up to $175 million of indebtedness under the Company's credit facility; up to $5 million of capital lease obligations; and up to $50 million of additional general indebtedness. As of June 30, 2004, the Company was in compliance in all material respects with covenants contained in the note indenture.

The Company has no off-balance  sheet  arrangements and has not entered into any
transactions  involving   unconsolidated,   limited  purpose  variable  interest
entities or commodity contracts.

As of June 30, 2004, two major credit rating agencies rate the Company's unsecured debt. The ratings were as follows:

       Type of facility     S&P       Moody's
       ----------------     ---       -------
       New Notes            CCC-      Caal
       Credit Facility      CCC+      B2

Related Party Transactions

See Note 3 to the condensed consolidated financial statements for a description of transactions with Sprint.


Item 3.    Quantitative And Qualitative Disclosure About Market Risk

In the normal course of business, the Company's operations are exposed to interest rate risk on its credit facilities and any future financing requirements. The Company's fixed rate debt consists primarily of the carrying value of the New Notes ($135.9 million including discounts of $23.2 million at June 30, 2004) and the remaining accreted carrying value of the Old Notes ($1.7 million at June 30, 2004). The Company's variable rate debt consists of borrowings made under the credit facility ($134.5 million outstanding at June 30, 2004). As of June 30, 2004, the weighted average interest rate under the credit facility was 5.02%. Our primary interest rate risk exposures relate to
(i) the interest rate on long-term borrowings; (ii) our ability to refinance the New Notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

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



 (1) The interest rate on the credit facility equals the London Interbank Offered Rate ("LIBOR") +3.75%. LIBOR is assumed to equal 1.75% for all periods presented. A 1% increase (decrease) in the variable interest rate would result in a $0.8 million increase (decrease) in the related interest expense on an average annual basis (based upon borrowings outstanding as of June 30, 2004).

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, June 30, 2004 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Although the Company acknowledges its responsibility for all of its internal controls, because of our reliance on Sprint for financial information, we depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint's other network partners. As part of this control process, Sprint engages its service auditors to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for the Reporting and Financial Settlement Process" under guidance provided in Statement of Auditing Standards No. 70 ("Type II SAS 70 reports"). The Type II SAS 70 report is provided to us semi-annually and covers our entire fiscal year.

In addition, at least annually, we review the prior year's Type II SAS 70 report in light of events that have occurred during the year. We also provide comments to Sprint and its service auditors regarding issues and information we believe the report should address.

As was reported in our Form 10-K for our fiscal year ended September 30, 2003 and our Form 10-Q for our fiscal quarter ended December 31, 2003, we determined during fiscal 2002, that we had a reportable condition in our internal controls related to an accounts receivable issue with Sprint. We and our independent auditors believed that the accounts receivable issue resulted from a reportable condition in our internal controls as they related to information we received from Sprint and our ability to verify that information. The Company relies on Sprint for financial information, including information relating to our revenues and accounts receivable, which underlies a substantial portion of our periodic financial statements and other financial disclosure.

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

To avoid this reportable condition in the future, the Company will need to continue the processes we have implemented as previously disclosed in prior filings and continue to obtain or perform the following:

o Obtain from Sprint access to a detailed listing of subscriber receivables at the account level on a quarterly basis and validate its integrity. Sprint provided this same level of detail at September 30, 2003 and each quarter ended to date during fiscal 2004, and the Company validated the report's integrity at each date. Subsequent to February 29, 2004, Sprint provided the detailed listing of subscriber receivables at the account level on a monthly basis.

o Perform a full reconciliation of the subscriber receivables detail to the general ledger balance, including a complete understanding of all reconciling items. At September 30, 2003, and during the nine months ended June 30, 2004, the Company performed a full reconciliation of the subscriber receivables detail on a monthly basis.

o Perform a rollforward of the accounts receivable information to be provided by Sprint and compare these amounts to our general ledger accounts. At September 30, 2003, and during the nine months ended June 30, 2004, the Company performed a rollforward of the accounts receivable information provided by Sprint on a monthly basis and reconciled it to the Company's accounts receivable general ledger accounts.

In preparation  for the  requirements  imposed under Section 404 of the Sarbanes
Oxley Act of 2002, we retained an outside accounting firm to assist us in documenting processes, identifying gaps and improving our internal control processes, including our processes to verify data provided by Sprint. Beginning January 2004, the outside accounting firm we retained began documenting processes and identifying gaps in our internal controls with the Company's management. During the quarter ended June 30, 2004, there were no changes to internal control over financial reporting that have had, or are reasonably likely to have, a material effect on our internal control over financial reporting.

In light of the additional procedures adopted as described above and in our prior periodic filings, we believe that the improvements made to our system of internal control over financial reporting were appropriate and responsive to the internal control over financial reporting reportable condition identified at September 30, 2002 and 2003. We have continued to monitor the operation of our improved internal control over financial reporting with respect to our Sprint relationship, and have concluded that, as of June 30, 2004, our disclosure controls and procedures were effective.


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

See Note 4 to the condensed consolidated financial statements in this document.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 5.  Other Information

None.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

1) Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification

2) Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification

3) Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

4) Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

The following Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2004:

On April 8, 2004, AirGate filed a Current Report on Form 8-K under items 7,9 and 12 relating to a slide presentation made to investors on April 8, 2004.

On April 9, 2004, AirGate filed a Current Report on Form 8-K under items 5 and 7 relating to a press release announcing the appointment of three new independent directors and the reelection of one director.

On April 13, 2004, AirGate filed a Current Report on Form 8-K under items 7 and 12 relating to a press release announcing certain preliminary operating results for the second quarter of fiscal 2004.

On April 13, 2004, AirGate filed a Current Report on Form 8-K under items 5 and 7 relating to a press release announcing the resignation of Barbara L. Blackford as its vice president, general counsel and corporate secretary to become general counsel to Superior Essex Inc.

On May 13, 2004, AirGate filed a Current Report on Form 8-K under items 5 and 7 relating to a press release announcing its financial and operating results for the second quarter of fiscal 2004.

On May 13, 2004, AirGate filed a Current Report on Form 8-K under items 7 and 12 relating to the script of the conference call it held on May 13, 2004 to discuss the financial and operating results for the second quarter of fiscal 2004.

On May 18, 2004, AirGate filed a Current Report on Form 8-K under items 7,9 and 12 relating to a slide presentation made to investors on May 18, 2004.

SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.


                                     AIRGATE PCS, INC.

                                 By:/s/ William J. Loughman
                                        William J. Loughman
                                 Title: Chief Financial Officer
                                (Duly Authorized Officer, Principal Financial
                                 and Chief Accounting Officer)

       Date:  August 13, 2004