Form 10-K
period 2004-09-30
AIRGATE PCS INC /DE/
filed 2004-12-14
CIK 1086844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to
Section 13 or 15(d) of the Securities Act of 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 30, 2004.
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

Common Stock, par value $.01 per share

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing sale price on The Nasdaq National Market on March 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $174,423,405. (For purposes of determination of the foregoing amount, only our directors and executive officers have been deemed affiliates).

     As of November 30, 2004, there were 11,768,258 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement to be filed within 120 days after September 30, 2004 for the Registrant’s Annual Stockholder Meeting are incorporated by reference into Part III of this Report on Form 10-K.

AIRGATE PCS, INC.

ANNUAL REPORT ON FORM 10-K

PART 1

ITEM 1. Business

Special Caution Regarding Forward-Looking Statements

     This annual report on Form 10-K and other documents we file with the Securities and Exchange Commission contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our liquidity, the wireless industry, our beliefs and management’s assumptions. Such forward looking statements include statements regarding expected financial results and other planned events, including but not limited to, anticipated liquidity, churn rates, ARPU (as defined herein), CPGA (as defined herein), roaming rates, EBITDA (as defined herein), and capital expenditures. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek”, “project,” “target,” “goal,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. Among others, these risks and uncertainties include:

•	our dependence on the success of Sprint’s wireless business and continued access to the Sprint spectrum;

•	the competitiveness and impact of Sprint’s pricing plans, network coverage and PCS products and services and introduction of pricing plans and programs that may adversely affect our business;

•	intense competition and increasing consolidation in the wireless market and the rapidly changing nature of the wireless market;

•	the potential to experience a continued high rate of subscriber turnover;

•	the ability of Sprint (directly or through third parties) to provide back office billing, subscriber care and other services and the quality and costs of such services;

•	subscriber credit quality;

•	the ability to successfully leverage third-generation, or 3G, products and services;

•	possible inaccuracies in financial information provided by Sprint;

•	material changes in government regulations;

•	new charges and fees, or increased charges and fees, imposed by Sprint;

•	future disputes with Sprint;

•	our ability to predict future subscriber growth, as well as other key operating metrics;

•	our ability to manage anticipated growth and expansion;

•	the impact of spending cuts on network quality, subscriber retention and subscriber growth;

•	rates of penetration in the wireless industry;

•	our significant level of indebtedness and debt covenant requirements;

•	the impact and outcome of legal proceedings between other Sprint network partners and Sprint;

•	the potential need for additional sources of capital and liquidity;

•	risks related to our ability to compete with larger, more established businesses with greater access to capital;

•	anticipated future losses;

•	adequacy of bad debt and other reserves;

•	rapid technological and market change;

•	an adequate supply of subscriber equipment;

•	declines in growth of wireless subscribers;

•	the effect of wireless local number portability (“WLNP”) and other government mandates;

•	the volatility of the market price of our common stock;

•	the future obsolescence of our network assets based on technological changes and

•	general economic and business conditions.

     These forward looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward looking statements. Forward looking statements should, therefore, be considered in light of various factors, including those set forth in this Item 1 under “Risk Factors”, in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Future Trends That May Affect Operating Results, Liquidity and Capital Resources” and elsewhere in this report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Certain Definitions

     In this annual report on Form 10-K, we refer to AirGate PCS, Inc. and its three wholly-owned, restricted subsidiaries, AGW Leasing Company, Inc., AirGate Network Services, LLC and AirGate Service Company, Inc. as “the Company”.

     “Sprint PCS” refers to Sprint Communications Company, L.P., Sprint Spectrum L.P. and WirelessCo, L.P. In this annual report on Form 10-K, we refer to Sprint Corporation and its affiliates, including Sprint PCS, as “Sprint”. A “Sprint PCS affiliate” is an entity, such as us, whose sole or predominant business is operating (directly or through one or more subsidiaries) a wireless communications service business pursuant to affiliation or management agreements with Sprint. Statements in this report regarding Sprint are derived from information contained in our agreements with Sprint, periodic reports and other documents filed by Sprint with the Securities and Exchange Commission or press releases issued by Sprint.

     “iPCS” refers to iPCS, Inc. and its two wholly-owned subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc.

BUSINESS OVERVIEW

Our Company

     We are a network partner of Sprint PCS, the personal communications services (commonly known as PCS) division of Sprint Corporation, and have the exclusive right to provide wireless communications services under the Sprint® and Sprint PCS® brand names in our licensed territory, which includes most of the state of South Carolina, parts of North Carolina, and the eastern Georgia cities of Augusta and Savannah. We launched Sprint PCS products and services in our first market in January 2000 and currently operate in 21 basic trading areas (“BTAs”) assigned to us under our affiliation agreements with Sprint PCS. We offer national calling plans designed by Sprint PCS, as well as local calling plans tailored to our markets. We market Sprint PCS products and services through a number of distribution outlets, including our own retail stores, major national distributors such as RadioShack and Best Buy and local third party distributors. As of September 30, 2004, our licensed territory had a total population, which we refer to as “POPs,” of 7.4 million residents, of which our network covered 6.1 million residents, which we refer to as “covered POPs,” resulting in approximately 83% covered POPs. As of September 30, 2004, we had 384,537 subscribers.

     Sprint PCS, along with its network partners, operates a 100% digital, 100% PCS, nationwide wireless network in the United States, with licenses to provide services to an area consisting of approximately 280 million POPs. We own and are responsible for building, operating and managing the portion of the nationwide PCS network of Sprint PCS located in our licensed territory. Our PCS network is designed to offer a seamless connection with the nationwide wireless network of Sprint PCS. Like Sprint PCS and other Sprint PCS affiliates, we utilize code division multiple access (“CDMA”) technology. We have CDMA one times radio transmission technology (“1xRTT”) capability on all of the cell sites within our network.

Merger Agreement with Alamosa Holdings, Inc.

     On December 7, 2004, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alamosa Holdings, Inc. (“Alamosa”) and A-Co. Merger Sub, Inc., a direct wholly-owned subsidiary of Alamosa (“Merger Sub”). Pursuant to the Merger Agreement, we will merge (the “Merger”) with and into Merger Sub with Merger Sub surviving. After the Merger, we will be a subsidiary of Alamosa. Under the terms of the Merger Agreement, our shareholders will receive 2.87 Alamosa shares for every share of AirGate common stock they hold. In addition, Company shareholders will have the option to elect cash consideration in place of Alamosa stock, up to an aggregate amount of $100 million, with the per share cash consideration (the “Per Share Cash Consideration”) based on the average closing price of Alamosa stock in the ten trading days prior to the completion of the transaction multiplied by 2.87 (the “Per Share Amount”). The Per Share Cash Consideration is subject to proration to ensure that Alamosa exchanges no more than $100 million in aggregate cash consideration.

     The completion of the Merger is subject to various customary closing conditions, including obtaining the approval of our and Alamosa’s stockholders, the expiration of the applicable waiting period under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1974 and the consent of Sprint PCS. We expect to consummate the Merger in the Spring of 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Merger Agreement with Alamosa Holdings, Inc.” for more information.

Competitive Strengths

Strategic Affiliation with Sprint PCS.

     We believe that our strategic relationship with Sprint PCS provides us with significant competitive advantages and with a platform for growth. In particular we are able to offer high quality, nationally branded wireless services to our network subscribers. We benefit from our Sprint PCS affiliation in the following ways:

     Use of the Sprint PCS brand in our territory. We have the right to use the Sprint PCS® brand name in our licensed territory to market our products and services. We benefit from Sprint PCS’ national advertising campaigns, as well as Sprint’s sponsorship of numerous national and regional events that provide additional exposure to the brand and increase product awareness.

     Seamless national network partnership. We are the exclusive provider of Sprint PCS service within our network coverage area. Our product offering is centered on Sprint PCS’ national 100% digital network, which allows us to offer attractive national services plans to potential subscribers within our region. We also receive significant roaming traffic from Sprint PCS’ subscribers when they travel in our territory.

     Scale benefits usually associated with a national carrier. Our partnership with Sprint PCS allows us to offer competitive wireless voice and data services at a lower cost and with fewer capital requirements than would otherwise be possible as a regional carrier. Sprint PCS provides billing, collections, customer care and other back-office support services to over 22 million wireless customers. This scale of service enables Sprint to provide these services to us at a lower cost per customer than if we were to provide them ourselves. Sprint PCS’ purchasing leverage allows us to acquire the newest handsets and network equipment at a lower cost than we could without our affiliation with Sprint PCS. We also benefit from Sprint’s negotiated interconnection agreements with local exchange carriers, resulting in lower operating costs. Furthermore, Sprint PCS has roaming agreements with other wireless operators and wireless resellers, such as Virgin Mobile, Qwest Communications and AT&T, which enable us to receive additional revenue when subscribers of those operators, and additional resellers that have agreements with Sprint PCS, use our network. We also market our products and services through Sprint PCS’ existing relationships with major national retailers including RadioShack and Best Buy.

     Advanced technology and product development. We believe that the CDMA technology used across the Sprint PCS nationwide network offers significant advantages when compared with other wireless technologies. These advantages include greater volume capacity, higher voice quality and access to advanced features, such as Sprint PCS’ suite of PCS Vision wireless data products. We also have access to a wide array of handsets that feature the latest technologies, such as embedded cameras, color screens and wireless data capabilities.

Attractive Markets.

     We operate in attractive markets with high population densities and favorable roaming characteristics. Our markets are adjacent to major, growing metropolitan areas such as Atlanta, Charlotte and Raleigh. This concentration within our markets allows us to advertise and market to existing and potential subscribers in a cost effective manner. Additionally, the high population densities of our markets enable a higher return on the investment we make in our network. Our markets cover several major tourist destinations, including a number of beach and golf destinations, a number of military bases and over 100 colleges, universities and technical schools. Along with the major highways in our markets, these factors have resulted in a significant amount of roaming traffic that we receive from other wireless subscribers using our network.

State of the Art 3G Wireless Network.

     We have invested a substantial amount of capital in our CDMA network and 1xRTT network overlay. Our network allows us to provide exceptional call quality and wireless data services within our coverage area while retaining ample network capacity for future growth.

Business Strategy

     We believe that with our strategic relationship with Sprint PCS and our state of the art third-generation wireless network, we are well positioned for continued growth within our markets. Key aspects of our growth strategy include the following:

Expand Our Distribution Network.

     We believe a robust distribution network is important to driving subscriber growth. Therefore, we plan to replace many of our older Company-owned stores with larger ones in better locations. In addition, we anticipate signing agreements with exclusive third-party dealers to open and operate approximately 50 to 75 Sprint-branded stores within our markets. These new stores will ensure that we have the retail presence in each of our key markets to drive subscriber growth. We also intend to improve the customer experience at our stores through introducing new technologies and capabilities, such as touch-screen computers that will help efficiently educate customers on our products and services.

Continue to Invest in Our Network.

     While we already operate a state-of-the-art network, we will continue to invest strategically in our network in order to expand its breadth and capabilities in the future. We plan to add 250 to 300 cell sites over the next four years. This will add capacity to some existing areas, allowing us to continue to increase penetration and introduce new technologies in select areas, as well as expand network coverage to new areas, and therefore increase our marketing area.

Leverage Our 3G Network Platform and Introduce New Product Offerings.

     We seek to capitalize on the investment in our network and the Sprint PCS nationwide network. Sprint PCS is a leading national wireless carrier offering third generation, or 3G, technology-based services (which Sprint PCS and Sprint PCS affiliates brand as “PCS Vision”) across its nationwide footprint. PCS Vision allows our subscribers to use their PCS Vision-enabled devices to check e-mail, take, send and receive pictures, play games with full-color graphics and polyphonic sounds, and browse the internet. We believe these services are important to attract and retain subscribers, particularly those with prime credit ratings, and to maintain higher average revenue per user, or “ARPU”.

Focus on Initiatives to Reduce Churn.

     We believe that focused efforts on the customer experience and the quality of the services provided to our customers are critical to retaining subscribers. We offer incentives to attract new customers and induce existing customers to renew their contracts, such as offering discounts on the purchase of new handsets. Using incentives such as this, we seek to maximize the number of subscribers under two-year contracts.

Markets

     We believe that connecting Sprint’s existing PCS markets with our PCS markets is an important part of Sprint’s on-going strategy to provide seamless, nationwide PCS service to its subscribers. Our territory has approximately 7.4 million residents and includes vacation destinations, substantial highway mileage and a large student population, with at least 100 colleges, universities and technical schools. The following table sets forth the location and estimated population in our territory:

AirGate Basic Trading Areas(1)	Population(2)
Greenville-Spartanburg, SC	935,800
Savannah, GA	775,800
Charleston, SC	690,200
Columbia, SC	685,100
Asheville-Hendersonville, NC	625,000
Augusta, GA	601,900
Anderson, SC	354,500
Hickory-Lenoir-Morganton, NC	350,300
Wilmington, NC	342,800
Florence, SC	262,800
Greenville-Washington, NC	252,900
Goldsboro-Kinston, NC	245,100
Rocky Mount-Wilson, NC	219,900
Myrtle Beach, SC	205,500
New Bern, NC	177,400
Sumter, SC	158,600
Jacksonville, NC	150,500
Orangeburg, SC	124,900
The Outer Banks, NC(3)	93,400
Roanoke Rapids, NC	79,900
Greenwood, SC	77,600

Total	7,409,900

(1)	Each of our markets contains 10 MHz of spectrum.

(2)	Based on 2002 estimates compiled by Kagan’s Wireless Telecom Atlas & Databook, 2002 Edition, as reported per individual basic trading area.

(3)	Territory covered by our Sprint PCS management agreement does not comprise a complete basic trading area.

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

     PCS Vision Service. In the third calendar quarter of 2002, Sprint launched PCS Vision, a third generation technology. PCS Vision-enabled devices take and receive pictures, check personal and corporate e-mail, play games with full-color graphics and polyphonic sounds and browse the internet wirelessly with speeds that equal or exceed a home computer’s dial-up connection. At the same time, Sprint began to roll out a broad portfolio of PCS Vision-enabled devices that incorporate voice and data functionality, expanded memory, high-resolution and larger color screens that allow greater mobility, convenience and productivity. We support and offer PCS Vision services and phones in the majority of our territory.

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

     CDMA and Dual Band/Dual Mode Handsets. We offer code division multiple access, or CDMA, digital technology handsets. These handsets range from full-featured models with special features such as Palm OS and built-in digital cameras to models with voice only capability. The phones can weigh as little as 2.65 ounces and can have standby times surpassing 300 hours. We offer dual band/dual mode handsets that allow subscribers to make and receive calls on both PCS and cellular frequency bands and both digital and analog technology.

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

     Sprint store within a RadioShack store. Sprint has an arrangement with RadioShack to install a “store within a store.” Currently, RadioShack has 120 stores in our territory that are authorized to offer Sprint PCS products and services to potential subscribers.

     Other national third-party retail stores. In addition to RadioShack, we benefit from the sales and distribution agreements established by Sprint with other national retailers, which currently include Best Buy, CostCo, Staples, Office Max, Office Depot and Ritz Camera. These retailers and others have approximately 116 retail stores in our territory.

     Local third-party retail stores. We benefit from the sales and distribution agreements that we enter into with local retailers in our territory. We have entered into sales and distribution agreements related to approximately 9 local stores in our territory.

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

     For the year ended September 30, 2004, the following table sets forth the percentage of subscriber gross additions that our distribution channels generated for us:

Retail Sprint Stores	43%
RadioShack	17%
Other National Third-Party	11%
Local Third-Party	6%
National Accounts	7%
Sprint	16%

100%

Suppliers and Equipment Vendors

     We do not manufacture any of the handsets or network equipment we use in our operations. We purchase our network equipment and handsets pursuant to various Sprint vendor arrangements that provide us with volume discounts. These discounts have significantly reduced the overall capital required to build our network.

     Under such arrangements, we currently purchase our network equipment from Lucent Technologies, Inc. (“Lucent”). In addition, we currently purchase our handsets directly from Sprint and our accessories from Sprint and certain other third-party vendors. Our agreements with Sprint require us to pay Sprint $4.00 for each 3G handset that we purchase either directly from Sprint or from a Sprint authorized distributor. We agreed to pay this fee starting with purchases on July 1, 2002 and ending on the earlier of December 31, 2004 or the date on which the cumulative 3G handset fees received by Sprint from all Sprint network partners equal $25.0 million. We further agreed to purchase 3G handsets only from Sprint or a Sprint authorized distributor during this period.

Outsourced Services

     We outsource a number of services from or through Sprint. These services include:

•	billing and collections;

•	customer care, including activations of new subscribers and customer call center activities; and

•	national support of the Sprint network, such as its national network operating control center.

     Sprint also requires us to purchase certain “services,” such as 3G research and development.

     Billing and customer care are important to our ability to maintain and grow our subscriber base and to collect monies owed to us by subscribers. We believe actual or perceived poor customer care contributes to higher churn.

Sprint Relationship and Agreements

     The following includes a summary of the material terms and provisions of our Sprint agreements. These agreements were recently amended in a number of respects to resolve issues that had arisen between Sprint and us.

Overview of Sprint Relationship and Agreements

     Under our long-term agreements with Sprint, we market PCS products and services under the Sprint brand names in our territory. The agreements with Sprint require us to build-out our systems, platforms, products and services to seamlessly interface with the Sprint PCS wireless network. The Sprint agreements also provide us with:

•	the right to receive Sprint’s equipment discounts in making purchases from equipment vendors;

•	roaming revenue from Sprint PCS and its PCS network partner subscribers traveling into our territory;

•	national marketing and advertising;

•	access to local and interexchange facilities owned and operated by Sprint; and

•	various back office services provided by Sprint.

     Our relationship and agreements with Sprint are structured to provide us with certain advantages such as avoiding the up-front costs of acquiring spectrum in our territory and being able to offer high quality products as part of a nationwide network. The Sprint agreements have an initial term of 20 years with three 10-year renewals which can lengthen the contracts to a total term of 50 years. Our Sprint agreements will automatically renew for the first 10-year renewal period unless we are in material default on our obligations under the agreements. The Sprint agreements will automatically renew for two additional 10-year terms unless either we or Sprint provide the other party with two years prior written notice to terminate the agreement.

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

     Exclusivity. We are designated as the only person or entity that can manage or operate a PCS network for Sprint in our territory. Sprint is prohibited from owning, operating, building or managing another wireless mobility communications network in our territory while our management agreement is in place and no event has occurred that would permit the agreement to terminate. Our agreement does not limit the definition of a wireless mobility communications network to a specific spectrum. Sprint is permitted under the agreement to make national sales to companies in the covered territories and, as required by the Federal Communications Commission (“FCC”), to permit resale of the Sprint PCS products and services in the covered territory.

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

     Products and services. The management agreement identifies the wireless products and services that we can offer in our territory. We may offer non-Sprint PCS products and services in our territory under limited circumstances. We may not offer products and services that are confusingly similar to current Sprint PCS products and services or to future Sprint products and services if such products or services are introduced within a certain period of time. We may cross-sell services such as internet access, subscriber premises equipment and prepaid phone cards with Sprint and other Sprint network partners. If we decide to resell such services of third parties, we must give Sprint an opportunity to provide the services on the same terms and conditions. We cannot offer wireless local loop services specifically designed for the competitive local exchange market in areas where Sprint owns the local exchange carrier without Sprint’s consent, unless we name the Sprint-owned local exchange carrier as the exclusive distributor.

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

     Service pricing, roaming and fees. We must offer Sprint subscriber pricing plans designated for regional or national offerings. We are permitted to establish our own local price plans for Sprint PCS products and services offered only in our markets, subject to Sprint’s approval. We are entitled to receive fees weekly from Sprint equal to 92% of net “billed revenue” related to customer activity less applicable write-offs, net of deposits applied. Sprint determines the write-offs for any given time period. Outbound non-Sprint PCS roaming billed to subscribers based in our markets, proceeds from the sales of handsets and accessories, amounts collected with respect to taxes and surcharges for enhanced 911, surcharges relating to WLNP, universal service fund charges, and customer handset insurance are not considered “billed revenue.” Billed revenue generally includes all other customer account activity for Sprint PCS products and services in our markets, which include such activities billed to, attributed to or otherwise reflected in customers accounts. We are generally entitled to 100% of the proceeds from customers for equipment and accessories sold or leased by us and to our proportional cost to comply with enhanced 911 and WLNP, attributable to customers based in our markets less applicable write-offs. We also are entitled to 100% of the universal service funds from the Universal Service Administrative Company associated with customers in our markets. Many Sprint PCS subscribers purchase nationwide pricing plans that allow roaming anywhere on Sprint PCS’ and its affiliates’ networks without incremental Sprint PCS roaming charges. However, we earn Sprint PCS roaming revenue for every minute that a Sprint PCS subscriber from outside our markets enters our markets and uses our network. We earn revenue from Sprint based on a per minute rate when Sprint’s or other Sprint affiliates’ subscribers travel on our portion of the Sprint PCS network. Similarly, we pay the same rate for every minute our subscribers use the Sprint PCS network outside our markets. The roaming rate onto a non-Sprint PCS provider’s network is set under Sprint PCS’ third party roaming agreements.

     Under our agreement with Sprint, the reciprocal roaming rate exchanged for customers who roam into the other party’s or another Sprint affiliate’s network was initially established at $0.20 per minute. In April 2001, we, along with other Sprint affiliates, reached an agreement in principle with Sprint to reduce this reciprocal roaming rate exchanged between Sprint and its affiliates. The rate was reduced from the original $0.20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. The rate was reduced to $0.10 per minute for 2002, reduced to $0.058 per minute for 2003 and reduced to $0.041 from January 1 through July 31, 2004. As of August 1, 2004, the rate was increased to $0.058 per minute, pursuant to the September 2004 amendment to our management agreement. Beginning on January 1, 2007, the reciprocal roaming rate will change annually to equal 90% of Sprint’s retail yield from the prior year subject to certain limitations. Sprint PCS’ retail yield is defined as Sprint PCS’ average revenue per user for voice services divided by the average minutes of use per user.

     In addition to the reciprocal per minute fee for the Sprint PCS roaming discussed above, we also recognize roaming revenue and expense related to data usage from PCS Vision services when wireless subscribers are using such services outside of their home territory. We recognize revenue when a wireless subscriber based outside of our markets uses PCS Vision data services on our network and we recognize expense when our subscribers use such services on the Sprint PCS network or network of another Sprint affiliate outside of our markets. This roaming activity is settled on a per kilobit (KB) basis at a rate that was $0.0014 per KB for 2003 and increased to $0.002 per KB from January 1 through July 31, 2004. In the September 2004 amendment to our management agreement with Sprint, we agreed that the rate will be $0.002 per KB for August 2004 through December 31, 2006. Thereafter, the rate will be 90% of Sprint’s retail yield for the previous year, subject to certain limitations. Sprint’s retail yield for data services is defined as Sprint’s average revenue per user for data services divided by the KB of use for data usage per subscriber.

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

     Program requirements. Under our management agreement with Sprint, we must comply with Sprint’s program requirements for technical standards, customer service standards and national and regional distribution and national accounts programs. Sprint can adjust the program requirements at its discretion, subject to limitations, including those specified below which were included in the September 2004 amendment to our management agreement. We can decline to implement any “non-capital program requirement change” (as defined below) if the change will:

•	cause our combined peak negative cash flow to be an amount greater than 3% of our “enterprise value” (as defined below);

•	when combined with all other changes in the program requirements that we agree to or were required to implement, within the prior 12 months, cause our combined cumulative peak negative cash flow to be an amount greater than 5% of our “enterprise value”;

•	cause a decrease in our forecasted five-year discounted cash flow of more than 3% on a combined net present value basis; or

•	when combined with all other changes in the program requirements that we agree to or were required to implement, within the prior 12 months, cause a decrease in our forecasted five-year discounted cash flow of more than 5% on a combined net present value basis.

     For purposes of determining whether a “non-capital program requirement change” will adversely impact our operations, our “enterprise value” is defined as the book value of our outstanding debt and preferred stock, in addition to the fair market value of our publicly-traded equity (excluding preferred stock), less cash.

     A “non-capital program requirement change” means a program requirement change that does not require us to make any capital expenditures in excess of 5% of our capital budget as approved by our board of directors for the fiscal year in which the program requirement change is requested. These economic hurdles do not apply to changes to the trademark usage guidelines, the marketing communications guidelines and the Sprint national or regional distribution program requirements.

     We may also decline to implement any change in any “capital program requirement” (as defined below), if the change will:

•	have a negative net present value applying a five-year discounted cash flow model;

•	cause our combined peak negative cash flow to be an amount greater than 3% of our enterprise value; or

•	when combined with all other changes in the program requirements that we agree to or were required to implement, within the prior 12 months, cause our combined cumulative peak negative cash flow to be an amount greater than 5% of our enterprise value.

     A “capital program requirement” change means a program requirement change that requires us to make a capital expenditure that is greater than 5% of our capital budget as approved by our board of directors for the fiscal year in which the program requirement change is requested. The economic hurdles do not apply to changes to the trademark usage guidelines, the marketing communications guidelines and the Sprint national or regional distribution program requirements. However, we must implement a “capital program requirement” change if it is related to network capacity expansion due to a change in a service plan (if the cost will not exceed the economic hurdles for “non-

capital program requirement changes”) or if the change is necessary to comply with required network performance standards.

     Our management agreement sets forth a dispute resolution process if Sprint believes that we do not have the right to decline to implement a change in the program requirements. In any event, we must implement a change in the program requirements if Sprint agrees to compensate us for amounts in excess of the criteria set forth above, subject to certain limitations.

     Notwithstanding the above, we have agreed to implement a change in program requirements if the adjustment relates to a pricing plan or roaming program and Sprint reasonably determines that the change must be implemented on an immediate or expedited basis to respond to competitive market forces. If the change would have exceeded one of the criteria set forth above, our management agreement provides for appropriate compensation from Sprint to the extent such criteria is exceeded.

     Resellers. We are now required, pursuant to the September 2004 amendment to our management agreement, to participate in all resale arrangements that were entered into by Sprint prior to April 1, 2004. The roaming and data services rates for these reseller arrangements are set through December 31, 2006. Thereafter, the rates may vary depending on Sprint’s retail yield.

     In addition, we are required to participate in all new third party resale arrangements entered into by Sprint between April 1, 2004 and December 31, 2006, and all existing resale arrangements that are renewed during this period, subject to certain minimum pricing requirements. The roaming rate and rate for data services will be the amount of fees collected by Sprint from the resellers as payment for the reseller’s use of the service area network.

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

     Rights of first refusal. Sprint has certain rights of first refusal to buy our assets upon a proposed sale of all or substantially all of our assets.

     Termination of management agreement. The management agreement can be terminated as a result of:

•	termination of Sprint’s PCS licenses in our territory;

•	uncured failure by a party to pay any amount due under the management agreement or any other agreement between the parties or their respective related parties;

•	any other uncured breach under the management agreement;

•	bankruptcy of a party to the management agreement;

•	subject to the limitations in the management agreement, such management agreement not complying with any applicable law in any material respect; or

•	the termination of either of the related trademark and service mark license agreements.

     The termination or non-renewal of the management agreement triggers certain of our rights and those of Sprint.

     If we have the right to terminate our management agreement because of an event of termination caused by Sprint, generally we may:

•	require Sprint to purchase all of our operating assets used in connection with our PCS networks for an amount equal to at least 88% of our entire business value as described below, unless

•	Sprint becomes the licensee for 20 MHz of spectrum in our territory and has licensed at least 20 MHz of spectrum to us for use in our territory, or

•	we have acquired or have the right to use any other spectrum, in which case the purchase price will be an amount equal to 80% of our entire business value;

•	if Sprint is the licensee for 20 MHz or more of the spectrum on the date we terminate the management agreement, require Sprint to sell to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of:

•	the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint, or

•	9% of our entire business value; or

•	sue Sprint for damages or submit the matter to arbitration and not terminate the management agreement.

     If Sprint has the right to terminate a management agreement because of an event of termination caused by us, generally Sprint may:

•	require us to sell our operating assets to Sprint for an amount equal to 72% of our entire business value;

•	require us to purchase, subject to governmental approval, the licensed spectrum in our territory for an amount equal to the greater of:

•	the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint, or

•	10% of our entire business value;

•	take any action as Sprint deems necessary to cure our breach of our management agreement, including assuming responsibility for, and operating, the related PCS network; or

•	sue us for damages or submit the matter to arbitration and not terminate the management agreement.

     Non-renewal. If Sprint gives us timely notice that it does not intend to renew our management agreement, we may:

•	require Sprint to purchase all of our operating assets used in connection with the PCS network for an amount equal to at least 80% of our entire business value; or

•	if Sprint is the licensee for 20 MHz or more of the spectrum on the date we terminate the management agreement, require Sprint to assign to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of:

•	the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint, or

•	10% of our entire business value.

If we give Sprint timely notice of non-renewal of the management agreement, or we and Sprint both give notice of non-renewal, or the management agreement can be terminated for failure to comply with legal requirements or regulatory considerations, Sprint may:

•	purchase all of our operating assets for an amount equal to 80% of our entire business value; or

•	require us to purchase, subject to governmental approval, the licensed spectrum for an amount equal to the greater of:

•	the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint, or

•	10% of our entire business value.

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

     Most favored nation clause. We generally have the right to amend our management agreement or services agreement to obtain the most favorable terms provided under a management agreement or services agreement between Sprint and another Sprint PCS affiliate of similar size (defined as covering at least 3.0 million people) if, prior to December 31, 2006, Sprint amends the terms of any of those agreements of another Sprint PCS affiliate of similar size in a manner that are more favorable than the terms of our agreements. This right is only effective, however, if we agree to accept all of the terms and conditions set forth in the other agreements agreed to after August 1, 2004 and does not apply to (1) those agreements which are amended with such Sprint PCS affiliate solely because the affiliate owns the spectrum on which its network operates (unless such Sprint PCS affiliate acquired the spectrum from Sprint after August 1, 2004), (2) the amendments which are compelled by a law or regulation inapplicable to us, (3) the amendments are due solely to a change in a build out plan or (4) the amendments which relate to unique terms or conditions.

The Services Agreement

     Pursuant to the September 2004 amendment to our services agreement, Sprint consolidated support services relating to billing, customer care, collections, network operations control center monitoring, national platform interconnectivity, voice mail, directory assistance, operator services and roaming clearinghouse services into one back office service referred to as Sprint CCPU service, all of which support services we had been purchasing prior to the consolidation. We have agreed to continue to purchase the Sprint CCPU service from Sprint for the period August 2004 through December 2006 and pay a monthly rate of $7.25 per subscriber through December 31, 2004, $7.00 from January 1, 2005 through December 31, 2005, and $6.75 from January 1, 2006 through December 31, 2006. Beginning in 2007, the monthly rate for the next three years for Sprint CCPU service will be based on the amount necessary to recover Sprint’s reasonable costs for providing the services. If we and Sprint cannot agree to a new rate for any future three-year period beyond 2006, we have the option to continue to purchase the Sprint CCPU services and have an arbitrator determine the new rate, self-provide the services or procure those services from another vendor, subject to certain rights and procedures relating to our ability to transition only customer care and collection services beginning in 2008. Sprint also consolidated services relating to subscriber activation, credit verification, handset logistics and handset carrying and obsolescence costs into a category referred to as Sprint CPGA service, all of which services and/or costs, prior to the consolidation, we had been purchasing in the case of the services or bearing in the case of the costs. We have agreed to continue to purchase the Sprint CPGA service from Sprint for the period August 2004 through December 2006 at $23.00 multiplied by the average number of newly activated customers in the service area. Beginning in 2007, the rate for the next three years for Sprint CPGA service will be based on the amount necessary to recover Sprint’s reasonable costs for providing the services. If we and Sprint cannot agree to a new rate for any future three-year period beyond 2006, we have the option to continue to purchase the Sprint CPGA service and have an arbitrator determine the new rate, self-provide the services or procure those services from another vendor.

     Under the terms of the services agreement, we may elect to outsource all of our customer care services during the period beginning on January 1, 2006 and ending on June 30, 2006. If we elect to outsource these services, we would have to pay Sprint a fee and incur other costs, and we would have to outsource the services to a customer care center whose facility and personnel are managed by us, but the center would have to use Sprint’s systems and processes. After the transition, the fees for Sprint CCPU and Sprint CPGA services will be the then-current cost to Sprint to provide the services, except that CPGA services will be $15.00, multiplied by the number of newly activated customers through December 31, 2006.

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

Employees and Labor Relations

     As of September 30, 2004, we employed approximately 396 full-time employees and 73 part-time employees. None of our employees are represented by a labor union. We believe that we have good relations with our employees.

Competition

     Competition in the wireless communications industry is intense. We operate in highly competitive markets in the southeast. We compete with national and regional cellular, PCS and other wireless providers. We believe that our primary competition is with Verizon Wireless, Nextel, Cingular Wireless, T-Mobile, Triton PCS, Alltel and US Cellular. These wireless service providers offer services that are generally comparable to our PCS service. Most of our competitors have financial resources and subscriber bases greater than ours.

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

     Our ability to compete effectively with these other providers will depend on a number of factors, including:

•	the continued success of CDMA technology in providing competitive call clarity and quality;

•	our ability to provide quality network service in a limited capital environment;

•	the competitiveness of the Sprint brand;

•	the competitiveness of Sprint’s pricing plans;

•	our spending on marketing and promotions compared to our competitors;

•	liquidity and capital resources;

•	our ability to upgrade our network to accommodate new technologies;

•	the continued expansion and improvement of the Sprint PCS nationwide network;

•	the quality of our customer care experience; and

•	our selection of handset options.

     Our ability to compete successfully will also depend, in part, on the ability of Sprint and us to anticipate and respond to various competitive factors affecting the industry, including:

•	new services that may be introduced;

•	changes in consumer preferences;

•	demographic trends;

•	economic conditions; and

•	discount pricing strategies by competitors.

Network Operations

     The effective operation of our portions of the Sprint PCS network requires:

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

     As of September 30, 2004, our network consisted of four switches located at two switch centers and approximately 800 tower sites. A switching center serves several purposes, including routing calls, managing call handoff, managing access to the public telephone network and providing access to voice mail. 99% of our operating cell sites are co-located. Co-location describes the strategy of leasing available space on a tower or cell site owned by another company rather than building and owning the tower or cell site directly.

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

Technology

     General. In 1993, the FCC allocated the 1900 MHz frequency block of the radio spectrum for wireless PCS Systems. PCS networks operate at a higher frequency and employ more advanced digital technology than traditional analog cellular telephone service. The enhanced capacity of digital systems, along with enhancements in digital protocols, allows digital-based wireless technologies, whether using PCS or cellular frequencies, to offer new and enhanced services, including greater call privacy and more robust data transmission, such as facsimile, electronic mail and connecting notebook computers with computer/data networks. However, because radio signals in the 1900 MHz band do not travel as far or penetrate as much as signals in the 800 MHz cellular band, it generally takes a greater number of PCS transmitting sites to achieve the same coverage as a cellular system.

     Presently, wireless PCS systems operate under one of three principal air interface protocols: CDMA, time division multiple access (“TDMA”) or global system for mobile communications (“GSM”). Wireless PCS operators in the United States now have dual-mode or tri-mode handsets available so that their customers can operate on different networks that employ different protocols.

     CDMA Technology. Sprint’s network and Sprint’s network partners’ networks all use CDMA technology. CDMA technology is fundamental to accomplishing our business objective of providing high volume, high quality airtime at a low cost. We believe that CDMA provides important system performance benefits. CDMA systems offer more powerful error correction, less susceptibility to fading and reduced interference than analog systems. Using enhanced voice coding techniques, CDMA systems achieve voice quality that is comparable to that of the typical wireline telephone. This CDMA vocoder technology also employs adaptive equalization, which filters out background noise more effectively than existing wireline, analog cellular or other digital PCS phones. CDMA technology also allows a greater number of calls within one allocated frequency and reuses the entire frequency spectrum in each cell. In addition, CDMA technology combines a coding scheme with a low power signal to enhance security and privacy. As a subscriber travels from one cell site to another cell site, the call must be “handed off” to the second cell site. CDMA systems transfer calls throughout the network using a technique referred to as soft hand-off, which connects a mobile subscriber’s call with a new cell site while maintaining a connection with the cell site currently in use.

     CDMA offers a cost effective migration to the next generation of wireless services. CDMA standards and products currently in place will allow existing CDMA networks to be upgraded in a cost efficient manner to the next generation of wireless technology. We have 1xRTT capabilities across our entire network. This technology offers data speeds of up to 144 kilobits per second, voice capacity improvements of over 50% and improved battery life in the handset. Further standards are being developed for CDMA that will offer data speeds in excess of 2,000 kilobits per second and additional improvements in voice capacity.

     Competing Digital Technologies. TDMA builds on frequency division multiple access (“FDMA”). TDMA divides conversations by timeslots and frequency channels, fitting three digital conversations into a single FDMA channel. Each user of a TDMA channel takes turn transmitting and receiving in a round-robin fashion. A single user uses the channel in short bursts; the user then momentarily relinquishes the channel to allow other users their turn.

     GSM uses a modified version of TDMA. Like TDMA, GSM divides conversations by timeslots and frequency channels. However, calls shift between channels and timeslots to maximize the GSM cellular system’s usage.

     Integrated Dispatch Enhanced Network (“iDEN”), also a modified version of TDMA, is a proprietary Motorola technology. Motorola is the sole manufacturer of iDEN cellular telephones and iDEN infrastructure equipment, and Nextel is the only competitor using this technology. The iDEN technology has been developed in a manner that permits various “push-to-talk” and group calling features.

     Of our competitors, Triton and Cingular use TDMA, adding a GSM overlay. In our territory, Cingular is primarily using GSM. T-Mobile uses GSM, and Verizon, Alltel and US Cellular use CDMA technology.

     Compared to these technologies, CDMA offers the following advantages:

•	greater capacity by accommodating more subscribers per MHz of bandwidth, which allows a greater number of calls within one allocated frequency;

•	enhanced security and privacy; and

•	soft hand-off, which greatly reduces dropped calls and interruptions during the hand-off process.

     However, a disadvantage of CDMA is channel pollution. Channel pollution occurs when signals from too many cellular sites are present at a subscriber’s phone, but none are dominant. This causes audio quality to decline rapidly. Channel pollution occurs frequently in densely populated urban environments.

     We did not choose CDMA technology as our primary technology based on these advantages and disadvantages. Rather, it is the technology used by Sprint.

Research and Development

     We currently do not conduct our own research and development. Instead we leverage Sprint’s and our vendors’ extensive research and development effort, which provides us with access to new technological products and enhanced service features without significant research and development expenditures of our own.

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

     The FCC has promulgated, and is in the process of promulgating and revising, a series of rules, regulations and policies that affect our operations. Penalties for violating the FCC’s rules and policies can range from monetary forfeitures to license revocation or non-renewal of licenses. The FCC Title II regulations applicable to our wireless operations include, among other things:

•	requirements and standards, discussed further below, designed to protect the public health (e.g., environmental standards), public safety (e.g., emergency calling) and public welfare (e.g., access to communications facilities);

•	requirements and standards, discussed further below, for the interconnection of PCS networks with other wireless and wireline carriers; requirements to provide service upon reasonable request and prohibitions on unjust or unreasonable discrimination by carriers between similarly situated subscribers and the charging of unreasonable or unjust rates; and

•	requirements to pay access charges, universal service funding (as discussed below), and other regulatory and non-regulatory fees and charges.

     We do not hold any radio licenses, but rather operate using spectrum licensed to Sprint under the Sprint management agreements. Nonetheless, we are subject to, or impacted by, a number of additional regulations and requirements under Title III of the Communications Act, as amended. These requirements include, among other things:

•	requirements in most cases to obtain prior consent before the assignment and/or transfer of control of a PCS license, as discussed below;

•	limitations on the extent of non-U.S. ownership of radio licenses and the qualifications of holders of radio licenses; and

•	requirements for compliance of antenna sites with the National Environmental Policy Act of 1969, including restrictions on emissions of radio frequency radiation, as well as requirements on the marking and lighting of antenna structures, and related notifications to the Federal Aviation Administration, for certain antenna sites.

     Furthermore, our operations are also subject to CMRS and service specific regulation by the FCC. CMRS regulations include, among other things:

•	possible limitations on having attributable interests (usually 20% or greater) in broadband PCS, cellular and specialized mobile radio service, or SMR, spectrum totaling too great an amount in a given market. Although a previously established 55 MHz spectrum cap per market has now expired, the FCC continues to consider competitive factors when licensees seek to aggregate large amounts of spectrum that exceed these thresholds in a certain geographical area;

•	requirements for carriers to provide access to emergency 911 (“E-911”) services from mobile handsets, including handsets of users who are not subscribers of such carrier, and for the network to provide enhanced location and other mobile identification information to public safety answering points, as discussed below;

•	requirements to comply with CALEA, including the dedication of capacity and provision of access points for law enforcement agencies to facilitate wiretaps and intercepts with valid authority; and

•	requirements to provide local number portability, as discussed further below, including the ability to deliver calls from the company’s networks to ported numbers anywhere in the country.

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

     Interconnection. The FCC has the authority to order interconnection between CMRS providers (which includes us) and any other common carrier. The FCC has ordered local exchange carriers to provide reciprocal compensation to CMRS providers for the termination of traffic. Under these new rules, we benefit from interconnection agreements negotiated by Sprint for our network with BellSouth and Verizon and with several smaller independent local exchange carriers. Interconnection agreements are negotiated on a statewide basis. If an agreement cannot be reached, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval.

     The FCC has underway a rulemaking proceeding in which the agency is considering making major changes to the interconnection compensation scheme that governs the telecommunications industry. There are also industry discussions underway which may result in a proposed interconnection compensation scheme which is materially different from the current reciprocal compensation system that is in place. Interconnection costs represent a significant expense item for the Company and any significant changes in the inter-carrier compensation scheme may have a material impact on the Company. The Company is unable to determine at this time whether any such changes would be beneficial to or detrimental to the Company financially.

     Universal Service Requirements. The FCC and the states are required to establish a universal service program to ensure that affordable, quality telecommunications services are available to all residents of the United States of America. Sprint PCS is required to contribute to the federal universal service program as well as existing state programs. The FCC has determined that the contribution to the federal universal service program is a variable percentage of interstate end-user telecommunications revenues. Although many states are likely to adopt a similar assessment methodology for intrastate revenues, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC’s rules. At the present time it is not possible to predict the extent of our total federal and state universal service assessments or our ability to recover costs associated with the universal service fund.

     Transfers, Assignments and Changes of Control of PCS Licenses. The FCC must give prior approval to the assignment of, or transfers involving, substantial changes in ownership or control of a PCS license. Non-controlling interests in an entity that holds a PCS license or operates PCS networks generally may be bought or sold without prior FCC approval. In addition, the FCC requires only post-consummation notification of certain pro forma assignments or transfers of control.

     An integral element of these rules is that the FCC also requires licensees to maintain effective working control over their licenses. The Sprint PCS agreements reflect an alliance that the parties believe meets the FCC requirements for licensee control of licensed spectrum. If the FCC were to determine that the Sprint PCS agreements need to be modified to increase the level of licensee control, we have agreed with Sprint PCS under the terms of our Sprint PCS agreements to use our best efforts to modify the agreements as necessary to cause the agreements to comply with applicable law and to preserve to the extent possible the economic arrangements set forth in the agreements. If the agreements cannot be modified, the agreements may be terminated pursuant to their terms. The FCC could also impose sanctions on the Company.

     Enhanced 911. In June 1996, the FCC adopted rules requiring broadband PCS and other CMRS providers to implement Phase I enhanced E-911 calling capabilities by October 1, 2001 to requesting public safety answering points. In addition, the FCC required implementation of Phase II enhanced 911 capabilities by October 1, 2002, including the ability to provide automatic location identification (or “ALI”) of subscribers by latitude and longitude with a specified accuracy. Sprint PCS has obtained waivers of the relevant ALI enhanced 911 requirements based on a modified deployment plan, which includes a number of interim benchmarks and other conditions, and would provide for completing Phase II enhanced 911 deployment by 2005.

     Communications Assistance for Law Enforcement Act (“CALEA”). CALEA was enacted in 1994 to preserve electronic surveillance capabilities by law enforcement officials in the face of rapidly changing telecommunications technology. CALEA requires telecommunications carriers, including us, to modify their equipment, facilities, and services to allow for authorized electronic surveillance based on either industry or FCC standards. Following adoption of interim standards and a lengthy rulemaking proceeding, including an appeal and remand proceeding, as of June 30, 2002, all carriers were required to be in compliance with the CALEA requirements. We are currently in compliance with the CALEA requirements.

     Wireless Local Number Portability. Since November 24, 2003, all covered CMRS providers, including us, are required to allow customers in the 100 largest metropolitan areas to retain their existing telephone numbers when switching from one telecommunications carrier to another. These rules are generally referred to wireless local number portability (“WLNP”). As of May 24, 2004, FCC regulations require that such CMRS providers must implement WLNP outside the 100 largest metropolitan areas in the United States as well. Thus far, the WLNP mandate has not imposed increased operating costs on CMRS providers, including us, and has not resulted in higher subscriber churn rates and subscriber acquisition and retention costs.

     In November 2003, the FCC issued an Order establishing certain wireline and wireless number porting obligations. The Order is currently under review by the US Court of Appeals for the District of Columbia Circuit. In addition, in September 2004, the FCC issued a second rulemaking proceeding which proposes to reduce the time interval for number porting. Reply comments for this proceeding are due in December 2004. These proceedings, the outcomes of which cannot be determined at this time, may have a material impact on the porting obligations to which the Company is subject.

     Number Pooling. The FCC regulates the assignment and use of telephone numbers by wireless and other telecommunications carriers to preserve numbering resources. Since November 26, 2000, the FCC has required CMRS providers in the top 100 markets to be capable of sharing blocks of 10,000 numbers among themselves in subsets of 1,000 numbers (“1000s-block number pooling”). In addition, all CMRS carriers, including those operating outside the top 100 markets, must be able to support roaming calls on their network placed by users with pooled numbers. Wireless carriers must also maintain detailed records of the numbers they have used, subject to audit. The pooling requirements may impose additional costs and increase operating expenses on us and limit our access to numbering resources.

     Telecommunications Relay Services (“TRS”). Federal law requires wireless service providers to take steps to enable the hearing impaired and other disabled persons to have reasonable access to wireless services. The FCC has adopted rules and regulations implementing this requirement to which the Company is subject, and requires the Company to pay a regulatory assessment to support TRS for the disabled. The Company is in compliance with these requirements.

     Consumer Privacy. The Company is subject to various federal and state laws that are intended to protect the privacy of end-users who subscribe to the Company’s services. For example, the FCC has regulations that place certain restrictions on the permissible uses that the Company can make of customer-specific information (known as “Customer Proprietary Network Information” or “CPNI”) received from subscribers. In addition, the FCC is considering adopting restrictions on the extent to which wireless data customers will be subjected to receiving unsolicited junk e-mail or spam. One such restriction, which became effective October 18, 2004, is the prohibition of sending commercial messages to any address referencing an internet domain name associated with wireless subscriber messaging services and the requirement that all CMRS providers must submit to the FCC a list of their internet domain names that are associated with wireless subscriber messaging services. Complying with these requirements may impose costs on the Company or force the Company to alter the way it provides or promotes its services.

     Roaming and Resale. The Company must comply with various federal regulations which govern the provision of roaming services and the resale of the Company’s products and services. These regulations change from time to time, and the Company may be required to change its policies, practices or operations to comply with any such modifications.

     Microwave Cost Sharing. PCS licensees have an obligation to operate on an interference-free basis with other area licensees, including incumbent microwave service providers who previously occupied portions of the PCS spectrum. In some instances, PCS licensees are obligated to share the costs of relocating microwave users to alternate bands. For the most part, these microwave relocation costs fall on Sprint as the spectrum licensee. However, as the operator, the Company can be obligated to implement the microwave relocation plan.

     Spectrum Auctions. The Communications Act and the FCC rules generally require that broadband PCS spectrum be assigned to carriers through an auction or competitive bidding process. In some instances, bidders which qualify as small or very small businesses, as rural telephone companies, or as being controlled by Native Americans (so-called “Designated Entities”), receive benefits or preferences in these spectrum auctions for which Sprint and the

Company would not qualify. The use of spectrum auctions to assign licenses, and the manner in which the auctions are structured to benefit Designated Entities may deprive Sprint or the Company of needed spectrum.

     PCS License Renewal. PCS licensees can renew their licenses for additional 10-year terms. PCS renewal applications are not subject to auctions. However, under the FCC’s rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing. The FCC’s rules afford PCS renewal applicants involved in comparative renewal hearings with a “renewal expectancy.” The renewal expectancy is the most important comparative factor in a comparative renewal hearing and is applicable if the PCS renewal applicant has:

•	provided “substantial service” during its license term; and

•	substantially complied with all applicable laws and FCC rules and policies.

     The FCC’s rules define “substantial service” in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal.

     Build-Out Conditions of PCS Licenses. All PCS licenses are granted for 10-year terms conditioned upon timely compliance with the FCC’s build-out requirements. Pursuant to the FCC’s build-out requirements, all 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population within the assigned market area within five years and to two-thirds of the population within 10 years. All 10 MHz broadband PCS licensees must construct facilities that offer coverage to at least one-quarter of the population within five years or make a showing of “substantial service” within that five year period. Rule violations could result in license cancellation or revocation.

     Other Federal Regulations. Wireless systems, which we use in the provision of services, must comply with certain FCC and Federal Aviation Administration regulations regarding the siting, marking, lighting and construction of transmitter towers and antennas. The FCC also requires that aggregate radio wave emissions from every site location meet certain standards. Although we believe that our existing network meets these standards, a site audit may reveal the need to reduce or modify emissions at one or more sites. This would increase our costs and could have a material adverse affect on our operations. In addition, these regulations will also affect site selection for new network build-outs and may increase the costs of improving our network. The increased costs and delays from these regulations may have a material adverse affect on our operations. In addition, the FCC’s decision to license a proposed tower may be subject to environmental review pursuant to the National Environmental Policy Act of 1969, or NEPA, which requires federal agencies to evaluate the environmental impacts of their decisions under certain circumstances. FCC regulations implementing NEPA place responsibility on each applicant to investigate any potential environmental effects, including health effects relating to radio frequency emissions, of a proposed operation and to disclose any significant effects on the environment to the agency prior to commencing construction. In the event that the FCC determines that a proposed tower would have a significant environmental impact, the FCC would require preparation of an environmental impact statement. This process could significantly delay or prevent the registration or construction of a particular tower or make tower construction more costly. In certain jurisdictions, local laws or regulations may impose similar requirements.

     Wireless Facilities Siting. States and localities are not permitted to regulate the placement of wireless facilities so as to prohibit the provision of wireless services or to discriminate among providers of such services. In addition, as long as a wireless system complies with the FCC’s rules, states and localities are prohibited from using radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities. State and localities are, however, permitted to engage in other forms of regulation, including zoning regulation, that impacts the Company’s ability to select and modify sites. The FCC is considering numerous requests for preemption of local actions affecting wireless facilities siting.

     State Regulation of Wireless Service. Section 332 of the Communications Act preempts states from regulating the rates and market entry of CMRS providers. However, states may petition the FCC to regulate such providers and the FCC may grant such petition if the state demonstrates that:

•	market conditions fail to protect subscribers from unjust and unreasonable rates or rates that are unjustly or unreasonably discriminatory; or

•	CMRS is being used as a replacement for landline telephone service within the state.

     To date, the FCC has granted no such petition. To the extent we provide fixed wireless service in the future, we may be subject to additional state regulation.

RISK FACTORS

     We strongly encourage you to read the risk factors described below as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Liquidity and Capital Resources” for a discussion of factors which could cause our results to differ materially from our expectations.

Risks Related to Our Business, Strategy and Operations

A number of factors outside our control may adversely affect our operating results.

     Our business plan and estimated future operating results are based on estimates of key operating metrics, including:

•	subscriber growth;

•	subscriber churn;

•	capital expenditures;

•	ARPU;

•	losses on sales of handsets and other subscriber acquisition costs; and

•	other operating costs.

     The following factors, over which we have no control, have created a level of uncertainty that may affect these key operating metrics in a manner we cannot foresee:

•	the rapidly changing nature of the wireless market;

•	current economic conditions;

•	the potential impact of continued marketing of wholesale capacity to mobile virtual network operators (“MVNO’s”);

•	potential problems in our relationship with Sprint that may arise from time to time;

•	wireless consolidations that may create competitors with greater market power;

•	increased competition in the wireless telecommunications industry;

•	new service offerings of increasingly large bundles of minutes of use at lower prices by wireless carriers; and

•	other issues facing the wireless telecommunications industry in general.

     If we are unable to accurately estimate our key operating metrics, we may not utilize our resources appropriately which may result in lower revenues and increased expenses. For example, if we overestimate subscriber growth, we may budget our spending levels beyond what our actual results will support.

Our revenues may be less than we anticipate which could materially affect our liquidity, financial condition and results of operations.

     Revenue growth is primarily dependent on:

•	the size of our subscriber base;

•	average monthly revenues per user; and

•	roaming revenue.

     In addition, subscriber growth in fiscal 2004 has been slower than in prior years. We believe slower growth is due in large part to:

•	a decrease in distribution points for our products and services, as well as lower productivity of our existing distribution points;

•	increased competition;

•	declining rates of wireless subscriber growth in general;

•	increased deposit requirements for some segments of sub-prime credit subscribers; and

•	current economic conditions.

     We have seen a continuation of competitive pressures in the wireless telecommunications market causing carriers to offer plans with increasingly large bundles of minutes of use at lower prices which may compete with the calling plans we offer, including the Sprint calling plans we support. It is possible that subscriber growth will be less than we project and that average revenue per user will be lower than we project. Increased price competition may lead to lower average monthly revenues per user than we anticipate. See “Risks Related to Our Relationship with Sprint.” In addition, beginning in January 2007, Sprint’s reciprocal roaming rate may decrease which could reduce our roaming revenue if not offset by an increase in minutes of use. If our revenues are less than we anticipate, it could materially adversely affect our liquidity, financial condition and results of operations. We estimate for fiscal 2005, that every $1 reduction in monthly ARPU will decrease our annual operating income by approximately $5 million.

Our actual operating costs may be higher than we anticipate.

     Changes in our operating environment, including changes as a result of government regulation, may require us to spend more than we anticipate. For example, increased competition may lead to higher promotional costs, losses on sales of handset and other costs to acquire subscribers. Further, as described below under “Risks Related to Our Relationship With Sprint,” a substantial portion of costs of service and roaming are attributable to fees and charges we pay Sprint for billing and collections, customer care and other back-office support. Our ability to manage costs charged by or through Sprint after December 31, 2006 is limited. If our costs are more than we anticipate, the actual amount of funds needed to implement our strategy and business plan may exceed our estimates, which could have a material adverse affect on our liquidity, financial condition and results of operations. We estimate for fiscal year 2005, for every 1% that aggregate Sprint fees exceed our current expectations, our annual operating income will decrease by approximately $400,000.

We may continue to experience a high rate of churn, which could result in a reduction in our revenues and an increase in our operating expenses.

     The wireless personal communications services industry in general, and Sprint and its network partners in particular, have experienced a higher rate of subscriber turnover, commonly known as churn, as compared to cellular industry averages. Furthermore, due to significant competition in our industry and general economic conditions, among other things, churn may increase and our future rate of subscriber turnover may be higher than projected or higher than our historical rate. Factors that may contribute to higher churn include:

•	the pricing and attractiveness of our competitors’ products and services;

•	wireless local number portability;

•	quality of customer service;

•	network performance and coverage relative to our competitors;

•	inability or unwillingness of subscribers to pay their bills which results in involuntary deactivations;

•	subscriber mix and credit class, particularly sub-prime credit subscribers;

•	changes in Sprint’s billing systems, collections systems and/or customer care; and

•	any future changes by us in the products and services we offer.

     A high rate of subscriber turnover could adversely affect our competitive position, and result in an increase in our costs of, or losses incurred in, obtaining new subscribers, especially because we subsidize some of the costs of initial purchases of handsets by subscribers. We estimate for fiscal year 2005, that a 0.1% increase in monthly churn will decrease our annual operating income by approximately $200,000.

Wireless local number portability requirements may increase churn, lower revenues and result in higher subscriber acquisition and retention costs.

     Since November 24, 2003, all covered commercial mobile radio services providers (“CMRS”), including us, are required to allow customers in the 100 largest metropolitan statistical areas to retain their existing telephone numbers when switching from one telecommunications carrier to another. These rules are generally referred to as a wireless local number portability (“WLNP”). As of May 24, 2004, FCC regulations require that such CMRS providers must have implemented WLNP outside the 100 largest metropolitan statistical areas in the United States as well. In the future, WLNP could lead to increased churn as our customers switch carriers, lower revenues and increased subscriber acquisition and retention costs.

Our allowance for doubtful accounts may not be sufficient to cover uncollectible accounts.

     On an ongoing basis, we estimate the amount of subscriber receivables that we will not collect to reflect the expected loss on such accounts in the current period. Our allowance for doubtful accounts may underestimate actual unpaid receivables for various reasons, including:

•	our involuntary churn rate may exceed our estimates;

•	bad debt as a percentage of service revenues may be higher than we assume in our business plan;

•	adverse changes in the economy;

•	changes in Sprint’s PCS products and services;

•	changes in the composition of our subscriber base; or

•	changes in our credit policy.

     If our allowance for doubtful accounts is insufficient to cover losses on our receivables, it could have an adverse effect on our liquidity, financial condition and results of operations.

Our roaming revenue could be less than we anticipate.

     Until December 31, 2006, our reciprocal roaming rate is fixed at $0.058 per minute. However, after that date the reciprocal roaming rate may decrease which would reduce our roaming revenue and may not be offset by a reduction in our roaming expense or an increase in minutes of use. Based upon the roaming minutes of use for the fiscal year ended September 30, 2004, a reduction in the roaming rate of $0.01 per minute of use would have reduced our roaming revenue by approximately $11.0 million and reduced our roaming expense by approximately $8.5 million.

     The amount of roaming revenue we receive also depends on the minutes of use on our network by PCS subscribers of Sprint and the other Sprint PCS network partners. If actual usage is less than we anticipate, our roaming revenue would be lower. Conversely, the amount of our roaming expense depends on the minutes of use our subscribers use the networks operated by Sprint and the other Sprint PCS network partners. If our subscribers use the networks operated by Sprint and the other Sprint PCS network partners more than we anticipate, then our roaming expense will exceed our estimates.

We may incur significantly higher wireless handset subsidy and rebate costs than we anticipate for existing subscribers who upgrade to a new handset.

     As our subscriber base matures, and technological innovations occur, more existing subscribers will upgrade to new wireless handsets, and as a part of our subscriber retention efforts, we may offer these subscribers incentives on the purchases of new wireless handsets. We subsidize a portion of the price of wireless handsets and incur sales commissions, even for handset upgrades. Excluding sales commissions, we incurred approximately $10.0 million and $2.4 million, respectively, of costs associated with wireless handset upgrades for existing subscribers for the fiscal year ended September 30, 2004 and 2003. We have limited historical experience regarding the adoption rate for wireless handset upgrades. If more subscribers upgrade to new wireless handsets than we project, our actual costs will be greater than our projected cost.

The loss of the officers and skilled employees who we depend upon to operate our business could have an adverse effect on our results of operations.

     Our business is managed by a small number of executive officers. We believe that our future success depends in part on our continued ability to attract and retain highly qualified technical and management personnel. We may not be successful in retaining our key personnel or in attracting and retaining other highly qualified technical and management personnel. Our ability to attract and retain such persons may be negatively impacted if we do not maintain our positive liquidity position. The loss of our officers and skilled employees could materially adversely affect our results of operation.

Our territory’s limited amount of licensed spectrum may not be sufficient to accommodate future growth.

     Sprint has licenses covering 10 MHz of spectrum in our territory. As the number of subscribers in our territory increases, this limited amount of licensed spectrum may not be able to accommodate increases in call volume, may lead to increased dropped and blocked calls and may limit our ability to offer enhanced services, all of which could result in increased subscriber turnover and fewer new subscribers and adversely affect our financial condition and results of operations. If we or Sprint need to acquire additional spectrum to accommodate increased call volume, it is possible that spectrum will not be available on favorable terms, if at all.

     Further, in January 2003, the FCC lifted its rules limiting the amount of spectrum that can be held by any one provider in a specific market. The FCC now relies on case-by-case review of transactions involving transfers of control of CMRS spectrum in connection with its public interest review of all license transfers. In light of this change in regulatory review, competition may increase to the extent that licenses are transferred from smaller stand-alone operators to larger, better capitalized, and more experienced wireless communications operators. These larger wireless communications operators may be able to offer subscribers network features not offered by us. The actions of these larger wireless communications operators could negatively affect our churn, ability to attract new subscribers, ARPU, cost to acquire subscribers and operating costs per subscriber.

There is a high concentration of ownership of the wireless towers we lease, and we may lose the right to install our equipment on certain wireless towers and be unable to renew expiring leases.

     Most of our cell sites are co-located on leased tower facilities shared with one or more wireless providers. A few tower companies own a large portion of these leased tower sites. Approximately 73% of the towers leased by us are owned by four tower companies (and their affiliates). If a master co-location agreement with any of these tower companies were to terminate, or if any of these tower companies were unable to support our use of its tower sites, we would have to find new sites or possibly be required to rebuild that portion of our network. In addition, we may be unable to renew expiring leases with such tower companies on favorable terms, if at all. For example, if our agreement with our largest tower company were to expire without successful renegotiation, we would be required to relocate approximately 33% of our cell site locations which would cause a disruption to our network operations.

Certain wireless providers are seeking to change the standards controlling the types of wireless handsets that operate on their networks which may limit our ability to provide our subscribers with service in areas not covered by Sprint’s PCS network.

     We rely on Sprint’s roaming agreements with its competitors to provide automatic roaming capabilities to our subscribers in many of the areas of the United States not covered by Sprint’s PCS network. Competitors may be able to offer coverage in areas not served by Sprint’s PCS network or may be able to offer roaming rates that are lower than those offered by Sprint. Certain competitors have sought to reduce or eliminate the use of the AMPS air interface on their networks. AMPS is an important air interface on which Sprint’s subscribers roam. Further, on September 24, 2002, the FCC modified its rules to eliminate, after a five-year transition period, the requirement that carriers provide analog service compatible with AMPS specifications. If AMPS is eliminated and our subscribers do not have wireless handsets that are compatible with our competitors’ air interface, then these subscribers will not be able to roam on our competitors’ networks, which could lead to customer dissatisfaction and increased churn.

Our business is subject to seasonal trends.

     Historically, the wireless industry has also been heavily dependent on fourth calendar quarter for the addition of new subscribers and the sales of handsets. A number of factors have contributed to this trend, including:

•	the increasing use of retail distribution, which is heavily dependent upon the year-end holiday shopping season;

•	the timing of new product and service announcements and introductions;

•	competitive pricing pressures; and

•	aggressive marketing and promotions.

     The increased level of activity requires a greater use of available financial resources during this period. Furthermore, this seasonality may make it more difficult to make quarter-to-quarter comparisons of our results of operations and may mean that our performance in previous quarters will not be indicative of our performance in the future.

Governmental regulation has a material impact on our business.

     The wireless business is heavily regulated by the FCC. Governmental mandates can impose significant unanticipated costs on our business. Governmental policies also may have a significant impact on the competitive environment, for example by authorizing the allocation of additional spectrum, or licensing new competitors, in the markets where the Company provides service. The Company’s ability to affect or control these governmental policies is limited.

Risks Related to Our Relationship with Sprint

Our business experiences certain risks related to Sprint.

     In the past, Sprint has increased fees charged to us and other network partners and has added fees that were not anticipated when the agreements with Sprint were entered into. In the past, Sprint also sought to collect money from us that we believe was not authorized under the agreements. In addition, Sprint has imposed additional programs, requirements and conditions that have adversely affected our financial performance. If these increases, additional charges and changes continue, our operating results, liquidity and capital resources could be adversely affected.

The termination of our affiliation with Sprint would severely restrict our ability to conduct our business.

     We do not own the underlying spectrum licenses on which we operate our wireless network. Our ability to offer Sprint PCS products and services and operate a PCS network is dependent on our Sprint agreements remaining in effect and not being terminated. All of our subscribers have purchased Sprint PCS products and services to date, and we do not anticipate any change in the near future. The agreements between Sprint and us are not perpetual. Our management agreement automatically renews at the expiration of the 20-year initial term (July 22, 2018) for an additional 10-year period unless we are in material default. Sprint can choose not to renew our management agreement at the expiration of the ten-year renewal term or any subsequent ten-year renewal term.

     In addition, these agreements can be terminated for breach of any material term, including, among others, failure to pay and marketing, build-out and network operational requirements. Many of these requirements are extremely technical and detailed in nature. In addition, many of these requirements can be changed by Sprint with little notice. As a result, we may not always be in compliance with all requirements of the Sprint agreements. There may be substantial costs associated with remedying any non-compliance.

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

     Sprint, under the Sprint agreements, has a substantial amount of control over the conduct of our business. Accordingly, Sprint has made and, in the future may make, decisions that adversely affect our business, such as the following:

•	Sprint, subject to limitations in our agreements with them, could price its national plans based on its own objectives and could set price levels or other terms that may not be economically sufficient for our business;

•	Sprint, subject to limitations in our agreements with them, could develop products and services, such as a one-rate plan where subscribers are not required to pay roaming charges on its PCS to PCS plan, or establish credit policies, such as the no-deposit account spending limit program (the “NDASL program”), in which the deposit requirement was waived except in very limited circumstances, which could adversely affect our results of operations;

•	On January 1, 2007 certain provisions of our agreement with Sprint expire and Sprint, subject to limitations in our agreements with them, could then raise the costs to perform certain back office services or not pass on to us any reductions in Sprint’s costs to provide these services, reduce levels of services or expenses or otherwise seek to increase expenses and other amounts charged, as well as reduce the reciprocal roaming rate charged when Sprint’s or other Sprint network partners’ PCS subscribers roam onto our network;

•	Sprint may elect with little or no notification to upgrade or convert its financial reporting, billing or inventory software systems or change third party service organizations which may adversely affect our ability to determine or report our operating results, adversely affect our ability to obtain handsets or adversely affect our subscriber relationships;

•	Sprint, subject to limitations in our agreements with them, could limit our ability to develop local and other promotional plans to enable us to attract sufficient subscribers;

•	Sprint, subject to limitations under our agreements with them, could alter its network and technical requirements;

•	Sprint’s introduction of payment methods that do not have adequate controls or limitations could result in fraudulent payments to subscriber accounts. If this type of fraud becomes widespread, it could have a material adverse impact on our results of operations and financial condition;

•	Sprint could make decisions which could adversely affect the Sprint brand names, products or services; and

•	Sprint could decide not to renew the Sprint agreements or to no longer perform its obligations, which would severely restrict our ability to conduct business.

     Recently, Sprint has changed how it aligns its resources in order to focus on two market segments: businesses and consumers. This represents a shift away from the current organizational focus on asset groups and products: local telecommunications, global wireline voice and data services and wireless. This initiative is often referred to as “One Sprint-Many Solutions.” This realignment was designed to facilitate Sprint’s cross-selling and bundling of products across these product lines. This shift could:

•	divert marketing, advertising and internal Sprint resources once dedicated to wireless to bundled or non-PCS Sprint products and services;

•	increase the risk that Sprint will design wireless products and services in a manner that is not profitable for us; and

•	reduce the significance of Sprint’s wireless network partners, including us.

     The occurrence of any of the foregoing could adversely affect our relationship with subscribers in our territories, increase our expenses and/or decrease our revenues and have a material adverse effect on our liquidity, financial condition and results of operations.

     Furthermore, Sprint has announced that it plans to deploy Evolution — Data Only technology (“EV-DO”) in certain of its markets, and they, subject to limitations in our agreements with them, could require us to implement EV-DO in our network. It is possible that our existing network will not have sufficient spectrum to accommodate EV-DO without affecting the quality of our network. Such disruptions could lead to increased subscriber turnover or could necessitate our acquisition of additional spectrum, which may not be available on favorable terms, if at all.

     Additionally, Sprint has entered into MVNO arrangements with Virgin Mobile USA, Qwest Communications, AT&T and others. In these arrangements, Sprint is wholesaling airtime to its MVNO partner, which in turn markets retail service under its own brand and pricing. Under our agreements with Sprint, we are required to participate in resale arrangements entered into by Sprint. See “Business — Sprint Relationship and Agreements — Resellers.” The Company may enjoy an increase in traffic as a result of these MVNO relationships, but the rates paid to the Company, and the margins earned on this traffic, may not be as favorable to the Company as would be the case if Sprint was selling on a retail rather than on a wholesale basis.

Sprint’s PCS to PCS program has had, and may continue to have, a negative impact on our business.

     In late 2002, Sprint implemented a new PCS to PCS product offering under which subscribers receive unlimited buckets of minutes for little or no additional cost, for any calls made from one Sprint PCS subscriber to another. Pursuant to our Sprint agreements, we are required to support this program in our territory. The number of minutes-over-plan used and associated revenues of our subscribers has dropped. This has contributed to our ARPU declining from approximately $61 for the fiscal year ended September 30, 2002 to approximately $60 for the fiscal year ended September 30, 2003, and to approximately $57 for the fiscal year ended September 30, 2004. In addition, the program had the effect of switching current subscribers to the product offering, rather than resulting in a meaningful increase in new subscribers. In addition to the lost revenue the PCS to PCS plan causes, it is also generating a large amount of incremental traffic on our network, which may increase our capital needs and our costs beyond what we have planned.

Our dependence on Sprint for services may limit our ability to reduce costs, which could materially adversely affect our financial condition and results of operation.

     For the fiscal year ended September 30, 2004, approximately 68% of cost of service and roaming in our financial statements relate to charges from or through Sprint. As a result, a substantial portion of our cost of service and roaming is outside our control. Pursuant to our settlement with Sprint, Sprint has agreed to charge us certain specified rates for roaming and service until December 31, 2006. However, after that time Sprint’s rates for roaming will be based on a specified percentage of their average revenue per subscriber, which could result in a significant increase in our cost for roaming. As provided in our agreement with Sprint, after December 31, 2006 Sprint may charge us its reasonable costs to provide this service, and these costs could increase significantly. Furthermore, our ability to replace Sprint with lower cost providers may be limited. We estimate that for every 1% of aggregate Sprint fees that exceed our current expectations, it will decrease our annual operating income by approximately $400,000.

Inaccuracies in data provided by Sprint could understate our expenses or overstate our revenues and result in out-of-period adjustments that may materially adversely affect our financial results.

     Because Sprint provides billing and collection services for us, Sprint remits approximately 96% of our revenues to us. The data provided by Sprint is the primary source for our recognition of service revenue and a significant portion of our selling and marketing and cost of service and operating expenses. As a result, we rely on Sprint to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivables, which underlie a substantial portion of our periodic financial statements and other financial disclosures.

     In the past, we and Sprint have discovered billing and other errors or inaccuracies. If we are required in the future to make additional adjustments or charges as a result of errors or inaccuracies in data provided to us by Sprint that we do not detect in a timely manner, such adjustments or charges may affect our revenues and expenses in the period that the adjustments or charges are made, our ability to report accurate information on a timely basis and our ability to make fully informed business decisions.

The inability of Sprint to provide high quality back office services could lead to subscriber dissatisfaction, increase churn or otherwise increase our costs.

     We currently rely on Sprint’s internal support systems, including customer care, billing and back office support. Our operations could be disrupted if Sprint is unable to provide internal support systems in a high quality manner or to efficiently outsource those services and systems through other third-party vendors. Cost pressures are expected to continue to pose a significant challenge to Sprint’s internal support systems. Additionally, Sprint has made reductions in its customer service support structure and may continue to do so in the future, which may have an adverse effect on our churn rate. Further, Sprint has relied on third-party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We currently depend on Sprint’s willingness to continue to offer these services and to provide these services effectively and at competitive costs. These costs were approximately $22.6 million for the fiscal year ended September 30, 2004. Our Sprint agreements provide that, upon nine months prior written notice, Sprint may elect to terminate any of these “significant” services and may terminate any other service upon reasonable notice. The inability of Sprint to provide high quality back office services, or our inability to use Sprint back office services and third-party vendors’ back office systems, could lead to subscriber dissatisfaction, increase churn or otherwise increase our costs.

     Pursuant to our settlement with Sprint, Sprint has agreed to a specified rate for these services until December 31, 2006. However, after that time the rates will change and will be based on the amount necessary to recover Sprint’s reasonable costs for providing the services, and as a result, the costs for back office services could increase significantly. See “Business — Recent Developments — Changes to our management and services agreements with Sprint PCS.” If this occurs, our operating expenses will increase, and our liquidity, financial condition and results of operations could be adversely affected.

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

     We rely on Sprint’s roaming arrangements with other wireless service providers for coverage in some areas where Sprint service is not yet available. The risks related to these arrangements include:

•	the roaming arrangements are negotiated by Sprint and may not benefit us in the same manner that they benefit Sprint;

•	the quality of the service provided by another provider during a roaming call may not approximate the quality of the service provided by the Sprint PCS network;

•	the price of a roaming call off our network may not be competitive with prices of other wireless companies for roaming calls;

•	subscribers may have to use a more expensive dual-band/dual mode handset with diminished standby and talk time capacities;

•	subscribers may have to end a call in progress and initiate a new call when leaving the Sprint PCS network and entering another wireless network;

•	Sprint subscribers may not be able to use Sprint’s advanced features, such as voicemail notification, while roaming; and

•	Sprint or the carriers providing the service may not be able to provide us with accurate billing information on a timely basis.

     If subscribers from our territory are not able to roam instantaneously or efficiently onto other wireless networks, we may lose current subscribers, and our Sprint PCS services will be less attractive to new subscribers.

Certain provisions of the Sprint agreements may restrict the sale of our business and diminish the value a buyer would pay for our business.

     Under limited circumstances and without further stockholder approval, Sprint may purchase our operating assets at a discount. In addition, Sprint must approve a change of control of the ownership of us and must consent to any assignment of our Sprint agreements. Sprint also has a right of first refusal if we decide to sell our operating assets to a third party. We also are subject to a number of restrictions on the transfer of our business, including a prohibition on the sale of our operating assets to competitors of Sprint. These restrictions and other restrictions contained in the Sprint agreements may limit our ability to sell our business, may reduce the value a buyer would be willing to pay for our business, may reduce the “entire business value,” as described in our Sprint agreements, and may limit our ability to obtain new investment or support from any source.

We may have difficulty in obtaining an adequate supply of certain handsets from Sprint, which could adversely affect our results of operations.

     We depend on our relationship with Sprint to obtain handsets, and we have agreed to purchase most of our 3G capable handsets from Sprint or a Sprint authorized distributor through the earlier of December 31, 2004 or the date on which the cumulative 3G handset fees received by Sprint from all Sprint network partners equal $25.0 million. Sprint orders handsets from various manufacturers. We could have difficulty obtaining specific types of handsets in a timely manner if:

•	Sprint does not adequately project the need for handsets for itself, its network partners and its other third-party distribution channels, particularly in transition to newer technologies, such as 1xRTT;

•	Sprint gives preference to other distribution channels, which it does periodically;

•	we do not adequately project our need for handsets;

•	Sprint modifies its handset logistics and delivery plan in a manner that restricts or delays our access to handsets;

•	there is an adverse development in the relationship between Sprint and its suppliers or vendors; or

•	if Sprint’s current suppliers cannot meet their commitments, Sprint would have to use different vendors and this could result in delays, interruptions or additional expenses associated with the upgrade and expansion of Sprint’s networks and the offering of its products and services.

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

     Sprint’s national network is a combination of networks. The large metropolitan areas are owned and operated by Sprint, and the areas in between them are owned and operated by Sprint network partners. We believe that most, if not all, of these companies have incurred substantial debt to pay the large cost of building out their networks. Two of these companies filed petitions seeking reorganization under Chapter 11 of the Bankruptcy Code.

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

     PCS licenses are subject to renewal and revocation by the FCC. Sprint’s licenses in our territories will begin to expire in 2007 but may be renewed for additional ten-year terms. There may be opposition to renewal of Sprint’s PCS licenses upon their expiration, and Sprint’s PCS licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. Any failure by Sprint or us to comply with these standards could cause revocation or forfeiture of Sprint’s PCS licenses for our territories. If Sprint loses any of its licenses in our territory, we would be severely restricted in our ability to conduct business.

If Sprint does not maintain control over its licensed spectrum, the Sprint agreements may be terminated, which would result in our inability to provide service.

     The FCC requires that licensees like Sprint maintain effective working control of their licensed spectrum and not delegate control to third-party operators or managers. Although the Sprint agreements with us reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum, we cannot be sure that the FCC will agree. If the FCC were to determine that the Sprint agreements need to be modified to increase the level of licensee control, we have agreed with Sprint to use our best efforts to modify the Sprint agreements to comply with applicable law. If we cannot agree with Sprint to modify the Sprint agreements, they may be terminated. If the Sprint agreements are terminated, we would no longer be a part of the Sprint PCS network and would be severely restricted in our ability to conduct business. Any required modifications could also have a material adverse effect on our business, financial condition and liquidity.

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

     Competition in the wireless communications industry is intense. According to information it has filed with the Securities and Exchange Commission, Sprint believes that the traditional dividing lines between long distance, local, wireless, and internet services are increasingly becoming blurred. Through mergers and various service integration strategies, major providers, including Sprint, are striving to provide integrated solutions both within and across all geographical markets. We do not currently offer services other than wireless services and may not be able to effectively compete against competitors with integrated solutions. Further, the provision of integrated offerings may increase Sprint’s control over our business.

     Competition has caused, and we anticipate that competition will continue to cause, the market prices for two-way wireless products and services to decline in the future. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry. Our dependence on Sprint to develop competitive products and services and the requirement that we obtain Sprint’s consent to sell local pricing plans and non-Sprint approved equipment may limit our ability to keep pace with competitors on the introduction of new products, services and equipment. Many of our competitors are larger than us, possess greater financial and technical resources and may market other services, such as landline telephone service, cable television and internet access, with their wireless communications services. Some of our competitors also have well-established infrastructures, marketing programs and brand names. In addition, some of our competitors may be able to offer regional coverage in areas not served by the Sprint PCS network or, because of their calling volumes or relationships with other wireless providers, may be able to offer regional roaming rates that are lower than those we offer. Additionally, we expect that existing cellular providers will continue to upgrade their systems to provide digital wireless communication services competitive with Sprint. Our success, therefore, is, to a large extent, dependent on Sprint’s ability to distinguish itself from competitors by marketing and anticipating and responding to various competitive factors affecting the wireless industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors. The ability of Sprint to meet these challenges may be affected by competitive pressures that Sprint is experiencing in its long distance and landline telephone businesses as well. To the extent that Sprint is not able to keep pace with technological advances or fails to respond timely to changes in competitive factors in the wireless industry, it could cause us to lose market share or experience a decline in revenue.

     There has been a recent trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. For example, a proposed acquisition of AT&T

Wireless by Cingular Wireless could create the largest wireless carrier in the U.S. with considerable spectrum resources, extensive network coverage and vast financial resources. We expect these types of consolidations to lead to larger competitors over time. We may be unable to compete successfully with larger companies that have substantially greater resources or that offer more services than we do. In addition, we may be at a competitive disadvantage since we may be more highly leveraged than many of our competitors.

If the demand for wireless data services does not grow, or if we or Sprint fail to capitalize on such demand, it could have an adverse effect on our growth potential.

     Sprint and its network partners, including us, have committed significant resources to wireless data services and our business plan assumes increasing uptake in such services. That demand may not materialize. Even if such demand does develop, our ability to deploy and deliver wireless data services depends, in many instances, on new and unproven technology. Existing technology may not perform as expected. We may not be able to obtain new technology to effectively and economically deliver these services.

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

     Consumer needs for wireless data services may be met by technologies such as 802.11, known as Wi-Fi, which does not rely on FCC regulated spectrum. The lack of standardization across wireless data handsets may contribute to customer confusion, which could slow acceptance of wireless data services, or increase customer care costs. Either could adversely affect our ability to provide these services profitably. If these services are not successful or costs associated with implementation and completion of the rollout of these services materially exceed our current estimates, our financial condition and prospects could be materially adversely affected.

Alternative technologies and current uncertainties in the wireless market may reduce demand for PCS.

     The wireless communications industry is experiencing significant technological change, as evidenced by:

•	the increasing pace of digital upgrades in existing analog wireless systems;

•	evolving industry standards;

•	ongoing improvements in the capacity and quality of digital technology;

•	shorter development cycles for new products; and

•	enhancements and changes in end-user requirements and preferences.

     Technological advances and industry changes could cause the technology used on our network to become obsolete. We rely on Sprint for research and development efforts with respect to the products and services of Sprint and with respect to the technology used on our network. Sprint may not be able to respond to such changes and implement new technology on a timely basis or at an acceptable cost.

     If Sprint is unable to keep pace with these technological changes or changes in the wireless communications market based on the effects of consolidation from the Telecommunications Act of 1996 or from the uncertainty of future government regulation, the technology used on our network or our business strategy may become obsolete.

We are a consumer business, and a recession in the United States involving significantly lowered spending could negatively affect our results of operations.

     Our subscriber base is primarily individual consumers, and our accounts receivable represent unsecured credit. We believe that the recent economic downturn had an adverse impact on our operations. Although it appears that the economy in the United States and our territory has begun to improve, in the event that there is another downturn in the economy or the economy does not continue to improve, spending by individual consumers may drop significantly, and our business may be negatively affected as a result.

Regulation by government and taxing agencies may increase our costs of providing service or require us to change our services, either of which could impair our financial performance.

     Our operations and those of Sprint are subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulation of these regulatory bodies could negatively impact our operations and our costs of doing business. For example, regulatory mandates pertaining to the provision of E-911 services by wireless carriers, compliance with CALEA, the meeting of telephone number pooling and porting requirements, satisfying universal service standards, the protection of subscriber privacy, the provision of services to the hearing impaired and the satisfaction of environmental and safety standards, have imposed, and will continue to impose, substantial costs on our industry. Because the fixed component of costs incurred to meet some of these mandates can be relatively high, smaller carriers such as the Company can be competitively disadvantaged by these mandates.

     Moreover, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require us to alter the structure of our current relationship with Sprint.

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

     Some studies have indicated that some aspects of using wireless phones while driving may impair drivers’ attention in certain circumstances, making accidents more likely. These concerns could lead to litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless phone use, any of which also could have material adverse effects on our results of operations. A number of U.S. state and local governments are considering or have recently enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. Legislation of this sort, if enacted, would require wireless service providers to provide hands-free enhanced services, such as voice activated dialing and hands-free speaker phones and headsets, so that they can keep generating revenue from their subscribers, who make many of their calls while on the road. If we are unable to provide hands-free services and products to subscribers in a timely and adequate fashion, the volume of wireless phone usage would likely decrease, and our ability to generate revenues would suffer.

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

ITEM 2. Properties

     As of September 30, 2004, our properties were as follows:

Corporate offices. Our principal executive offices consist of leased office space located in Atlanta, Georgia. We also lease office space in Charleston, Columbia and Greenville, South Carolina and Asheville, North Carolina.

Sprint PCS stores. As of September 30, 2004, we lease space for 33 retail stores in our territory. Switching Centers. We lease switching centers in Greenville, South Carolina and Columbia, South Carolina.

Cell Sites. We lease space on approximately 800 cell site towers and own one tower. We co-locate on approximately 99% of our cell sites.

     We believe our facilities are in good operating condition and are currently suitable and adequate for our business operations.

ITEM 3. Legal Proceedings

     AirGate Securities Litigation

     In May 2002, putative class action complaints were filed in the United States District Court for the Northern District of Georgia against AirGate PCS, Inc., Thomas M. Dougherty, Barbara L. Blackford, Alan B. Catherall, Credit Suisse First Boston, Lehman Brothers, UBS Warburg LLC, William Blair & Company, Thomas Wiesel Partners LLC and TD Securities. The complaints do not specify an amount or range of damages that the plaintiffs are seeking. The complaints seek class certification and allege that the prospectus used in connection with the secondary offering of Company stock by certain former stockholders of iPCS, a former subsidiary of the Company, on December 18, 2001 contained materially false and misleading statements and omitted material information necessary to make the statements in the prospectus not false and misleading. The alleged omissions included (i) failure to disclose that in order to complete an effective integration of iPCS, drastic changes would have to be made to the Company’s distribution channels, (ii) failure to disclose that the sales force in the acquired iPCS markets would require extensive restructuring and (iii) failure to disclose that the “churn” or “turnover” rate for subscribers would increase as a result of an increase in the amount of sub-prime credit quality subscribers the Company added from its merger with iPCS. On July 15, 2002, certain plaintiffs and their counsel filed a motion seeking appointment as lead plaintiffs and lead counsel. Subsequently, the court denied this motion without prejudice and two of the plaintiffs and their counsel filed a renewed motion seeking appointment as lead plaintiffs and lead counsel. On September 12, 2003, the court again denied that motion without prejudice and on December 2, 2003, certain plaintiffs’ and their counsel filed a modified renewed motion seeking appointment as lead plaintiffs and lead counsel. On August 17, 2004 the court granted the plaintiff’s motion.

     Pursuant to a consent scheduling order agreed to by the parties, lead plaintiffs filed a consolidated amended class action complaint on October 15, 2004 (the “Consolidated Complaint”). As did the original complaints filed in these actions, the Consolidated Complaint alleges that the Company’s registration statement and prospectus relating to the December 2001 offering misrepresented and/or omitted adverse facts regarding the anticipated effects of the Company’s acquisition of iPCS. The Consolidated Complaint also asserts that the registration statement/prospectus was false and misleading in certain other respects not previously alleged. The legal claims asserted in the Consolidated Complaint remain the same as those in the original complaints, i.e., the registration statement/prospectus violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. In addition, the class that lead plaintiffs seek to represent remains the same, and the named defendants remain the same.

     Defendants’ responses to the Consolidated Complaint are due on or before December 17, 2004. In the event that any defendant moves to dismiss, lead plaintiffs are to serve their opposition by January 21, 2005, and defendants’ reply briefs are due on or before February 22, 2005. No further dates have been set in the case.

iPCS Bankruptcy

     On February 23, 2003, iPCS and its two subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc. (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During the bankruptcy cases, iPCS filed a motion and obtained an order authorizing it to assume a management agreement between iPCS, AirGate PCS and AirGate Services Co., as amended. The Company subsequently filed an administrative expense priority claim for amounts that the Company contends are owed by the Debtors under the assumed management agreement. The claim is for amounts that the Company is or might be liable to certain third party vendors for goods and services provided by such vendors to or for the benefit of the Debtors. In their disclosure statement, the Debtors indicated that they might seek to defend against the claim by arguing, among other things, that the Company has failed to disgorge an alleged preferential transfer in the amount of $3,079,311.41 and that the Company, its affiliates, officers, and directors may be subject to claims of the Debtors for mismanagement, breach of fiduciary duties, officer and director liability, and similar claims. iPCS has not yet named the Company as a defendant in a preference action. The parties are currently engaged in settlement discussions in an effort to resolve all of the disputes between them in advance of the January 2005 hearing on the Company’s claim.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

     None.

PART II

ITEM 5. Market For Registrant’s Common Equity And Related Stockholder Matters

     Shares of our common stock began trading on The Nasdaq National Market on September 28, 1999, under the symbol “PCSA”. Before that date, there was no public market for our common stock. Beginning on April 8, 2003, after being de-listed from The Nasdaq National Market, our common stock began trading on the OTC Bulletin Board under the symbol “PCSA.OB.” On February 17, 2004, our common stock again began trading on The Nasdaq National Market. The stock traded under the symbol “PCSAD” for a 20-day period to reflect the 1-for-5 reverse split effected on February 13, 2004, and following the expiration of that period has traded under the symbol “PCSA”. On November 30, 2004, the closing price per share of AirGate’s common stock on The Nasdaq National Market was $32.47. On November 30, 2004, there were 144 holders of record of our common stock.

     The following table lists the high and low bid prices for our common stock for the periods indicated, as reported by The Nasdaq National Market and the OTC Bulletin Board for the periods our stock has traded on each as noted above.

	Price Range of
	Common Stock
	High	Low
Fiscal Year Ended September 30, 2004:
Fourth Quarter	$19.60	$14.24
Third Quarter	$20.30	$15.00
Second Quarter	$22.09	$12.60
First Quarter	$12.65	$6.85
Fiscal Year Ended September 30, 2003:
Fourth Quarter	$17.90	$5.05
Third Quarter	$6.70	$0.55
Second Quarter	$4.75	$0.70
First Quarter	$8.35	$1.75

	Price Range of
	Common Stock
	High	Low
Fiscal Year Ended September 30, 2002:
Fourth Quarter	$9.40	$1.95
Third Quarter	$87.65	$4.60
Second Quarter	$239.85	$42.60
First Quarter	$302.20	$211.00

     The Company has never declared or paid any cash dividends on its common stock or any other of its securities. We intend to retain any future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. In addition, our credit facility and the indentures governing our notes severely limit our ability to declare dividends. For further information regarding restrictions on payments of dividends and distributions of our common stock, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations”.

ITEM 6. Selected Financial Data

     The selected historical consolidated financial information presented below is derived from our audited consolidated financial statements as of and for each of the years ended September 30, 2004, 2003, 2002, 2001, and 2000.

	For the Years Ended September 30,
	2004	2003	2002	2001	2000
	(in thousands except share and subscriber data)
Statement of Operations Data:
Revenues:
Service revenue	$254,488	$251,481	$226,504	$105,976	$9,746
Roaming revenue	69,708	68,222	74,013	55,329	12,338
Equipment revenue	12,912	11,645	13,027	10,782	2,981

Total revenues	337,108	331,348	313,544	172,087	25,065
Operating expenses:
Cost of services and roaming (exclusive of depreciation and amortization as shown separately below)(1)	161,430	187,365	204,153	116,909	27,993
Cost of equipment	29,109	21,522	27,778	20,218	5,685
Selling and marketing	50,859	51,769	79,099	71,706	28,539
General and administrative	22,430	23,347	18,143	17,141	15,338
Depreciation and amortization	47,829	46,494	40,764	30,667	12,034
Loss on disposal of property and equipment	48	518	1,074	—	—

Total operating expenses	311,705	331,015	371,011	256,641	89,589

Operating income (loss)	25,403	333	(57,467)	(84,554)	(64,524)
Interest income	747	187	161	2,463	9,321
Interest expense	(36,285)	(42,706)	(35,474)	(28,899)	(26,120)

Loss from continuing operations before income tax	(10,135)	(42,186)	(92,780)	(110,990)	(81,323)
Income tax	—	—	—	—	—

Loss from continuing operations	(10,135)	(42,186)	(92,780)	(110,990)	(81,323)
Discontinued operations:
Loss from discontinued operations, net of $28,761 income tax benefit for 2002(2)	—	(42,571)	(903,837)	—	—
Gain on disposal of discontinued operations, net of $0 income tax expense(3)	184,115	—	—	—	—

Net income (loss)	$173,980	$(84,757)	$(996,617)	$(110,990)	$(81,323)

	For the Years Ended September 30,
	2004	2003	2002	2001	2000
	(in thousands except share and subscriber data)
Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(1.10)	$(8.14)	$(19.53)	$(42.40)	$(33.00)
Income (loss) from discontinued operations	19.98	(8.22)	(190.27)	—	—

Net income (loss)	$18.88	$(16.36)	$(209.80)	$(42.40)	$(33.00)

Basic and diluted weighted- average number of shares outstanding	9,216,778	5,181,683	4,750,301	2,617,857	2,465,829
Other Data:
Number of subscribers at end of period	384,537	359,460	339,139	235,025	56,689
Statement of Cash Flow Data:
Cash provided by (used in) operating activities	$(405)	$50,181	$(25,534)	$(40,850)	$(41,609)
Cash used in investing activities	(14,083)	(16,023)	(46,321)	(71,772)	(152,397)
Cash provided by (used in) financing activities	(26,137)	15,033	62,452	68,528	(6,510)
Balance Sheet Data (at period end):
Cash and cash equivalents	$13,453	$54,078	$4,887	$14,290	$58,384
Short-term investment securities	55,000	—	—	—	—
Property and equipment, net	144,324	178,070	213,777	209,326	183,581
Total assets	266,647	290,916	574,294	281,010	268,948
Long-term debt	248,396	386,509	354,264	266,326	180,727
Stockholders’ equity (deficit)	(80,292)	(376,997)	(292,947)	(52,724)	49,873

(1)	During the year ended September 30, 2004, the Company recorded an adjustment to reduce cost of service and roaming by approximately $11.7 million related to the settlement of previously disputed charges between us and Sprint PCS. See note 4 to the consolidated financial statements for further discussion on this and other settlements with Sprint.

(2)	Loss from discontinued operations represents the net losses incurred by iPCS from November 30, 2001 through February 23, 2003. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “ iPCS.”

(3)	Gain on disposal of discontinued operations represents the gain recognized upon the disposal of iPCS. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “ iPCS.”

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

     During the fiscal year ended September 30, 2004, we continued to stay focused on our key financial and operating performance metrics, including net income and earnings before income, taxes, depreciation and amortization (“EBITDA”). Important indicators of our overall performance and financial well-being include:

•	Loss from continuing operations for the year ended September 30, 2004 decreased to $10.1 million, or $1.10 per share for both basic and diluted outstanding common shares, compared to a loss from continuing operations of $42.2 million or $8.14 per share for 2003;

•	EBITDA was $73.2 million for the year ended September 30, 2004 compared to $46.8 million for 2003;

•	Subscriber gross additions were 160,002 for the year ended September 30, 2004 compared to 172,007 for 2003;

•	Churn decreased to 2.8% for the year ended September 30, 2004 compared to 3.2% for 2003; and

•	Cash, cash equivalents and short-term investment securities increased to $68.5 million at September 30, 2004 from $54.1 million at September 30, 2003.

     As of September 10, 2004 (effective August 1, 2004), we entered into amendments to our management and services agreements that govern our relationship with Sprint PCS. These amendments provide us with fixed rates for back office services provided to us by Sprint PCS and a fixed reciprocal roaming rate through December 31, 2006.

     In conjunction with the amendments to our management and services agreement with Sprint PCS, we agreed to resolve all historical disputes, including previously disputed charges between us and Sprint PCS. In conjunction with this resolution, we paid Sprint $6.8 million in September 2004 and recorded an adjustment to reduce cost of service and roaming by approximately $11.7 million in the fourth fiscal quarter of 2004.

     As of September 30, 2004, the Company had 384,537 subscribers and total network coverage of approximately 6.1 million residents, representing approximately 83% of the 7.4 million residents in its territory.

iPCS

     On November 30, 2001, we acquired iPCS, another Sprint network partner, in a merger. Because iPCS had a small subscriber base and required relatively high capital expenditures due to its earlier stage of development, the iPCS operations were affected by problems in the industry to a greater extent than the Company. On February 23, 2003, iPCS filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Northern District of Georgia for the purpose of effecting a court administered reorganization. In order to avoid the loss of the use of iPCS’ net operating losses as a result of the Company’s recapitalization, on October 17, 2003, the Company irrevocably transferred all of its shares of iPCS common stock to a trust for the benefit of the Company’s stockholders of record as of that date. The Company’s financial statements reflect iPCS as a discontinued operation.

Critical Accounting Policies and Estimates

     The Company relies on the use of estimates and makes assumptions that impact its financial condition and results. These estimates and assumptions are based on historical results and trends as well as the Company’s forecasts as to how these might change in the future. While we believe that the estimates we use are reasonable, actual results could differ from those estimates. The Company’s most critical accounting policies and estimates that may materially impact the Company’s results of operations include:

Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. Effective July 1, 2003 the Company adopted FASB Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, are presumed to be a bundled transaction, and the consideration is measured and allocated to the separate units based on their relative fair values. The adoption of

EITF No. 00-21 resulted in substantially all of the activation fee revenue generated from Company-owned retail stores and associated costs being recognized at the time the related wireless handset is sold. Previously deferred revenues and costs continue to be amortized over the remaining estimated life of a subscriber, not to exceed 30 months. Revenue and costs for activations at other retail locations continue to be deferred and amortized over their estimated lives.

     The Company recognizes service revenue from its subscribers as they use the service. The Company provides a reduction of recorded revenue for billing adjustments and credits, and estimated uncollectible late payment fees and early cancellation fees. The Company also reduces recorded revenue for rebates and discounts given to subscribers on wireless handset sales in accordance with EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” For industry competitive reasons, the Company sells wireless handsets at a loss. The Company participates in the Sprint national and regional distribution programs in which national retailers such as RadioShack and Best Buy sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for Sprint PCS products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Company’s Sprint Agreements, when a national retailer sells a handset purchased from Sprint to a subscriber in the Company’s territory, the Company is obligated to reimburse Sprint for the handset subsidy. The Company does not receive any revenue from the sale of handsets and accessories by such national retailers. The Company classifies these handset subsidy charges as a selling and marketing expense for a new subscriber handset sale and classifies these subsidies as a cost of service and roaming for a handset upgrade to an existing subscriber.

     The Company records equipment revenue from the sale of handsets to subscribers in its retail stores upon delivery in accordance with EITF No. 00-21. The Company does not record equipment revenue on handsets and accessories purchased from national third-party retailers such as RadioShack and Best Buy or directly from Sprint by subscribers in its territory.

     Sprint is entitled to retain 8% of net billed service revenue from subscribers based in the Company’s markets and from non-Sprint subscribers who roam onto the Company’s network. The amount of affiliation fees retained by Sprint is recorded as cost of service and roaming. Revenue derived from the sale of handsets and accessories by the Company and from certain roaming services are not subject to the 8% affiliation fee from Sprint.

Revenue and Cost Data Provided by Sprint

     Although the Company recognizes its responsibility for all of its internal controls, we place substantial reliance on the timeliness, accuracy and sufficiency of certain revenue, accounts receivable and cost data provided by Sprint which we use in the preparation of our financial statements and financial disclosures. The data provided by Sprint is the primary source for our recognition of service revenue and a significant portion of our selling and marketing and cost of service and operations expenses. At times, we have been invoiced by Sprint for charges that we believed to be incorrect based on our agreements with Sprint. We review all charges from Sprint and dispute charges if appropriate based upon our interpretation of our agreements with Sprint PCS. When Sprint does not notify us in a timely manner of charges that we have incurred, we record estimates primarily based on our historical trends and our estimate of the amount due to Sprint. When any amounts are in dispute with Sprint they are fully reserved or otherwise provided for.

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

Valuation and Recoverability of Long-Lived Assets

     Long-lived assets such as property and equipment represent approximately 54% of the Company’s total assets as of September 30, 2004. Property and equipment are stated at original cost, less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of 15 years for the one tower which we own, three to five years for computer equipment, five years for furniture, fixtures and office equipment and five to seven years for network assets (other than towers). The Company reviews long-lived assets for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Valuation of Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates applied to expected taxable income for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities for a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for deferred income tax assets based upon the Company’s assessment of whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Significant New Accounting Pronouncements

     See Note 3 to the consolidated financial statements for the years ended September 30, 2004, 2003 and 2002 for a description of new accounting pronouncements and their impact on the Company.

The year ended September 30, 2004 compared to year ended September 30, 2003:

Results of Operations

     We derive our revenue from the following sources:

     Service. We sell wireless personal communications services. The various types of service revenue associated with wireless communications services include monthly recurring access and feature charges and monthly non-recurring charges for local, wireless long distance and airtime usage in excess of the subscribed usage plan.

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

	For the Years Ended September 30,
			Increase	Increase
	2004	2003	(Decrease) $	(Decrease) %
	(in thousands)
Service revenue	$254,488	$251,481	$3,007	1.2%
Roaming revenue	69,708	68,222	1,486	2.2%
Equipment revenue	12,912	11,645	1,267	10.9%

Total	$337,108	$331,348	$5,760	1.7%

     Service Revenue. The increase in service revenue for the year ended September 30, 2004 over the same period of the previous year reflects a higher average number of subscribers using our network, higher monthly recurring revenue and feature charges and increased data revenue, partially offset by lower revenue from “minutes over plan,” or airtime usage in excess of the subscribed usage plans and higher customer care and promotional credits.

     Roaming Revenue. The increase in roaming revenue for the year ended September 30, 2004 over the same period of the previous year is attributable to higher inbound roaming traffic partially offset by an approximately 30% decrease in the reciprocal roaming rate from $0.058 to $0.041 for the period January 1, 2004 through July 31, 2004. In conjunction with the amendment to our management and services agreement with Sprint PCS, the reciprocal roaming rate was increased to $0.058 beginning August 1, 2004. For the year ended September 30, 2004, the Company’s roaming revenue from Sprint and its PCS network partners was $67.0 million, or approximately 96% of roaming revenue, compared to $63.8 million or approximately 94% of roaming revenue for the year ended September 30, 2003.

     Equipment Revenue. Equipment revenue for the year ended September 30, 2004 increased over the same period of the previous year, primarily due to an increase in handset and accessory sales of $14.1 million or a 74% increase prior to rebates and promotion costs, offset by a $13.0 million increase in handset rebates and promotions. The increase in handset sales is comprised of an $8.9 million increase in sales of handsets to existing subscribers, a $5.0 million increase in sales to new subscribers and a $0.2 million increase in accessory sales.

     Cost of Service and Roaming. Cost of service and roaming principally consists of costs to support the Company’s subscriber base including:

•	Cost of roaming;

•	Network operating costs (including salaries, cell site lease payments, fees related to the connection of the Company’s switches to the cell sites that they support, inter-connect fees and other expenses related to network operations);

•	Bad debt expense related to estimated uncollectible accounts receivable;

•	Other cost of service includes:

•	Back office services provided by Sprint such as customer care, billing and activation;

•	The 8% of net billed service revenue representing the Sprint affiliation fee;

•	Long distance expense relating to inbound roaming revenue and the Company’s own subscriber’s long distance usage and roaming expense when subscribers from the Company’s territory place calls on Sprint’s network; and

•	Wireless handset subsidies on existing subscriber upgrades sold through national third-party retailers.

	For the Years Ended September 30,
			Increase	Increase
	2004	2003	(Decrease) $	(Decrease) %
	(in thousands)
Cost of roaming	$54,232	$53,708	$524	1.0%
Network operating costs	47,569	43,750	3,819	8.7%
Bad debt expense	181	5,220	(5,039)	(96.5)%
Other cost of service	59,448	84,687	(25,239)	(29.8)%

Total cost of service and roaming	$161,430	$187,365	$(25,935)	(13.8)%

     Cost of Roaming. The increase in cost of roaming for the year ended September 30, 2004 compared to the same period of the previous year is attributable to higher outbound roaming traffic partially offset by the lower reciprocal rate for a portion of the fiscal year discussed above. Cost of roaming of $51.8 million and $50.4 million or 96% and 94% of the total cost of roaming was attributable to Sprint and its network partners for the year ended September 30, 2004 and 2003, respectively.

     Network Operating Costs. Network operating costs increased for the year ended September 30, 2004 compared to the same period of the previous year primarily due to higher network related costs resulting from a 30% increase in our network usage and increased inter-connect fees.

     Bad Debt Expense. Bad debt expense decreased for the year ended September 30, 2004 compared to the same period of the previous year. During the year ended September 30, 2004, the Company recorded a $1.2 million special settlement received from Sprint resulting from a change in the bad debt profile for certain subscribers and recorded a $0.3 million reduction in bad debt expense related to significantly past due accounts receivable which were previously written-off by Sprint. In addition, we believe the improvements in the credit quality and payment profile of our subscriber base since we re-imposed deposits for sub-prime credit subscribers in early 2002 and the subsequent increases in February 2003 resulted in significant improvements in accounts receivable write-off experience, increased collections, and the associated decrease in bad debt expense for the year ended September 30, 2004. Additionally, we have not seen a significant decline in our collections as a result of the change in credit policy in April 2004.

     Other Cost of Service. Other cost of service decreased for the year ended September 30, 2004 compared to the same period of the previous year. The decrease was attributable to lower service bureau costs and fees paid to Sprint, lower wireless handset subsidies, a $2.6 million settlement credit from Sprint for service bureau fees charged for calendar year 2003, a $1.2 million special settlement credit resulting from Sprint’s decision to discontinue their billing system conversion in 2004 and an $11.7 million special settlement credit resulting from the resolution of previous disputes with Sprint in connection with the amendment of our management and services agreement with Sprint PCS.

Cost of Equipment, Other Operating Expenses and Interest

	For the Years Ended September 30,
			Increase	Increase
	2004	2003	(Decrease) $	(Decrease) %
	(in thousands)
Cost of equipment	$29,109	$21,522	$7,587	35.3%
Selling and marketing	50,859	51,769	(910)	(1.8)%
General and administrative	22,430	23,347	(917)	(3.9)%
Depreciation and amortization of property and equipment	47,829	46,494	1,335	2.9%

	For the Years Ended September 30,
			Increase	Increase
	2004	2003	(Decrease) $	(Decrease) %
	(in thousands)
Loss on disposal of property and equipment	48	518	(470)	(90.7)%
Interest income	747	187	560	299.5%
Interest expense	36,285	42,706	(6,421)	(15.0)%

     Cost of Equipment. Cost of equipment increased for the year ended September 30, 2004 compared to the same period of the previous year primarily as a result of increased retail sales of wireless handsets to existing subscribers, partially offset by decreased subscriber gross additions.

     Selling and Marketing Expense. Selling and marketing expense decreased for the year ended September 30, 2004 compared to the same period of the previous year reflecting the effect of staff reductions and store closings implemented in fiscal 2003, partially offset by increased rebate and commission costs for handsets sold through national third parties and higher advertising costs.

     General and Administrative Expense. General and administrative expense decreased for the year ended September 30, 2004 compared to the same period of the previous year, as a result of a decrease in outside consulting costs incurred in fiscal year 2004.

     Depreciation and Amortization of Property and Equipment. Depreciation and amortization expense increased for the year ended September 30, 2004 compared to the same period of the previous year primarily as a result of additional network assets placed in service in the later part of fiscal year 2003 and during 2004. The Company purchased $14.1 million and $16.0 million of property and equipment in the years ended September 30, 2004 and 2003, respectively.

     Interest Expense. Interest expense decreased for the year ended September 30, 2004 compared to the same period of the previous year as a result of lower outstanding debt balances and a lower interest rate on the Company’s notes. As a result of the debt restructuring in early calendar 2004, our outstanding notes were reduced from $300.0 million of 13.5% notes to $159.0 million in 9 3/8% notes and $1.8 million in remaining 13.5% notes. Additionally, the outstanding balance on our credit facility was $131.2 million with a weighted average rate of 5.69% at September 30, 2004 compared to $151.3 million with a weighted average rate of 5.05% at September 30, 2003.

     Income Tax. No income tax benefit on continuing operations was recorded for the years ended September 30, 2004 and 2003 as it was not more likely than not that the income tax benefit would be realized.

     Loss from Continuing Operations. For the year ended September 30, 2004, loss from continuing operations improved to $10.1 million compared to $42.2 million for the year ended September 30, 2003. The improvement is the result of higher revenue, reduced cost of service and roaming, lower selling and marketing expense and lower interest expense.

     Income (Loss) from Discontinued Operations. Discontinued operations is comprised of a $184.1 million non-monetary gain from the elimination of the investment in iPCS for the year ended September 30, 2004 and a loss from the discontinued operations of iPCS of $42.6 million during the year ended September 30, 2003.

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

     Terms such as subscriber net additions, average revenue per user (“ARPU”), churn, and cost per gross addition (“CPGA”) are important operating metrics used in the wireless telecommunications industry. These metrics are important to compare us to other wireless service providers. ARPU and CPGA assist management in budgeting and

CPGA also assists management in quantifying the incremental costs to acquire a new subscriber. Except for churn and net subscriber additions, we have included a reconciliation of these metrics to the most directly comparable GAAP financial measure. Churn and subscriber net additions are operating statistics with no comparable GAAP financial measure. ARPU and CPGA are supplements to GAAP financial information and should not be considered an alternative to, or more meaningful than, revenues, expenses, income (loss) from continuing operations, or net income (loss) as determined in accordance with GAAP.

     Earnings from continuing operations before interest, taxes, depreciation and amortization, or “EBITDA,” is a performance metric we use and which is used by other companies. Management believes that EBITDA is a useful adjunct to income (loss) from continuing operations and other measurements under GAAP because it is a meaningful measure of a company’s performance, as interest, taxes, depreciation and amortization can vary significantly between companies due in part to differences in accounting policies, tax strategies, levels of indebtedness, capital purchasing practices and interest rates. EBITDA also assists management in evaluating operating performance and is sometimes used to evaluate performance for executive compensation. We have included below a presentation of the GAAP financial measure most directly comparable to EBITDA, which is income (loss) from continuing operations, as well as a reconciliation of EBITDA to income (loss) from continuing operations. EBITDA is a supplement to GAAP financial information and should not be considered an alternative to, or more meaningful than, net income (loss), income (loss) from continuing operations, or operating income (loss) as determined in accordance with GAAP. EBITDA has distinct limitations as compared to GAAP information such as net income (loss), income (loss) from continuing operations, or operating income (loss). By excluding interest and income taxes for example, it may not be apparent that both represent a reduction in cash available to the Company. Likewise, depreciation and amortization, while non-cash items, represent generally the decreases in the value of assets that produce revenue for the Company.

     ARPU, churn, CPGA, and EBITDA as used by the Company may not be comparable to a similarly titled measure of another company.

     The following terms used in this report have the following meanings:

•	“ARPU” summarizes the average monthly service revenue per user, excluding roaming revenue. The Company excludes roaming revenue from its ARPU calculation because this revenue is generated from subscribers of Sprint and other carriers that use our network and not directly from our subscribers. ARPU is computed by dividing average monthly service revenue for the period by the average number of subscribers for the period.

•	“Churn” is the average monthly rate of subscriber turnover that both voluntarily and involuntarily discontinued service during the period, expressed as a percentage of the average number of subscribers for the period. Churn is computed by dividing the number of subscribers that discontinued service during the period, net of 30-day returns, by the average subscribers for the period.

•	“CPGA” summarizes the average cost to acquire new subscribers during the period. CPGA is computed by adding the equipment margin for handsets sold to new subscribers (equipment revenues less cost of equipment, which costs have historically exceeded the related revenues) and selling and marketing expenses related to adding new subscribers. Equipment margin on handsets sold to existing subscribers, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing subscribers. The net amount is then divided by the total new subscribers acquired during the period. Prior to June 30, 2004, the Company included upgrade costs for existing subscribers as a component of CPGA. The Company believes the measure is more meaningful and comparable if these costs are excluded given they relate to existing subscribers. For the years ended September 30, 2004 and 2003, the Company has excluded handset upgrade costs for existing subscribers from the CPGA calculation.

•	“EBITDA” means earnings from continuing operations before interest, taxes, depreciation and amortization.

The tables which follow present and reconcile non-GAAP financial measures and key operating metrics for the Company for the years ended September 30, 2004 and 2003.

	For the Years Ended September 30,
			Increase	Increase
	2004	2003	(Decrease)	(Decrease)%
Total subscribers, end of period	384,537	359,460	25,077	7.0%
Subscriber gross additions	160,002	172,007	(12,005)	(7.0)%
Subscriber net additions	25,077	20,321	4,756	23.4%
Churn	2.8%	3.2%	(0.4)%	NM
ARPU	$57	$60	$(3)	(5.0)%
CPGA	$375	$361	$14	3.9%
EBITDA (in thousands)	$73,232	$46,827	$26,405	56.4%

     The reconciliation of ARPU to service revenue, as determined in accordance with GAAP, is as follows:

	For the Years Ended September 30,
			Increase	Increase
	2004	2003	(Decrease)	(Decrease) %
Service revenue (in thousands)	$254,488	$251,481	$3,007	1.2%
Average subscribers	371,999	349,300	22,699	6.5%
ARPU	$57	$60	$(3)	(5.0)%

     The reconciliation of CPGA to selling and marketing expense, as determined in accordance with GAAP, is calculated as follows:

	For the Years Ended September 30,
			Increase	Increase
	2004	2003	(Decrease)	(Decrease) %
	(in thousands, except gross addition data)
Selling and marketing expense	$50,859	$51,769	$(910)	(1.8)%
Plus: activation costs	3,353	2,917	436	14.9%
Plus: cost of equipment	29,109	21,522	7,587	35.3%
Less: costs for existing subscribers, net	10,439	2,443	7,996	327.3%
Less: equipment revenue	12,912	11,645	1,267	10.9%

Total acquisition costs	$59,970	$62,120	$(2,150)	(3.5)%

Gross additions	160,002	172,007	(12,005)	(7.0%)
CPGA	$375	$361	$14	3.9%

     The reconciliation of EBITDA to our reported loss from continuing operations, as determined in accordance with GAAP, is as follows:

	For the Years Ended September 30,
			Increase	Increase
	2004	2003	(Decrease)	(Decrease) %
	(in thousands)
Loss from continuing operations	$(10,135)	$(42,186)	$32,051	76.0%
Plus: Depreciation and amortization of property and equipment	47,829	46,494	1,335	2.9%
Less: Interest income	747	187	560	299.5%
Plus: Interest expense	36,285	42,706	(6,421)	(15.0)%

EBITDA	$73,232	$46,827	$26,405	56.4%

     Subscriber Gross Additions. Subscriber gross additions decreased for the year ended September 30, 2004 compared to the same period in 2003. This decrease is primarily due to the loss of distribution from closed retail stores and Sprint’s loss of certain national third-party distribution channels.

     Subscriber Net Additions. Subscriber net additions increased for the year ended September 30, 2004, compared to the same period in 2003. This increase is due to the improved subscriber churn rate partially offset by the reduction in subscriber gross additions.

     Churn. Churn improved for the year ended September 30, 2004, compared to the same period for 2003. The Company has focused on improving the credit quality of the subscriber base. We believe this improvement in credit quality may have resulted in the reduction in churn for the year ended September 30, 2004 compared to the same period in 2003.

     Average Revenue Per User. ARPU decreased for the year ended September 30, 2004 compared to the same period for 2003 primarily as a result of a reduction in revenue from subscribers using minutes in excess of their subscriber usage plans and higher subscriber credits, partially offset by an increase in subscriber monthly recurring charges and higher data revenues.

     Cost per Gross Addition. CPGA increased for the year ended September 30, 2004 compared to the same period in 2003. The increase reflects the fact that there were a lower number of gross additions in the denominator partially offset by a decrease in total acquisition costs.

     EBITDA. EBITDA for the year ended September 30, 2004 increased from the same period in 2003. This increase is a result of an increase in revenues, decrease in cost of service and roaming, and decreased selling and marketing expense. For the year ended September 30, 2004, cost of service and roaming included special Sprint settlements of $1.2 million recorded for the change in certain customer bad debt profiles, a $2.6 million settlement from Sprint for service bureau fees charged for calendar year 2003, a $1.2 million special settlement resulting from Sprint’s decision to discontinue their billing system conversion, and an $11.7 million special settlement credit from resolution of previous disputes with Sprint. For the year ended September 30, 2003, EBITDA was positively impacted by $7.3 million of special settlements received from Sprint and $1.3 million in settlement credits from Sprint for service bureau fees charged for calendar year 2002.

Year ended September 30, 2003 compared to the year ended September 30, 2002:

Revenues

	Years Ended September 30,
			Increase	Increase
	2003	2002	(Decrease) $	(Decrease) %
	(in thousands)
Service revenue	$251,481	$226,504	$24,977	11.0%
Roaming revenue	68,222	74,013	(5,791)	(7.8)%
Equipment revenue	11,645	13,027	(1,382)	(10.6)%

Total	$331,348	$313,544	$17,804	5.7%

     Service Revenue. The increase in service revenue for the year ended September 30, 2003 compared to the previous year reflects the higher average number of subscribers using the Company’s network and a special settlement received from Sprint of $3.7 million, partially offset by lower minute over plan overage charges.

     Roaming Revenue. The decrease in roaming revenue for the year ended September 30, 2003 compared to the previous year reflects a lower reciprocal roaming rate, offset by higher roaming minutes of use. Sprint has unilaterally decreased this rate over time, from $0.20 per minute of use prior to June 1, 2001, to $0.10 per minute of use through calendar year 2002 to $0.058 per minute of use in 2003.

     Equipment Revenue. Equipment revenue for the year ended September 30, 2003 decreased compared to previous year, primarily due to reduced subscriber gross additions during the year ended September 30, 2003 compared to the year ended September 30, 2002.

Cost of Service and Roaming

	Years Ended September 30,
			Increase	Increase
	2003	2002	(Decrease) $	(Decrease) %
	(in thousands)
Cost of roaming	$53,708	$57,689	$(3,981)	(6.9)%
Network operating costs	43,750	48,328	(4,578)	(9.5)%
Bad debt expense	5,220	21,343	(16,123)	(75.6)%
Other cost of service	84,687	76,793	7,894	10.3%

	Years Ended September 30,
			Increase	Increase
	2003	2002	(Decrease) $	(Decrease) %
	(in thousands)
Total cost of service and roaming	$187,365	$204,153	$(16,788)	(8.2)%

     Cost of Roaming. The decrease in the cost of roaming for the year ended September 30, 2003 compared to the previous year is attributable to the decrease in the reciprocal roaming rate paid to Sprint and its network partners, partially offset by increased roaming minutes of use by our subscribers. The increase in roaming minutes of use is due both to the growth in the subscriber base as well as the general increase in usage per subscriber year over year. Cost of roaming of $50.4 million and $52.7 million or 94% and 91% of the total cost of roaming was attributable to Sprint and its network partners for the years ended September 30, 2003 and 2002, respectively.

     Network Operating Costs. Network operating costs decreased for the year ended September 30, 2003 compared to the previous year. The decrease resulted from more favorable network connectivity-related costs despite the growing subscriber base and increased subscriber usage. At September 30, 2003, 359,460 subscribers were supported by a network of approximately 800 active cell sites, four switches and 64 network operations employees, compared to September 30, 2002, when the network consisted of approximately 800 active cell sites, four switches and 89 network operations employees.

     Bad Debt Expense. Bad debt expense decreased for the year ended September 30, 2003 compared to the previous year. The decrease in bad debt expense is attributable to the decrease in payment defaults resulting from the re-imposition and increase of deposit requirements for sub-prime credit customers and the improved credit quality of our customer base during the 2003 fiscal year.

     Sprint has a program in which subscribers with lower quality credit or limited credit history may nonetheless sign up for services subject to certain account spending limits, if the subscriber makes a deposit ranging from $125 to $250. In May 2001, Sprint introduced the No Deposit Account Spending Limit “NDASL Program”, in which the deposit requirement was waived except in very limited circumstances. The NDASL program was replaced in late 2001 with the Clear Pay program. The Clear Pay program re-instituted the deposit for only the lowest credit quality subscribers. The NDASL and Clear Pay programs and their associated lack of general deposit requirements increased the number of sub-prime credit subscribers. In February 2002, Sprint allowed its network partners to re-institute deposits in a program called the Clear Pay II program. In early February 2003, we increased the deposit threshold to $250 for most sub-prime customers.

     Other Cost of Service. Other cost of service increased for the year ended September 30, 2003 compared to the previous year. These other cost of service expenses, which include long distance expenses, wireless handset upgrades sold through national third parties to existing subscribers, Sprint affiliation fees and Sprint service fees to support our customer base, increased primarily reflecting growth in the subscriber base from 339,139 as of September 30, 2002 to 359,460 as of September 30, 2003 and was partially offset by a $3.6 million special settlement received from Sprint and a $1.3 million settlement credit from Sprint for service bureau fees charged for calendar year 2002.

Cost of Equipment, Other Operating Expenses and Interest

	Years Ended September 30,
			Increase	Increase
	2003	2002	(Decrease) $	(Decrease) %
	(in thousands)
Cost of equipment	$21,522	$27,778	$(6,256)	(22.5)%
Selling and marketing	51,769	79,099	(27,330)	(34.6)%
General and administrative	23,347	18,143	5,204	28.7%
Depreciation and amortization of property and equipment	46,494	40,764	5,730	14.1%
Loss on disposal of property and equipment	518	1,074	(556)	(51.8)%
Interest income	187	161	26	16.1%
Interest expense	42,706	35,474	7,232	20.4%

     Cost of Equipment. Cost of equipment decreased for the year ended September 30, 2003 compared to the previous year as a result of the reduction in the number of subscribers added during the period.

     Selling and Marketing. Selling and marketing expense decreased for the year ended September 30, 2003 compared to the previous year reflecting reduced gross subscriber additions, a reduction in our staff of 103 employees, nine store closings, and reduced advertising and promotion expenses, partially offset by severance and similar costs.

     At September 30, 2003, there were approximately 343 employees performing sales and marketing functions, compared to 480 sales and marketing employees as of September 30, 2002.

     General and Administrative. General and administrative expense increased for the year ended September 30, 2003 compared to the previous year as a result of increased spending for costs associated with the recapitalization plan effected in February 2004 of $3.0 million, outside consultants providing services to help us identify cost saving opportunities and costs associated with migrating the accounting function to Atlanta, Georgia from Geneseo, Illinois.

     Depreciation and Amortization of Property and Equipment. Depreciation and amortization expense increased for the year ended September 30, 2003 compared to the previous year primarily as a result of capital additions at the end of fiscal year 2002 that were depreciated for a full year in fiscal year 2003.

     The Company incurred capital expenditures of $16.0 million for the year ended September 30, 2003, compared to $40.3 million for the year ended September 30, 2002.

     Loss on Disposal of Property and Equipment. Loss on disposal of property and equipment decreased for the year ended September 30, 2003 compared to the previous year. The loss for the year ended September 30, 2003 was the result of store closures. The loss for the year ended September 30, 2002 related to the abandonment of eleven cell sites.

     Interest Expense. Interest expense increased for the year ended September 30, 2003 compared to the previous year as a result of increased borrowings under the credit facility, which was partially offset by lower interest rates, and an increase in the accreted value of the 13½% notes.

     The Company had borrowings, including accreted value, of $404.3 million as of September 30, 2003, compared to $356.3 million at September 30, 2002.

     Loss from Continuing Operations. For the year ended September 30, 2003, loss from continuing operations improved to $42.2 million compared to $92.8 million for the previous year. The improvement is the result of higher revenue and lower operating expenses, offset in part by higher interest expense.

     Loss from Discontinued Operations. Discontinued operations is comprised of a loss from discontinued operations of iPCS of $42.6 million and $903.8 million, for the years ended 2003 and 2002 respectively.

Non-GAAP Financial Measures and Key Operating Metrics

     The tables which follow present and reconcile non-GAAP financial measures and key operating metrics for the Company for the years ended September 30, 2003 and 2002.

	Years Ended September 30,
			Increase	Increase
	2003	2002	(Decrease)	(Decrease) %
Total subscribers, end of period	359,460	339,139	20,321	6.0%
Subscriber gross additions	172,007	247,221	(75,214)	(30.4)%
Subscriber net additions	20,321	104,116	(83,795)	(80.5)%
Churn	3.2%	3.5%	(0.3)%	NM
ARPU	$60	$61	$(1)	(1.6)%
CPGA*	$375	$389	$(14)	(3.6)%
EBITDA (in thousands)	$46,827	$(16,703)	$63,530	NM

*	CPGA has not been adjusted to exclude upgrade costs for existing subscribers to reflect the change to the calculation effective on June 30, 2004. The Company did not separately identify upgrade costs in fiscal year 2002.

     The reconciliation of ARPU to service revenue, as determined in accordance with GAAP, is as follows:

	Years Ended September 30,
			Increase	Increase
	2003	2002	(Decrease)	(Decrease) %
Service revenue (in thousands)	$251,481	$226,504	$24,977	11.0%
Average subscribers	349,300	310,013	39,287	12.7%
ARPU	$60	$61	$(1)	(1.6)%

     The reconciliation of CPGA to selling and marketing expense, as determined in accordance with GAAP, is calculated as follows:

	Years Ended September 30,
			Increase	Increase
	2003	2002	(Decrease)	(Decrease) %
	(in thousands, except gross additions data)
Selling and marketing expense	$51,769	$79,099	$(27,330)	(34.6)%
Plus: activation costs	2,917	2,442	475	19.5%
Plus: cost of equipment	21,522	27,778	(6,256)	(22.5)%
Less: equipment revenue	11,645	13,027	(1,382)	(10.6)%

Total acquisition costs	$64,563	$96,292	$(31,729)	(33.0)%

Gross additions	172,007	247,221	(75,214)	(30.4)%
CPGA	$375	$389	$(14)	(3.6)%

     The reconciliation of EBITDA to loss from continuing operations, as determined in accordance with GAAP, is as follows:

	Years Ended September 30,
			Increase	Increase
	2003	2002	(Decrease)	(Decrease) %
	(in thousands)
Loss from continuing operations	$(42,186)	$(92,780)	$50,594	NM
Plus: Depreciation and amortization of property and equipment	46,494	40,764	5,730	14.1%
Less: Interest income	187	161	26	16.1%
Plus: Interest expense	42,706	35,474	7,232	20.4%

EBITDA	$46,827	$(16,703)	$63,530	NM

     Subscriber Gross Additions. Subscriber gross additions for the year ended September 30, 2003 decreased compared to the previous year. The decrease is attributable to an increase in the deposit amounts required for sub-prime credit customers, the loss of distribution from closing retail stores, Sprint’s loss of certain national third-party distribution channels, staff reductions and sales compensation plan changes.

     Subscriber Net Additions. Subscriber net additions for the year ended September 30, 2003 decreased compared to the previous year. The decline is primarily due to a decrease in gross subscriber additions and an increase in the total number of subscribers who terminated service during the period.

     Churn. Churn for the year ended September 30, 2003 improved compared to the previous year primarily as a result of a decrease in the number of sub-prime credit quality subscribers whose service was involuntarily discontinued during the period.

     Average Revenue Per User. ARPU for the year ended September 30, 2003 decreased compared to the previous year. The decrease in average revenue per user reflects lower minute over plan overage charges per user and lower cancellation fees per user, which was partially offset by increased monthly recurring charges per user, and an increase in E911 and WLNP payments.

     Cost Per Gross Addition. CPGA for the year ended September 30, 2003 improved compared to the previous year as a result of reduced customer acquisition costs, partially offset by fewer subscriber gross additions.

     EBITDA. EBITDA for the year ended September 30, 2003 improved compared to the previous year. During the year ended September 30, 2003, EBITDA was primarily affected by $25.0 million in higher service revenues, a $27.3 million reduction in sales and marketing expenses, primarily in advertising, a $16.1 million improvement in bad debt expense and $7.3 million in special settlements received from Sprint and $1.3 million in settlement credits from Sprint for service bureau fees charged for calendar year 2002.

Liquidity and Capital Resources

     As of September 30, 2004, the Company had $13.5 million in cash and cash equivalents compared to $54.1 million in cash and cash equivalents at September 30, 2003. The Company’s working capital for September 30, 2004 was $24.2 million, compared to working capital of $12.5 million at September 30, 2003. The decrease in the Company’s cash and cash equivalents of $40.6 million is attributable to the following:

	For the Years Ended September 30,
			Increase	Increase
	2004	2003	(Decrease) $	(Decrease) %
		(in thousands)
Cash (used in)provided by operating activities	$(405)	$50,181	$(50,586)	(100.8)%
Cash used in investing activities	(14,083)	(16,023)	1,940	12.1%
Cash (used in) provided by financing activities	(26,137)	15,033	(41,170)	(273.9)%

Net (decrease) increase	$(40,625)	$49,191	$(89,816)	(182.6)%

     Cash (Used in) Provided by Operating Activities. The $0.4 million of cash used in operating activities for the year ended September 30, 2004 was the result of the Company’s $174.0 million net income offset by non-cash items including gain on discontinued operations, depreciation, amortization of note discounts, financing costs, provision for doubtful accounts, non-cash stock compensation and loss on disposal of property and equipment totaling $118.3 million and a decrease in other operating assets and liabilities of $56.1 million. The $50.2 million of cash provided by operating activities for the year ended September 30, 2003 was the result of the Company’s $84.8 million net loss offset by non-cash items including loss on discontinued operations, depreciation, amortization of note discounts, financing costs, provision for doubtful accounts and non-cash stock option compensation, loss on disposal of property and equipment totaling $129.7 million and an increase in other operating assets and liabilities of $5.3 million.

     Cash Used in Investing Activities. The $14.1 million of cash used in investing activities for the year ended September 30, 2004 represents purchases of property and equipment related to expansion of switch capacity and improvements in network coverage. For the year ended September 30, 2003, cash used in investing activities was $16.0 million for purchases of property and equipment related to expansion of switch capacity and improvements in network coverage.

     Cash (Used In) Provided by Financing Activities. The $26.1 million in cash used in financing activities during the year ended September 30, 2004, consisted of $20.3 million for principal payments under the credit facility and $4.8 million in debt restructuring costs which were capitalized as part of paid-in-capital, and $1.1 million in fees capitalized related to amendments to the credit facility. The $15.0 million of cash provided by financing activities during the year ended September 30, 2003 consisted of $17.0 million borrowed under the senior credit facility, offset by $2.0 million of principal payments under the credit facility.

     Liquidity. We have principally relied on the proceeds from equity and debt financings and cash provided from operations as our primary sources of capital.

     As of September 30, 2004, the Company had cash and cash equivalents of $13.5 million, short-term investment securities of $55.0 million, working capital of $24.2 million, and no remaining availability under its credit facility. As a result, the Company is completely dependent on available cash and operating cash flow to pay debt service and meet its other capital needs. If such sources are not sufficient, alternative funding sources may not be available.

     Completion of our PCS network has required substantial capital. Since inception through fiscal 2004 we incurred over $300 million for capital expenditures. The Company currently expects capital expenditures for fiscal 2005 to be approximately $25 to $35 million. Although we have essentially completed our network coverage build-out, our business will likely require additional capital expenditures primarily for capacity enhancements and coverage improvements. Additionally, to the extent we decide to expand our network or deploy next generation technologies, we may also require additional financing to fund these projects.

     Capital Resources. As of September 30, 2004, the Company had $13.5 million of cash and cash equivalents and $55.0 million of short-term investment securities. The Company had no further borrowing available under the credit facility.

     While we do not currently anticipate the need to raise additional capital to meet our operating and capital expenditure requirements in the foreseeable future, our funding status is dependent on a number of factors influencing projections of operating cash flows, including those related to gross new subscriber additions, subscriber turnover, revenues, selling and marketing cost, bad debt expense, and roaming revenue and cost. Further, we believe that the cash on hand plus the additional liquidity that we expect to generate from operations will be sufficient to meet the cash requirements of the business including capital expenditures, operating losses, cash interest and working capital needs for at least the next twelve months. Should actual results differ significantly from our current assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital, which may not be available to us or may not be available on acceptable terms.

     Further, if we fail to satisfy the covenants and other requirements contained in our indentures governing our outstanding notes, our debts could become immediately payable at a time when we are unable to pay them, without additional capital.

Recent Developments.

     Issuance of $175 Million Notes. On October 25, 2004, the Company issued $175.0 million of first priority senior secured floating rate notes due 2011 at par value. The notes bear interest at a rate equal to the three-month London Interbank Borrowed Rate (“LIBOR”) plus 3.75%, reset quarterly. Proceeds from the notes were used to repay and terminate the Company’s $131.2 million senior credit facility (also at LIBOR plus 3.75%), redeem the Company’s $1.8 million 13 1/2% senior subordinated discount notes due 2009, and for general corporate purposes. In October 2004, the Company incurred and capitalized approximately $4.5 million of fees and expenses related to the $175 million note offering and expensed previously paid transaction fees related to the credit facility and the 13.5% notes totaling approximately $2.8 million.

     Each of our subsidiaries jointly, severally and unconditionally guarantee the notes on a senior secured basis. The notes and the guarantees constitute senior debt. They rank equally in right of payment with all of our and the guarantors’ existing and future senior debt and senior in right of payment to all of our and the guarantors’ existing and future subordinated debt, including our 9 3/8% notes and the related guarantees.

     The notes contain covenants, subject to certain exceptions, that restrict the Company’s ability to, among other things, incur more debt; create liens; repurchase stock and make certain investments; pay dividends, make loans or transfer property or assets; enter into sale and leaseback transactions; transfer or dispose of substantially all of the Company’s assets; or engage in transactions with affiliates. Notwithstanding the covenants restricting the ability of the Company to incur debt, the Company is permitted to, among other things, incur up to $50.0 million of additional indebtedness, including additional notes, and other obligations that may also be secured by liens on the collateral that are pari passu with the first priority liens securing the $175 million notes. If the Company undergoes a change of control (as defined in the indenture that governs the notes), then it must make an offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest.

     Merger Agreement with Alamosa Holdings, Inc. On December 7, 2004, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alamosa Holdings, Inc. (“Alamosa”) and A-Co. Merger Sub, Inc., a direct wholly-owned subsidiary of Alamosa (“Merger Sub”). The description of the Merger Agreement set forth below is qualified in its entirety by reference to the actual terms of the Merger Agreement, which we filed with the Securities and Exchange Commission as Exhibit 2.1 to a current report on Form 8-K filed on December 9, 2004.

     Pursuant to the Merger Agreement, the Company will merge (the “Merger”) with and into Merger Sub with Merger Sub surviving. After the Merger, the Company will be a subsidiary of Alamosa. Under the terms of the Merger Agreement, Company shareholders will receive 2.87 Alamosa shares for every share of Company common stock they hold. In addition, Company shareholders will have the option to elect cash consideration in place of Alamosa stock, up to an aggregate amount of $100 million, with the per share cash consideration (the “Per Share Cash Consideration”) based on the average closing price of Alamosa stock in the ten trading days prior to the completion of the transaction multiplied by 2.87 (the “Per Share Amount”). The Per Share Cash Consideration is subject to proration to ensure that Alamosa exchanges no more than $100 million in aggregate cash consideration.

     Immediately prior to the effective time of the Merger, all outstanding options for our common stock will become vested in full and we will pay the holders an amount in cash equal to the number of shares of our common stock issuable thereunder times the amount, if any, by which the Per Share Amount exceeds the exercise price of the options. All outstanding restricted stock units (“RSUs”) will be terminated and we will pay the holder an amount in cash equal to the Per Share Amount for each RSU held. Outstanding warrants for our common stock will become exercisable for Alamosa common stock and cash in the same proportion as our shareholders receive in the aggregate in the Merger.

     The completion of the Merger is subject to various customary closing conditions, including obtaining the approval of the Company’s and Alamosa’s stockholders, the expiration of the applicable waiting period under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1974 and the consent of Sprint PCS. In the event of a termination of the Merger Agreement under certain circumstances, the Company or Alamosa may be required to pay the other a termination fee as set forth in the Merger Agreement.

     Pursuant to the Merger Agreement, Alamosa has agreed to assume our obligations with respect to certain currently effective registration statements covering our outstanding Notes (as defined below) and warrants. In addition, the Indentures (the “Indentures”) governing our outstanding 9 3/8% Senior Subordinated Discount Notes due 2009 and our First Priority Senior Secured Floating Rate Notes due 2011 (together, the “Notes”), provide that we may be required to effect a repurchase offer of such Notes upon a change of control of the Company. Pursuant to the Merger Agreement, Alamosa has agreed that it shall, or shall cause Merger Sub, to effect such repurchase offers, if so required by the Indentures.

     Equipment Purchase Commitment. .In December 2004, the Company entered into an agreement with an equipment vendor to purchase network products and services which provides for a minimum purchase commitment of $80 million during the time period beginning October 1, 2004 and ending on September 30, 2009. The Company plans to both buy new equipment and replace existing equipment. The Company will evaluate the remaining economic life of any equipment that it replaces and accelerate depreciation if necessary.

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

     During 2003, we experienced overall declining net subscriber growth compared to previous periods. This decline was attributable to increased competition and slowing aggregate subscriber growth in the wireless telecommunications industry. Although we have experienced improvements in subscriber growth during fiscal 2004, we may continue to experience net losses as the cost to acquire subscribers is significant. If the trend of slowing net subscriber growth does not improve, we believe it will lengthen the amount of time it will take for us to reach a sufficient number of subscribers needed to offset the costs of acquisition. The FCC implemented WLNP in the 100 largest metropolitan areas in the United States in November 2003 and required all remaining markets to be in compliance by May 2004. It is not yet clear what effect the WLNP mandate will have on subscriber growth, although we believe that it may lead to some increase in gross subscriber additions as it makes switching service providers easier for subscribers but may also lead to increased competition among service providers.

     Through September 30, 2004, we have not experienced a material impact to churn related to WLNP with respect to the markets in which we operate. If average monthly churn increases over the long-term, we would lose the cash flows attributable to those customers and have greater than projected losses.

     We may incur significant handset subsidy costs for existing customers who upgrade their handsets. As our subscriber base matures and technological advances in our services take place, we believe more of our existing subscribers will begin to upgrade to new handsets to take advantage of these services. We have limited historical experience regarding the rate at which existing subscribers upgrade their handsets and if more subscribers upgrade than we are currently anticipating, it could have a material adverse impact on our results of operations or cash flows.

Contractual Obligations

     As of September 30, 2004, the Company was obligated to make future payments under various contracts it has entered into, including amounts pursuant to the credit facility, the 13½% notes, the 9 3/8% notes and non-cancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Expected future minimum contractual cash obligations for the next five years and in the aggregate at September 30, 2004, are as follows:

	Payments Due By Period for Years Ending September 30,
	Total	2005	2006	2007	2008	2009	Thereafter
	(in thousands)
Credit facility, principal(1)(2)	$131,200	$21,200	$30,107	$39,893	$40,000	—	—
Credit facility, interest(2)(3)	18,016	7,087	5,714	3,778	1,437	—	—
13½% notes, principal(2)	1,795	—	—	—	—	1,795	—
13½% notes, interest(2)	1,212	242	242	242	243	243	—
9 3/8% notes, principal	159,035	—	—	—	—	159,035	—
9 3/8% notes, interest	77,032	14,909	14,909	14,909	14,909	17,396	—
Operating leases(4)	88,959	16,895	12,764	10,812	9,770	8,905	29,813

	$477,249	$60,333	$63,736	$69,634	$66,359	$187,374	$29,813

(1)	Total repayments are based upon borrowings outstanding as of September 30, 2004.

(2)	Principal and accrued interest under the credit facility and the 13½% notes were repaid with the proceeds of the $175 million notes issued in October 2004. The $175 million notes are due October 2011 and pay interest quarterly beginning January 2005.

(3)	Interest rate is assumed to be 5.75%. As of September 30, 2004, the weighted-average interest rate on the credit facility was 5.69%.

(4)	Operating leases do not include payments due under renewals to the original lease term.

     On August 16, 1999, the Company entered into a $153.5 million senior credit facility. The credit facility was amended on November 30, 2003 and provided for (i) a $13.5 million senior secured term loan (“Tranche I Term Loan”) which was scheduled to mature on June 6, 2007 and (ii) a $140.0 million senior secured term loan (“Tranche II Term Loan”) which was scheduled to mature on September 30, 2008. Under the credit facility, the Company made quarterly payments that began on December 31, 2002 for the Tranche I Term Loan and March 31, 2004 for the Tranche II Term Loan. The quarterly payments were predetermined based upon a percentage of the aggregate balance and consisted of (i) eight payments of 3.75%, (ii) four payments of 5.0%, (iii) six payments of 7.143% and (iv) a final payment of 7.142%. No amounts remain available for borrowing under the credit facility. All the assets of the Company and its restricted subsidiaries secured the credit facility. The interest rate for the credit facility was determined on a margin above either the prime lending rate in the United States or LIBOR.

     The credit facility contains ongoing financial covenants, including reaching covered population targets, maximum annual spending on capital expenditures, attaining minimum subscriber revenues, and maintaining certain leverage and other ratios such as debt to total capitalization, debt to EBITDA (as defined in the credit facility agreement, “Bank EBITDA”) and Bank EBITDA to fixed charges. The credit facility restricted the ability of the Company and its restricted subsidiaries to: create liens; incur indebtedness; make certain payments, including payments of dividends and distributions in respect of capital stock; consolidate, merge and sell assets and engage in certain transactions with affiliates. As of September 30, 2004, the Company was in compliance in all material respects with covenants contained in the credit facility. The credit facility was repaid with the proceeds of a note offering in October 2004. See “Recent Developments”.

     On February 20, 2004, the Company issued approximately $159.0 million in aggregate principal amount of 9 3/8% notes that mature on September 1, 2009 and shares of common stock representing approximately 56.0% of the shares of our common stock issued and outstanding immediately after the recapitalization in exchange for 13½% notes in an aggregate principal amount of $298.2 million. The 9 3/8% notes began accruing interest on January 1,

2004, and interest is payable each January 1 and July 1. Interest payments began on July 1, 2004. The Company may redeem some or all of the 9 3/8 % notes at any time on or after January 1, 2006 at specified redemption prices.

     The 9 3/8% notes are subordinated to up to $175.0 million of the Company’s senior debt under its senior facility and are fully and unconditionally guaranteed on a senior subordinated basis by the Company’s subsidiaries that guarantee the Company’s obligations under the credit facility. In addition, the 9 3/8% notes are secured by a second-priority lien, subject to certain exceptions and permitted liens, on all the collateral that secures the Company’s and its guarantor subsidiaries’ obligations under the Company’s credit facility. If the Company undergoes a change of control (as defined in the indenture that governs the 9 3/8% notes), then it must make an offer to repurchase the 9 3/8% notes at 101% of the principal amount of the notes then outstanding.

     The 9 3/8% notes contain covenants, subject to certain exceptions, that prohibit the Company’s ability to, among other things, incur more debt; create liens; repurchase stock and make certain investments; pay dividends, make loans or transfer property or assets; enter into sale and leaseback transactions, transfer or dispose of substantially all of the Company’s assets; or engage in transactions with affiliates. Some exceptions to the restrictions on the Company’s ability to incur more debt include: up to $175.0 million of indebtedness under the Company’s senior facility or its replacement; up to $5.0 million of capital lease obligations; and up to $50.0 million of additional general indebtedness. As of September 30, 2004, the Company was in compliance in all material respects with covenants contained in the note indenture.

     The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose variable interest entities or commodity contracts.

     As of September 30, 2004, two major credit rating agencies rate the Company’s unsecured debt. The ratings were as follows:

Type of facility	S&P	Moody’s
9 3/8% notes	CCC—	Caal
Credit facility.	CCC+	B2

ITEM 7A. Quantitative And Qualitative Disclosure About Market Risk

     In the normal course of business, the Company’s operations are exposed to interest rate risk on its credit facilities and any future financing requirements. As of September 30, 2004, the Company’s fixed rate debt consisted primarily of 9 3/8% senior subordinated notes ($159.0 million at September 30, 2004) due in 2009 and variable rate debt consisted of borrowings made under the credit facility ($131.2 million at September 30, 2004). As of September 30, 2004, the weighted average interest rate under the credit facility was 5.69%. Our primary interest rate risk exposures relate to (i) the interest rate on long-term borrowings; (ii) our ability to refinance the 9 3/8% notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

     The Company manages the interest rate risk on its outstanding long-term debt through the use of a combination of fixed and variable rate debt. While the Company cannot predict its ability to refinance existing debt or the impact interest rate movements will have on existing debt, the Company continues to evaluate its interest rate risk on an ongoing basis.

     The following table presents the estimated future balances of outstanding long-term debt projected at the end of each period and future required annual principal payments for each period then ended associated with the Company’s notes and credit facility.

	Years Ending September 30
	2005	2006	2007	2008	2009	Thereafter
	( in thousands)
9 3/8% notes	$159,035	$159,035	$159,035	$159,035	—	—
Fixed interest rate	9 3/8%	9 3/8%	9 3/8%	9 3/8%	9 3/8%	—
Principal payments	—	—	—	—	$159,035	—
Credit facility(1)	$110,000	$79,893	$40,000	—	—	—
Variable interest rate (2)	5.75%	5.75%	5.75%	5.75%	—	—
Principal payments	$21,200	$30,107	$39,893	$40,000	—	—
13.5% notes(1)	$1,795	$1,795	$1,795	$1,795	—	—
Fixed interest rate	13.5%	13.5%	13.5%	13.5%	13.5%	—
Principal payments	—	—	—	—	$1,795	—

(1)	Principal and accrued interest under the credit facility and the 13 1/2% notes were repaid with the proceeds of the $175 million notes issued in October 2004. The $175 million notes are due October 2011 and pay interest quarterly beginning January 2005.

(2)	The interest rate on the credit facility equals LIBOR plus 3.75%. LIBOR is assumed to equal 2.0% for all periods presented. A 1% increase (decrease) in the variable interest rate would result in a $3.1 million increase (decrease) in the related interest expense over the balance of the credit facility’s term as of September 30, 2004.

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

     As of the end of the period covered by this report, September 30, 2004 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

     Under our agreements with Sprint, Sprint provides us with billing, collections, customer care and other back office services. As a result, Sprint remits approximately 96% of our revenues to us. In addition, approximately 68% of cost of service and roaming in our consolidated financial statements relate to charges from Sprint for its affiliation fee, charges for services provided under our agreements with Sprint such as billing, collections and customer care, roaming expense, long-distance, and pass-through and other fees and expenses. The Company, as a result, necessarily relies on Sprint to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivable which underlie a substantial portion of our periodic financial statement and other financial disclosures. The relationship with Sprint is established by our agreements and our flexibility to use a service provider other than Sprint is limited.

     Although the Company acknowledges its responsibility for all of its internal controls, because of our reliance on Sprint for financial information, we depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint’s other network partners. As part of this control process, Sprint engages its service auditors to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for the Reporting and Financial Settlement Process” under guidance provided in Statement of Auditing Standards No. 70 (“Type II SAS 70 reports”). The Type II SAS 70 report is provided to us semi-annually and covers our entire fiscal year.

     There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2004 identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

     The information required by this item is incorporated by reference to the Company’s Proxy Statement to be delivered in connection with its 2005 Annual Stockholder Meeting (the “Proxy Statement”). The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year.

ITEM 11. Executive Compensation.

     The information required by this item is incorporated by reference to the Company’s Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of September 30, 2004 with respect to shares of our common stock that may be issued under the Company’s existing equity compensation plans, which include:

•	the AirGate PCS, Inc. 1999 Stock Option Plan,

•	the AirGate PCS, Inc. Amended and Restated 2000 Long-Term Incentive Plan, which the Company assumed when it acquired iPCS in November 2001,

•	the AirGate PCS, Inc. 2001 Non-Executive Stock Option Plan,

•	the AirGate PCS, Inc. Amended and Restated 2002 Long-Term Incentive Plan, and

•	the AirGate PCS, Inc. 2001 Employee Stock Purchase Plan

			(c) Number of Securities
			Remaining Available for
	(a) Number of		Future Issuance Under
	Securities to be Issued	(b) Weighted Average	Equity Compensation
	Upon Exercise of	Exercise Price of	Plans (Excluding	(d) Total of Securities
	Outstanding Options,	Outstanding Options,	Securities Reflected	Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	in Column (a))	Columns (a) and (c)
Equity Compensation Plans Approved by Stockholders	41,273 (2)	$158.61	— (1)	41,273
	43,876 (3)	$154.57	— (1)	43,876
	567,226 (4)	$14.48	624,424	1,191,650
	—	—	14,655 (6)	14,655
Equity Compensation Plans Not Approved by Stockholders	7,507 (5)	$223.86	— (1)	7,507

TOTAL	659,882	$40.00	639,079	1,298,961

(1)	The right to issue options under this plan terminated upon shareholder approval of the Amended and Restated 2002 Long-Term Incentive Plan.

(2)	Issued under the AirGate PCS, Inc. 1999 Stock Option Plan.

(3)	Issued under the AirGate PCS, Inc. Amended and Restated 2000 Long-Term Incentive Plan.

(4)	Issued under the AirGate PCS, Inc. Amended and Restated 2002 Long-Term Incentive Plan.

(5)	Issued under the AirGate PCS, Inc. 2001 Non-Executive Stock Option Plan. Options granted under the plan vest ratably over a four-year period beginning at the grant date and expire ten years from the date of grant. Initially, 30,000 shares were reserved for issuance. Upon adoption of the Company’s Amended and Restated 2002 Long-Term Incentive Plan, future grants of options under the 2001 Non-Executive Plan were prohibited.

(6)	Shares of common stock authorized for issuance under the AirGate PCS, Inc. 2001 Employee Stock Purchase Plan.

     The remaining information called for by this item is incorporated herein by reference to the Company’s Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to the Company’s Proxy Statement.

ITEM 14. Principal Accounting Fees and Services.

     The information required by this item is incorporated by reference to the Company’s Proxy Statement.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports On Form 8-K

     (a) Financial Statements and Schedules

       See Index to Consolidated Financial Statements at page F-1.

     (b) Reports on Form 8-K

     The following Current Reports on 8-K were filed or furnished by the Company during the quarter ended September 30, 2004:

     On July 15, 2004, AirGate furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 5 — Other Events announcing that William J. Loughman has been appointed as Vice President and Chief Financial Officer.

     On August 12, 2004, AirGate furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 5 — Other Events relating to issuance of a press release regarding financial and operating results for the third quarter of fiscal year 2004

     On August 19, 2004, AirGate furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 12 – Results of Operations and Financial Condition related to a conference call held to discuss its financial and operating results for the third quarter and first nine months of fiscal 2004 ended June 30, 2004.

     On September 14, 2004, AirGate filed a Current Report on Form 8-K with the Securities and Exchange Commission under Item 1.01 – Entry into a Material Definitive Agreement related to an addendum to its Sprint Management and Services Agreement.

     On September 30, 2004, AirGate furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 2.02 – Results of Operations and Financial Condition announcing financial and operating guidance for its fourth quarter ending September 30, 2004.

     On September 30, 2004, AirGate filed a Current Report on Form 8-K with the Securities and Exchange Commission under Item 8.01 — Other Events announcing a proposed offering of $175 million aggregate principal amount of its first priority senior secured floating rate notes.

(c) Exhibits

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of December 7, 2004, by and among Alamosa Holdings, Inc., A-Co. Merger Sub, Inc. and AirGate PCS, Inc. (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by AirGate with the Commission on December 9, 2004 (SEC File No. 000-27455))

3.1	Corrected Restated Certificate of Incorporation of AirGate PCS, Inc. (“AirGate”), dated February 13, 2004 (incorporated by reference to Exhibit 3.(I) to the quarterly report on Form 10-Q filed by AirGate with the Commission on February 17, 2004 for the quarter ended December, 31 2002 (SEC File No. 000-27455))

3.2	Amended and Restated Bylaws of AirGate, dated December 17, 2002 (incorporated by reference to Exhibit 3.2 to the annual report on Form 10-K/ A filed by AirGate with the Commission on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455))

4.1	Specimen of common stock certificate of AirGate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/ A filed by the registrant with the SEC on June 15, 1999 (File Nos. 333-79189-02 and 333-79189-01))

4.2	Form of Warrant Agreement for warrants issued in units offering (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1/ A filed by AirGate with the SEC on September 23, 1999 (File Nos. 333-79189-02 and 333-79189-01))

4.3	Form of Warrant issued in units offering (included in Exhibit 4.2)

4.4	Form of unit (included in Exhibit 4.2)

4.5	Form of Lucent Warrants (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/ A filed by the registrant with the SEC on September 17, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

4.6	Indenture, dated as of February 20, 2004, by and AirGate, its subsidiaries party thereto and the Bank of New York (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by AirGate on February 26, 2004 (SEC File No. 000-27455))

4.7	Form of Senior Subordinated Secured Notes due 2009 (included in Exhibit 4.6)

4.8	Form of Security Agreement (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-4/A filed by AirGate with the SEC on January 14, 2004 (File No. 333-109165)).

4.9	Form of Pledge Agreement (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-4/A filed by AirGate with the SEC on January 14, 2004 (File No. 333-109165).

4.10**	Form of Intercreditor Agreement

4.11	Indenture, dated as of October 25, 2004, by and among AirGate, its subsidiaries party thereto and The Bank of New York Trust Company, N.A. (incorporated by reference to

Exhibit
Number	Description
Exhibit 4.1 to the current report on Form 8-K filed by AirGate on October 29, 2004)

4.12	Form of First Priority Senior Secured Floating Rate Notes due 2011 (included in Exhibit 4.6)

4.13	Registration Rights Agreement, dated October 25, 2004, by and among AirGate PCS, Inc., its subsidiaries party thereto, Banc of America Securities LLC and Credit Suisse First Boston LLC (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed by AirGate on October 29, 2004)

4.14	Form of Pledge Agreement (incorporated by reference to Exhibit 4.4 to the current report on Form 8-K filed by AirGate on October 29, 2004)

4.15	Form of Security Agreement (incorporated by reference to Exhibit 4.5 to the current report on Form 8-K filed by AirGate on October 29, 2004)

10.1	Support Agreement, dated as of September 24, 2003, by and among AirGate and each of the noteholders signatory thereto (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by AirGate with the SEC on September 26, 2003 (SEC File No. 333-109165))

10.2	Sprint PCS Management Agreement and Addenda I-III thereto between SprintCom, Inc. and AirGate Wireless, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.3	Assignment of Sprint PCS Management Agreement, Sprint Spectrum Services Agreement and Trademark and Service Mark Agreement from AirGate Wireless, L.L.C. to AirGate Wireless, Inc. dated November 20, 1998 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on August 9, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.4	Addendum IV to Sprint PCS Management Agreement dated August 26, 1999 by and among SprintCom, Inc., Sprint Communications Company, L.P., Sprint Spectrum L.P. and AirGate (incorporated by reference to Exhibit 10.1.2 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))

10.5	Addendum V to Sprint PCS Management Agreement dated May 12, 2000 by and among SprintCom, Inc., Sprint Communications Company, L.P. and AirGate (incorporated by reference to Exhibit 10.1.3 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))

10.6	Addendum VI to Sprint PCS Management Agreement dated December 8, 2000 by and among SprintCom, Inc., Sprint Communications Company, L.P., Sprint Spectrum L.P. and AirGate (incorporated by reference to Exhibit 10.1.4 to the quarterly report on Form 10-Q filed by AirGate with the Commission on February 14, 2001 for the quarter ended December 31, 2000 (SEC File No. 000-27455))

10.7	Addendum VII to Sprint PCS Management Agreement dated as of September 10, 2004 by and among SprintCom, Inc., Sprint Communications Company, L.P., Sprint Spectrum L.P. and AirGate (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by AirGate with the Commission on September 14, 2004 (SEC File No. 000-27455))

10.8	Schedule of Definitions to Sprint PCS Management Agreement by and among SprintCom, Inc. and AirGate Wireless, L.L.C. (incorporated by reference to Exhibit 10.33 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2002 for the quarter ended March 31, 2002 (SEC File No. 000-27455))

10.9	Sprint PCS Services Agreement between Sprint Spectrum L.P. and AirGate Wireless, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.10	Sprint Spectrum Trademark and Service Mark License Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

Exhibit
Number	Description

10.11	Sprint Trademark and Service Mark License Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.12	Sales Agency Agreement made as of May 1, 2001 between Sprint Communications Company L.P. and AirGate (incorporated by reference to Exhibit 10.10 to the annual report on Form 10-K/ A filed by AirGate with the Commission on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455))

10.13	Master Site Agreement dated August 6, 1998 between AirGate and BellSouth Carolinas PCS, L.P. and BellSouth Personal Communications, Inc. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.14	Notice to AirGate of an assignment of sublease dated September 20, 1999 between BellSouth Cellular Corp. and Crown Castle South Inc., given pursuant to Section 16(b) of the Master Site Agreement (incorporated by reference to Exhibit 10.5.1 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))

10.15	Master Tower Space Reservation and License Agreement dated February 19, 1999 between AGW Leasing Company, Inc. and American Tower, L.P. (incorporated by reference to Exhibit 10.5.2 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))

10.16	Master Antenna Site Lease No. J50 dated July 20, 1999 between Pinnacle Towers Inc. and AGW Leasing Company (incorporated by reference to Exhibit 10.5.3 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))

10.17	Commercial Real Estate Lease dated August 7, 1998 between AirGate and Perry Company of Columbia, Inc. to lease a warehouse facility (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on July 12, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.18	Lease Agreement dated August 25, 1999 between Robert W. Bruce, Camperdown Company, Inc. and AGW Leasing Company, Inc. to lease office/warehouse space in Greenville, South Carolina (incorporated by reference to Exhibit 10.7.1 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))

10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.20*	Employment Agreement dated April 9, 1999 by and between AirGate and Thomas M. Dougherty (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.21*	First Amendment to Employment Agreement dated December 20, 1999 between AirGate and Thomas M. Dougherty (incorporated by reference to Exhibit 10.16 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2000 for the quarter ended March 31, 2000 (SEC File No. 000-27455))

10.22*	AirGate PCS, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by AirGate with the Commission on April 10, 2000 (SEC File No. 333-34416))

10.23*	Form of AirGate PCS, Inc. Option Agreement for AirGate PCS, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.25 to the annual report on Form 10-K filed by AirGate with the Commission on November 30, 2001 for the year ended September 30, 2001 (SEC File No. 000-27455))

10.24*	AirGate PCS, Inc. 2001 Non-Executive Stock Option Plan (incorporated by reference to Exhibit 10.11.2 to the quarterly report on Form 10-Q filed by AirGate with the Commission on February 14, 2001 for the quarter ended December 31, 2000 (SEC File No. 000-27455))

Exhibit
Number	Description

10.25**	Form of AirGate PCS, Inc. Option Agreement for AirGate PCS, Inc. 2001 Non-Executive Stock Option Plan

10.26*	AirGate PCS, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11.3 to the quarterly report on Form 10-Q filed by AirGate with the Commission on February 14, 2001 for the quarter ended December 31, 2000 (SEC File No. 000-27455))

10.27*	2002 AirGate PCS, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by AirGate with the Commission on March 29, 2002 (SEC File No. 333-85250)

10.28**	Form of Award Agreement for 2002 AirGate PCS, Inc. Long-Term Incentive Plan

10.29*	AirGate PCS, Inc. Amended and Restated Non-Employee Director Compensation Plan dated January 22, 2003 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2003 for the quarter ended March 31, 2003 (SEC File No. 000-27455))

10.31	Agreement and Plan of Merger, dated as of August 28, 2001, by and between AirGate and iPCS, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by AirGate with the Commission on August 31, 2001 (SEC File No. 000-27455))

10.32	Services Agreement dated as of January 1, 2002 by and among AirGate, AirGate Service Company, Inc., iPCS, Inc. and iPCS Wireless, Inc. (incorporated by reference to Exhibit 10.34 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2002 for the quarter ended March 31, 2002 (SEC File No. 000-27455))

10.33	First Amendment to Services Agreement dated February 21, 2003 by and among AirGate Service Company, Inc., AirGate, iPCS Wireless, Inc. and iPCS, Inc (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2003 for the quarter ended March 31, 2003 (SEC File No. 000-27455))

10.34	Technology License Agreement dated as of January 1, 2002 by and among AirGate, AGW Leasing Company, Inc., AirGate Service Company, Inc., AirGate Network Services, Inc., iPCS, Inc., iPCS Wireless, Inc. and iPCS Equipment, Inc. (incorporated by reference to Exhibit 10.35 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2002 for the quarter ended March 31, 2002 (SEC File No. 000-27455))

10.35*	Separation Agreement and General Release, dated March 23, 2004, by and between AirGate and William H. Seippel (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 17, 2004 for the quarter ended March 31, 2004 (SEC File No. 000-27455))

10.36	Settlement Agreement and Mutual Release, dated as of September 10, 2004, by and among Sprint Spectrum L.P., SprintCom, Inc., Sprint Communications Company L.P., and WirelessCo, L.P., AirGate , AGW Leasing Company, Inc., AirGate Network Services, LLC, and AirGate Service Company, Inc. (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by AirGate with the Commission on September 14, 2004 (SEC File No. 000-27455))

10.37*	Employment Agreement made and entered into December 7, 2004 by and among AirGate PCS, Inc. and Thomas M. Dougherty (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by AirGate with the Commission on December 9, 2004 (SEC File No. 000-27455))

10.38*	Employment Agreement made and entered into December 7, 2004 by and among AirGate PCS, Inc. and William J. Loughman (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by AirGate with the Commission on December 9, 2004 (SEC File No. 000-27455))

10.39*	Employment Agreement made and entered into December 7, 2004 by and among AirGate PCS, Inc. and Roy E. Hadley (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by AirGate with the Commission on December 9, 2004 (SEC File No. 000-27455))

21.1	Subsidiaries of AirGate PCS, Inc (incorporated by reference to Exhibit 21 to the annual

Exhibit
Number	Description
report on Form 10-K/ A filed by AirGate with the Commission on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455))

23.1**	Consent of KPMG LLP

24.1**	Powers of Attorney

31.1**	Rule 13a-14(a) certification of Chief Executive Officer of AirGate filed in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Rule 13a-14(a) certification of Chief Financial Officer of AirGate filed in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Section 1350 certification of Chief Executive Officer of AirGate furnished in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Section 1350 certification of Chief Financial Officer of AirGate furnished in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 2004.

AIRGATE PCS, INC

By:	/s/ WILLIAM J. LOUGHMAN

William J. Loughman
Chief Financial Officer
(Principal Financial and
Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ THOMAS M. DOUGHERTY Thomas M. Dougherty	President and Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2004
/s/ WILLIAM J. LOUGHMAN William J. Loughman	Chief Financial Officer (Principal Financial and Accounting Officer)	December 14, 2004
* Robert A. Ferchat	Chairman of the Board of Directors	December 14, 2004
* Max D. Hopper	Member, Board of Directors	December 14, 2004
* Timothy M. O’Brien	Member, Board of Directors	December 14, 2004
* John W. Risner	Member, Board of Directors	December 14, 2004
*	Member, Board of Directors	December 14, 2004

Name	Title	Date
Stephen R. Stetz
* Gail A. Schoettler	Member, Board of Directors	December 14, 2004
By: /s/ WILLIAM J. LOUGHMAN William J. Loughman Attorney-in-fact	Chief Financial Officer	December 14, 2004

*	William J. Loughman, by signing his name hereto, does sign this document on behalf of the above noted individuals pursuant to powers of attorney duly executed by such individuals, which have been filed as an exhibit to this Report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF AIRGATE PCS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
AirGate PCS, Inc.:

     We have audited the accompanying consolidated balance sheets of AirGate PCS, Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AirGate PCS, Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Atlanta, Georgia December 13, 2004

AIRGATE PCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	September 30,
	2004	2003
Assets:
Current assets:
Cash and cash equivalents	$13,453	$54,078
Short-term investment securities	55,000	—
Accounts receivable, net of allowance for doubtful accounts of $5,517 and $4,635	20,329	26,994
Receivable from Sprint	23,601	15,809
Inventories	3,052	2,132
Prepaid expenses	983	2,107
Other current assets	23	145

Total current assets	116,441	101,265
Property and equipment, net of accumulated depreciation and amortization of $177,729 and $129,986	144,324	178,070
Financing costs	3,071	6,682
Direct subscriber activation costs	1,846	3,907
Other assets	965	992

Total assets	$266,647	$290,916

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$2,128	$5,945
Accrued expenses	18,967	12,104
Payable to Sprint	40,879	45,069
Deferred revenue	9,107	7,854
Current maturities of long-term debt	21,200	17,775

Total current liabilities	92,281	88,747
Deferred subscriber activation fee revenue	3,172	6,701
Other long-term liabilities	3,090	1,841
Long-term debt, excluding current maturities	248,396	386,509
Investment in iPCS	—	184,115

Total liabilities	346,939	667,913

Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, par value, $.01 per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value, $.01 per share; 30,000,000 shares authorized; 11,768,058 and 5,192,238 shares issued and outstanding at September 30, 2004 and 2003	118	52
Additional paid-in-capital	1,046,551	924,095
Accumulated deficit	(1,126,961)	(1,300,941)
Unearned stock compensation	—	(203)

Total stockholders’ deficit	(80,292)	(376,997)

Total liabilities and stockholders’ deficit	$266,647	$290,916

See accompanying notes to the consolidated financial statements.

AIRGATE PCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)

	Years Ended September 30,
	2004	2003	2002
Revenues:
Service revenue	$254,488	$251,481	$226,504
Roaming revenue	69,708	68,222	74,013
Equipment revenue	12,912	11,645	13,027

Total revenues	337,108	331,348	313,544

Operating expenses:
Cost of service and roaming (exclusive of depreciation and amortization, as shown separately below)	161,430	187,365	204,153
Cost of equipment	29,109	21,522	27,778
Selling and marketing	50,859	51,769	79,099
General and administrative	22,430	23,347	18,143
Depreciation and amortization of property and equipment	47,829	46,494	40,764
Loss on disposal of property and equipment	48	518	1,074

Total operating expenses	311,705	331,015	371,011

Operating income (loss)	25,403	333	(57,467)
Interest income	747	187	161
Interest expense	(36,285)	(42,706)	(35,474)

Loss from continuing operations before income tax	(10,135)	(42,186)	(92,780)
Income tax	—	—	—

Loss from continuing operations	(10,135)	(42,186)	(92,780)
Discontinued operations:
Loss from discontinued operations net of $28,761 income tax benefit for 2002	—	(42,571)	(903,837)
Gain on disposal of discontinued operations net of $0 income tax expense	184,115	—	—

Net income (loss)	$173,980	$(84,757)	$(996,617)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(1.10)	$(8.14)	$(19.53)
Income (loss) from discontinued operations	19.98	(8.22)	(190.27)

Net income (loss)	$18.88	$(16.36)	$(209.80)

Basic and diluted weighted-average number of shares outstanding	9,216,778	5,181,683	4,750,301

See accompanying notes to the consolidated financial statements.

AIRGATE PCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in thousands, except share amounts)
Years ended September 30, 2004, 2003, and 2002

	Common Stock		Additional		Unearned	Total
			Paid-in	Accumulated	Stock	Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Deficit
Balance at September 30, 2001	2,672,996	$27	$168,362	$(219,567)	$(1,546)	$(52,724)

Issuance of common stock in merger with iPCS	2,472,514	25	706,620	—	—	706,645
Stock options and warrants assumed in merger with iPCS	—	—	47,727	—	—	47,727
Shares issued under stock compensation plans, net	12,794	—	1,505	—	517	2,022
Exercise of common stock purchase warrants	3,000	—	—	—	—	—
Net loss	—	—	—	(996,617)	—	(996,617)

Balance at September 30, 2002	5,161,304	52	924,214	(1,216,184)	(1,029)	(292,947)

Exercise of common stock purchase warrants	4,295	—	—	—	—	—
Shares issued under stock compensation plans, net	26,639	—	(119)	—	826	707
Net loss	—	—	—	(84,757)	—	(84,757)

Balance at September 30, 2003	5,192,238	52	924,095	(1,300,941)	(203)	(376,997)

Issuance of common stock in connection with recapitalization plan	6,568,706	66	126,710	—	—	126,776
Equity issuance costs	—	—	(4,754)	—	—	(4,754)
Shares issued under stock compensation plans, net	7,130	—	500	—	203	703
Exercise of common stock purchase warrants	30	—	—	—	—	—
Forfeiture of common shares in connection with reverse split	(46)	—	—	—	—	—
Net income	—	—	—	173,980	—	173,980

Balance at September 30, 2004	11,768,058	$118	$1,046,551	$(1,126,961)	$—	$(80,292)

See accompanying notes to the consolidated financial statements.

AIRGATE PCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$173,980	$(84,757)	$(996,617)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on disposal of discontinued operations	(184,115)	—	—
Loss from discontinued operations	—	42,571	903,837
Depreciation and amortization of property and equipment	47,829	46,494	40,764
Amortization of financing costs into interest expense	995	1,210	1,210
Provision for doubtful accounts	181	5,220	21,343
Interest expense associated with accretion of discounts	16,126	33,020	28,762
Non-cash stock compensation	666	650	769
Loss on disposal of property and equipment	48	518	1,074
Changes in assets and liabilities:
Purchases of short-term investment securities, net	(55,000)	—	—
Accounts receivable	6,484	(7,969)	(21,790)
Receivable from Sprint	(7,792)	13,168	(18,777)
Inventories	(920)	2,004	503
Prepaid expenses, other current and non-current assets	3,335	4,150	(1,745)
Accounts payable, accrued expenses and other long term liabilities	715	1,500	(7,440)
Payable to Sprint	(4,190)	(8,312)	20,817
Deferred revenue	1,253	714	1,756

Net cash provided by (used in) operating activities	(405)	50,181	(25,534)

Cash flows from investing activities:
Purchases of property and equipment	(14,083)	(16,023)	(40,263)
Acquisition of iPCS	—	—	(6,058)

Net cash used in investing activities	(14,083)	(16,023)	(46,321)

Cash flows from financing activities:
Borrowings under credit facility	—	17,000	61,200
Repayments of credit facility	(20,275)	(2,024)	—
Financing cost on credit facility	(1,138)	—	—
Equity issuance costs	(4,754)	—	—
Stock issued to employee stock purchase plan	—	57	567
Proceeds from stock option exercises	30	—	685

Net cash (used in) provided by financing activities	(26,137)	15,033	62,452

Net increase (decrease) in cash and cash equivalents	(40,625)	49,191	(9,403)
Cash and cash equivalents at beginning of period	54,078	4,887	14,290

Cash and cash equivalents at end of period	$13,453	$54,078	$4,887

Supplemental disclosure of cash flow information:
Interest paid	$14,695	$7,807	$6,806
Supplemental disclosure of non-cash investing activities:
Interest capitalized	$75	$236	$2,137
Supplemental disclosure of non-cash financing activities:
Net carrying value of 13.5% notes	$(264,888)	$—	$—
Unamortized financing cost of 13.5% notes	3,755	—	—
Issuance of 9 3/8% notes	159,035	—	—
Carrying value difference on 9 3/8% notes	(24,686)	—	—
Common stock issued in exchange for 13.5% notes	126,784	—	—
Grant of restricted common stock, restricted stock units and compensatory stock options	463	21	252
Forfeiture of compensatory stock options	—	(195)	—
Forfeiture of restricted stock	(12)	(2)	—

See accompanying notes to the consolidated financial statements.

AIRGATE PCS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Business, Basis of Presentation and Liquidity

(a) Basis of Presentation

     AirGate PCS, Inc. and its restricted subsidiaries (the “Company”) were created for the purpose of providing wireless Personal Communication Services (“PCS”). The Company is a network partner of Sprint PCS (“Sprint”) which is a group of wholly-owned subsidiaries of Sprint Corporation that operate and manage Sprint’s PCS products and services. The Company has the right to market and provide Sprint PCS products and services using the Sprint brand name in a defined territory. The accompanying consolidated financial statements include the accounts of AirGate PCS, Inc. and its wholly-owned restricted subsidiaries, AGW Leasing Company, Inc., AirGate Service Company, Inc. and AirGate Network Services, LLC for all periods presented.

     On October 17, 2003, the Company irrevocably transferred all of its shares of common stock of iPCS, Inc. and its subsidiaries (“iPCS”) to a trust for the benefit of the Company’s stockholders of record as of the date of the transfer. On October 17, 2003, the iPCS investment ($184.1 million credit balance carrying amount) was eliminated and recorded as a non-monetary gain on disposal of discontinued operations. The Company’s consolidated financial statements reflect the results of iPCS as discontinued operations (described below in Note 2).

     On February 13, 2004, the Company effected a 1-for-5 reverse stock split and stockholders received one share of common stock, and cash resulting from the elimination of any fractional shares, in exchange for each five shares of common stock then outstanding. All share and per share amounts have been restated to give retroactive effect to the reverse stock split.

     These consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Liquidity

     The PCS market is characterized by significant risks as a result of rapid changes in technology, intense competition and the costs associated with the build-out, on-going operation and growth of a PCS network. The Company’s operations are dependent upon Sprint’s ability to perform its obligations under the agreements between the Company and Sprint (see Note 4) under which the Company has agreed to construct and manage its Sprint PCS network (the “Sprint Agreements”).

     Since inception, the Company has financed its operations through debt financing and proceeds generated from public offerings of its common stock and cash provided from operations. The proceeds from these transactions and cash provided from operations have been used to fund the build-out of the Company’s portion of the PCS network of Sprint, subscriber acquisition costs and working capital. Since inception, the Company has invested over $300 million in capital expenditures.

     As of September 30, 2004, the Company had cash and cash equivalents of $13.5 million, short-term investment securities of $55.0 million, working capital of $24.2 million, and no remaining availability under its credit facility. As a result, the Company is completely dependent on available cash and operating cash flow to pay debt service and meet its other capital needs. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand and short-term investment securities plus the additional liquidity that it expects to generate from operations will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements for at least the next 12 months.

     The Company’s future liquidity will be dependent on a number of factors influencing its projections of operating cash flow, including those related to subscriber growth, retention and credit quality, revenue growth and the

Company’s ability to manage operating expenses. Should actual results differ significantly from these assumptions, the Company’s liquidity position could be adversely affected and it could be in a position that would require it to raise additional capital which may or may not be available on terms acceptable to the Company, if at all. The Company’s ability to raise capital when needed could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

(2) Discontinued Operations

     On November 30, 2001, the Company acquired iPCS, another Sprint network partner, for $1.2 billion. The transaction was accounted for under the purchase method of accounting.

     Subsequent to the acquisition of iPCS, the results of operations and accounts of iPCS were consolidated with the Company in accordance with generally accepted accounting principles. On February 23, 2003, iPCS filed a Chapter 11 bankruptcy case in the United States Bankruptcy Court for the Northern District of Georgia for the purpose of effecting a court administered reorganization. Subsequent to February 23, 2003, the Company no longer consolidated the accounts and results of operations of iPCS and the accounts of iPCS were recorded as an investment using the cost method of accounting.

     The following reflects the condensed balance sheet information for iPCS, summarizing the deconsolidation adjustment to record the investment in iPCS on the cost basis as of February 23, 2003 (dollars in thousands):

As of February 23,
2003
Condensed iPCS Balance Sheet Information:
Cash and cash equivalents	$10,031
Other current assets	32,084

Total current assets	42,115
Property and equipment, net	174,103
Other noncurrent assets	24,807

Total assets	$241,025

Current liabilities	$416,564
Long-term debt	409
Other long-term liabilities	8,167

Total liabilities	425,140

Investment in iPCS	$184,115

     On October 17, 2003, the Company irrevocably transferred all of its shares of iPCS common stock to a trust for the benefit of the Company’s stockholders of record on the date of the transfer. On the date of the transfer, the iPCS investment ($184.1 million credit balance carrying amount) was eliminated and recorded as a non-monetary gain on disposal of discontinued operations. The Company’s consolidated financial statements reflect the results of iPCS as discontinued operations. The year ended September 30, 2004 includes a non-monetary gain on disposal of discontinued operations of $184.1 million. The following reflects the loss from discontinued operations for the years ended September 30, 2003 and 2002 (dollars in thousands):

	For the Years Ended
	September 30,
	2003	2002
Revenue	$79,364	$144,080
Cost of revenue	63,398	124,031
Selling and marketing	16,417	37,511
General and administrative	6,881	7,708
Depreciation and amortization	20,989	68,765
Loss on disposal	1,451	—
Impairments	—	817,413

Operating expenses	109,136	1,055,428

Operating loss	(29,772)	(911,348)
Interest expense, net	(12,799)	(21,250)
Income tax benefit	—	28,761

Loss from discontinued operations	$(42,571)	$(903,837)

Transactions between the Company and iPCS

     The Company formed AirGate Service Company, Inc. (“Service Co”) to provide management services to both the Company and iPCS. For the years ended September 30, 2003 and 2002, iPCS paid a net total of $2.9 million and $1.7 million, respectively for Service Co expenses, which had the effect of reducing the Company’s expenses by that amount. In the normal course of business under the Company’s and iPCS’ respective Sprint agreements, the Company subscribers incur minutes of use in iPCS’ territory causing the Company to incur roaming expense to Sprint. In addition, iPCS’ subscribers incur minutes of use in the Company’s territory for which we receive roaming revenue from Sprint. We received $0.2 million of roaming revenue with respect to use by iPCS subscribers of our network and incurred $0.3 million of roaming expense with respect to use by the Company’s subscribers of iPCS’ network for the year ended September 30, 2003, compared to $0.4 million of roaming revenue and $0.4 million of roaming expense for the year ended September 30, 2002. The reciprocal roaming rate charged and other terms are established by Sprint under the Company’s and iPCS’ respective Sprint agreements.

     During the year ended September 30, 2003, the Company purchased approximately $0.3 million of wireless handset inventories from iPCS at cost. During the year ended September 30, 2002, the Company sold approximately $0.1 million of wireless handset inventories to iPCS. Additionally, the Company purchased approximately $0.2 million of wireless handset inventory from iPCS.

     During the year ended September 30, 2002, the Company sold approximately $0.2 million of network operating equipment to iPCS. Additionally, iPCS sold the Company approximately $0.7 million of network operating equipment.

Transactions Involving Board Members

     Timothy M. Yager was a member of the Company’s Board of Directors until December 16, 2002. Prior to joining the Board, Mr. Yager was the chief executive officer of iPCS. Pursuant to his employment agreement with iPCS, iPCS purchased consulting services from Mr. Yager during the year ended September 30, 2003. On January 27, 2003, Mr. Yager was appointed chief restructuring officer to oversee the restructuring of iPCS and his company, YMS Management, LLC, entered into a management services agreement to manage the day-to-day operations of iPCS. In connection with his appointment as chief restructuring officer, Mr. Yager and iPCS agreed to terminate the provisions of his employment agreement providing for consulting services to iPCS and payment thereunder to Mr. Yager.

(3) Summary of Significant Accounting Policies

(a) Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. Effective July 1, 2003 the Company adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, are presumed to be a bundled transaction, and the consideration is measured and allocated to the separate units based on their relative fair values. The adoption of EITF No. 00-21 resulted in substantially all of the activation fee revenue generated from Company-owned retail stores and associated costs being recognized at the time the related wireless handset is sold. Previously deferred revenues and costs continue to be amortized over the remaining estimated life of a subscriber, not to exceed 30 months. Revenue and costs for activations at other retail locations continue to be deferred and amortized over their estimated lives.

     The Company recognizes service revenue from its subscribers as they use the service. The Company provides a reduction of recorded revenue for billing adjustments and credits, and estimated uncollectible late payment fees and early cancellation fees. The Company also reduces recorded revenue for rebates and discounts given to subscribers on wireless handset sales in accordance with EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a

Customer (Including a Reseller of the Vendor’s Products).” For industry competitive reasons, the Company sells wireless handsets at a loss. The Company participates in the Sprint national and regional distribution programs in which national retailers such as RadioShack and Best Buy sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for Sprint PCS products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Company’s Sprint Agreements, when a national retailer sells a handset purchased from Sprint to a subscriber in the Company’s territory, the Company is obligated to reimburse Sprint for the handset subsidy. The Company does not receive any revenue from the sale of handsets and accessories by such national retailers. The Company classifies these handset subsidy charges as a selling and marketing expense for a new subscriber handset sale and classifies these subsidies as a cost of service and roaming for a handset upgrade to an existing subscriber.

     The Company records equipment revenue from the sale of handsets to subscribers in its retail stores upon delivery in accordance with EITF No. 00-21. The Company does not record equipment revenue on handsets and accessories purchased from national third-party retailers such as RadioShack and Best Buy, or directly from Sprint by subscribers in its territory.

     Sprint is entitled to retain 8% of net billed service revenue from subscribers based in the Company’s markets and from non-Sprint subscribers who roam onto the Company’s network. The amount of affiliation fees retained by Sprint is recorded as cost of service and roaming. Revenue derived from the sale of handsets and accessories by the Company and from certain roaming services are not subject to the 8% affiliation fee from Sprint.

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

(c) Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, demand deposits, money market accounts and short-term highly liquid investments with original maturities of three months or less.

(d) Short-term Investment Securities

     Short-term investment securities primarily consist of investment grade marketable debt securities acquired with original maturities greater than three months. Short-term investment securities are bought and held principally for the purpose of selling them in the near term and are reported at fair market value. Interest earned on securities is included in interest income.

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

(f) Property and Equipment

     Property and equipment are stated at original cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

Estimated
Useful Life
Network assets.	5 to 7 years
Computer equipment.	3 to 5 years
Furniture, fixtures, and office equipment	5 years
Towers (included in network assets).	15 years

     Construction in progress includes expenditures for the purchase of network assets. The Company capitalizes interest on its construction in progress activities. When network assets are placed in service, the related assets are transferred from construction in progress to network assets and the Company depreciates those assets over their estimated useful life.

(g) Financing Costs

     Costs incurred for the credit facility and the 13.5% notes were deferred and are being amortized as interest expense over the term of the respective financing arrangements using the straight-line method.

(h) Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates applied to expected taxable income for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities for a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for deferred income tax assets based upon the Company’s assessment of whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

(i) Basic and Diluted Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For the years ended September 30, 2004, 2003, and 2002, all outstanding stock options and common stock underlying stock purchase warrants as detailed in Note 8 have been excluded from the computation of dilutive earnings (loss) per share for all periods presented because their effect would have been antidilutive. The following table shows those potentially dilutive securities with exercise prices less than market prices of common stock in the respective periods using the treasury stock method:

	Years Ended
	September 30,
	2004	2003	2002
Common stock options	50,589	4,439	44,534
Common stock underlying stock purchase warrants	3,707	8,087	8,199

Total	54,296	12,526	52,733

(j) Impairment of Long-Lived Assets

     The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset.

(k) New Accounting Pronouncements

     In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51.”(“FIN 46R”) This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. This Interpretation applies immediately to variable interest entities created or acquired after January 31, 2003, and to special purpose entities for the quarter ended after December 15, 2003. The Interpretation is generally effective for interim periods ending after March 15, 2004 for all variable interest entities created or acquired prior to January 31, 2003. We do not have any variable interest entity arrangements.

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

     The Company maintains cash, cash equivalents and short-term investment securities in accounts with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. Management does not believe there is significant credit risk associated with deposits in excess of federally insured amounts. Further, the Company maintains accounts with nationally recognized investment managers. Such deposits are not insured by the Federal Deposit Insurance Corporation. Management does not believe there is significant credit risk associated with these uninsured deposits.

     A significant amount of the Company’s financial transactions result from the Company’s relationship with Sprint, and the Company derives substantial revenues and expenses from Sprint and Sprint PCS. Refer to Note 4 for information on the Company’s transactions with Sprint.

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

(o) Advertising Expenses

     The Company expenses advertising costs when the advertisement occurs. Total advertising expenses amounted to approximately $7.8 million in 2004, $6.7 million in 2003, and $12.2 million in 2002 and are included in selling and marketing expenses in the accompanying consolidated statements of operations.

(p) Segments

     The Company and its subsidiaries have been operated and are evaluated by management as a single operating segment in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

(q) Stock-based Compensation Plans

     We have elected to continue to account for our stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and disclose pro forma effects of the plans on a net income (loss) and earnings (loss) per share basis as provided by SFAS No. 123, “Accounting for Stock-Based Compensation.” We did not recognize compensation expense with respect to options that had an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Had compensation cost for these options been recognized based on fair value at the grant dates under the related provisions of SFAS No. 123, the pro forma loss from continuing operations and net income (loss) and earnings (loss) per share during the fiscal years ended September 30, 2004, 2003 and 2002 would have been as follows (in thousands, except per share data):

	Years Ended September 30,
	2004	2003	2002
Loss from continuing operations, as reported	$(10,135)	$(42,186)	$(92,780)
Add: stock based compensation expense included in determination of loss from continuing operations	666	650	769
Less: stock-based compensation expense determined under the fair value based method	(1,830)	(9,698)	(9,138)

Pro forma loss from continuing operations	$(11,299)	$(51,234)	$(101,149)

Basic and diluted loss from continuing operations per share:
As reported	$(1.10)	$(8.14)	$(19.53)
Pro forma	$(1.23)	$(9.89)	$(21.29)
Basic and diluted weighted-average outstanding common shares	9,216,778	5,181,683	4,750,301

	Years Ended September 30,
	2004	2003	2002
Net income (loss), as reported	$173,980	$(84,757)	$(996,617)
Add: stock based compensation expense included in determination of net loss	666	650	769
Less: stock-based compensation expense determined under the fair value based method	(1,830)	(9,698)	(9,138)

Pro forma net income (loss)	$172,816	$(93,805)	$(1,004,986)

Basic and diluted earnings (loss) per share:
As reported	$18.88	$(16.36)	$(209.80)
Pro forma	$18.75	$(18.10)	$(211.56)
Basic and diluted weighted-average outstanding common shares	9,216,778	5,181,683	4,750,301

(r) Asset Retirement Obligations

     The Company’s network is primarily located on leased property and the Company has certain legal obligations, principally related to its tower leases, which fall within the scope of SFAS No. 143, “Accounting for Asset Retirement Obligations”. These legal obligations upon lease termination primarily include certain obligations to remediate leased tower space and land on which the Company’s network equipment is located. In addition, the Company has leases related to switch site, retail and administrative locations subject to the provisions of SFAS No. 143.

(4) Sprint Agreements

     Under our agreements with Sprint, Sprint is obligated to provide the Company with significant support services such as billing, collections, long distance, customer care, network operations support, inventory logistics support, use of Sprint brand names, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue and expense when Sprint’s and Sprint’s network partners’ wireless subscribers incur minutes of use in the Company’s territories and when the Company’s subscribers incur minutes of use in Sprint and other Sprint network partners’ PCS territories. These transactions are recorded as roaming revenue, cost of service and roaming, cost of equipment, and selling and marketing expense in the accompanying consolidated statements of operations. Cost of service and roaming transactions include an 8% affiliation fee, long distance charges, roaming expense and costs of service such as billing, collections, customer service and pass-through expenses. Cost of equipment transactions relate to inventory purchased by the Company from Sprint under the Sprint agreements. Selling and marketing transactions relate to subsidized costs on handsets and commissions paid by the Company under Sprint’s national distribution programs.

     Although the Company acknowledges its responsibility for all of its internal controls, the Company relies upon Sprint as a service provider to provide accurate information for the settlement of revenue and certain expense items. The Company makes estimates used in connection with the preparation of financial statements based on the financial and statistical information provided by Sprint. Inaccurate or incomplete data from Sprint in connection with the services provided to the Company by Sprint could have a material adverse effect on the Company’s financial position, results of operations or cash flow.

     Amounts recorded relating to the Sprint agreements for the years ended September 30, 2004, 2003 and 2002 are as follows (dollars in thousands):

	Years Ended September 30,
	2004	2003	2002
Amounts included in the Consolidated Statements of Operations:
Roaming revenue	$66,950	$63,798	$70,002

Cost of service and roaming:
Roaming	$51,797	$50,383	$52,746
Customer service	22,596	40,014	40,454
Affiliation fees	19,208	18,358	15,815
Long distance	13,061	12,485	13,846
Other	2,523	1,902	2,115

Total cost of service and roaming	$109,185	$123,142	$124,976

Cost of equipment	$31,409	$18,051	$23,662

Selling and marketing	$12,937	$12,440	$21,728

	As of
	September 30,
	2004	2003
Amounts included in the Consolidated Balance Sheets:
Receivable from Sprint	$23,601	$15,809
Payable to Sprint	40,879	45,069

     As of September 10, 2004 (effective August 1, 2004), we entered into amendments to our management and services agreements that govern our relationship with Sprint PCS. These amendments provide for fixed rates for back office services provided to us by Sprint PCS and a fixed reciprocal roaming rate through December 31, 2006.

     Our amended agreements with Sprint PCS establish fixed per subscriber costs for services we purchase from Sprint PCS through December 31, 2006. The amendments create a new “CCPU fee”, which consolidates numerous fees for back office services such as billing and customer care that were previously settled separately. The CCPU fee has been set at $7.25 per subscriber per month through December 31, 2004, $7.00 per subscriber per month from January 1, 2005 through December 31, 2006; in each case multiplied by the average number of subscribers in our service area. The amendments also create a new “CPGA fee,” which consolidates numerous subscriber activation fees that were previously settled separately. The CPGA fee will be $23.00 per activation through December 31, 2006.

     The amendments also establish a fixed reciprocal roaming rate with Sprint PCS through December 31, 2006 of $0.058 per minute for voice minutes and $0.0020 per kilobit for data. After December 31, 2006, the reciprocal voice and data roaming rates will be based on a predetermined formula.

     In conjunction with the amendments to our management and services agreement with Sprint PCS, we agreed to resolve all historical disputes, including previously disputed charges between us and Sprint PCS. In conjunction with this resolution, we paid Sprint PCS $6.8 million in September 2004 and recorded an adjustment to reduce cost of service and roaming by approximately $11.7 million in the fourth fiscal quarter of 2004.

     During the year ended September 30, 2004, the Company recorded $2.4 million in special settlement credits from Sprint as a reduction of cost of service and roaming, consisting of $1.2 million resulting from Sprint’s decision to discontinue their billing system conversion and $1.2 million relating to the settlement of the bad debt profile for certain subscribers.

     During the year ended September 30, 2003, the Company recorded $3.6 million in special settlement credits from Sprint as a reduction of cost of service and roaming and $3.7 million as an increase in revenue.

     Sprint estimates monthly service charges at the beginning of each calendar year. At the end of each year, Sprint calculates the actual costs to provide these services for its network partners and requires a final settlement for the calendar year against the charges actually paid. If the costs to provide these services are less than the amounts paid by Sprint’s network partners, Sprint issues a credit for these amounts. If the costs to provide the services are more than the amounts paid by Sprint’s network partners, Sprint charges the network partners for these amounts. During the fiscal years ended September 30, 2004 and 2003, the Company received credits from Sprint for $2.6 million and $1.3 million, respectively, which were recorded as a reduction to cost of service and roaming.

     The Sprint Agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. The Company believes it was in compliance in all material respects with these requirements as of September 30, 2004.

(5) Property and Equipment

     Property and equipment as of September 30, 2004 and 2003 consists of the following (dollars in thousands):

	2004	2003
Network assets	$301,049	$288,399
Computer equipment	7,759	6,712
Furniture, fixtures, and office equipment	12,301	12,069
Construction in progress	944	876

Total property and equipment	322,053	308,056
Less accumulated depreciation and amortization	(177,729)	(129,986)

Total property and equipment, net	$144,324	$178,070

     Interest capitalized for the years ended September 30, 2004, 2003 and 2002 totaled $0.1 million, $0.2 million, and $2.1 million, respectively.

(6) Long-Term Debt

     Long-term debt consists of the following at September 30, 2004 and 2003 (dollars in thousands):

	2004	2003
Credit facility, net of unaccreted discount of $0 and $178, respectively	$131,200	$151,297
9 3/8% notes, net of unaccreted discount of $22,378	136,657	—
13.5% notes, net of unamortized discount and accrued interest of $56 and $47,013, respectively	1,739	252,987

	2004	2003
Total long-term debt	269,596	404,284
Current maturities of long-term debt	(21,200)	(17,775)

Long-term debt, excluding current maturities	$248,396	$386,509

     As of September 30, 2004, future scheduled principal payments under indebtedness for the next five years and thereafter are as follows (dollars in thousands):

	Credit
Years Ending September 30,	Facility	Notes	Total
2005	$21,200	$—	$21,200
2006	30,107	—	30,107
2007	39,893	—	39,893
2008	40,000	—	40,000
2009	—	160,830	160,830

Total future principal payments on long-term debt	131,200	160,830	292,030
Less amount representing unaccreted discounts	—	(22,434)	(22,434)

Total future principal payments on long-term debt, net of unaccreted discounts	131,200	138,396	269,596
Less current maturities	(21,200)	—	(21,200)

Long-term debt, excluding current maturities	$110,000	$138,396	$248,396

Credit Facility

     On August 16, 1999, the Company entered into a $153.5 million senior credit facility. The credit facility provides for (i) a $13.5 million senior secured term loan (the “Tranche I Term Loan”) which matures on June 6, 2007, and (ii) a $140.0 million senior secured term loan (the “Tranche II Term Loan”) which matures on September 30, 2008. Mandatory quarterly payments of principal are required beginning December 31, 2002 for the Tranche I Term Loan and March 31, 2004 for the Tranche II Term Loan payments initially in the amount of 3.75% of the loan balance then outstanding and increasing thereafter. A commitment fee of 1.50% on unused borrowings under the credit facility is payable quarterly and included in interest expense. No commitment fees were paid for the year ended September 30, 2004. For the years ended September 30, 2003, and 2002, commitment fees paid totaled $0.1 million, and $0.6 million, respectively. No amounts remain available for borrowing under the credit facility as of September 30, 2004. The credit facility is secured by all the assets of the Company and its restricted subsidiaries. In connection with this financing, the Company issued Lucent Technologies, in its capacity as administrative agent and manager, warrants to purchase 27,807 shares of common stock that were exercisable upon issuance. Additionally, the Company incurred origination fees and expenses of $5.0 million, which have been recorded as financing costs and are amortized to interest expense using the straight-line method over the life of the agreement. The interest rate for the credit facility is determined on a margin above either the prime lending rate in the United States or the London Interbank Offer Rate. At September 30, 2004 and 2003, the weighted average interest rate on outstanding borrowings was 5.69% and 5.05%, respectively.

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

     The Company amended the credit facility on November 30, 2003. Certain changes were effective for periods ended December 31, 2003 and were used in determining compliance with financial covenants for periods ended December 31, 2003 and thereafter. These changes include (i) changes to the definition of Bank EBITDA to provide that, among other things, in determining Bank EBITDA, certain additional items will be added back to our consolidated net income or loss (to the extent deducted in determining such income or loss), including any charges incurred in connection with the Restructuring, up to $2.0 million per year to pursue claims against, or dispute claims by, Sprint; up to $5.0 million in start-up costs in connection with any outsourcing billing and customer care services, and (ii) calculating the ratio of total debt to Bank EBITDA and senior secured debt to Bank EBITDA based on the four most recent fiscal quarters, rather than the last two quarters annualized.

     Other significant changes made included: (i) deleting the minimum subscriber covenant, (ii) revising the threshold requirements for minimum revenues and most of the ratios that we are required to maintain; (iii) providing the Company the ability to incur certain other limited indebtedness and related liens; make certain limited investments and form subsidiaries under limited circumstances that are not subject to certain restrictive covenants contained in the credit facility or required to guarantee the credit facility and (iv) permitting the Company to repurchase, at a discount, the 13.5% notes or the 9 3/8% notes from our cash on hand in an aggregate amount not to exceed $25 million in value of those notes, provided that we at the same time incur an equal amount of permitted subordinated indebtedness.

     The amendment did not affect any of the other provisions of the credit facility, including those which restrict the Company’s ability to merge, consolidate or sell substantially all of its assets. In connection with the amendment, the Company agreed to prepay $10.0 million in principal under the credit facility, which was credited against principal payments otherwise due in 2004 and 2005 in the amount of $7.5 million and $2.5 million, respectively. As of September 30, 2004, the Company was in compliance in all material respects with covenants contained in the credit facility, as amended.

     As described in Note 13, the Company repaid and terminated the credit facility on October 25, 2004.

Notes

     On September 30, 1999, the Company received proceeds of $156.1 million from the issuance of the 13.5% notes, which consisted of 300,000 units, each unit consisting of $1,000 principal amount at maturity of 13.5% senior subordinated discount notes due 2009 and one warrant to purchase 0.43 shares of common stock at a price of $0.05 per share. The accreted value outstanding as of September 30, 2004 of the 13.5% notes was $1.7 million. The Company incurred expenses, underwriting discounts and commissions of $6.6 million related to the 13.5% notes, which were recorded as financing costs and amortized to interest expense using the straight-line method, over the life of the agreement. As of September 30, 2004, the Company was in compliance in all material respects with all remaining covenants governing the 13.5% notes.

     The Company completed a financial restructuring on February 20, 2004 (the “Recapitalization Plan” or “Restructuring”) consisting of:

•	The exchange of $298.2 million of outstanding 13.5% senior subordinated discount due 2009 for (i) newly issued shares of common stock representing 56% of the shares of common stock issued and outstanding immediately after the Recapitalization Plan and (ii) $159.0 million aggregate principal amount of newly issued 9 3/8% senior subordinated notes due 2009; and

•	The removal of substantially all of the restrictive covenants in the indenture governing the 13.5% notes, release of collateral that secured the Company’s obligations thereunder and waiver of any defaults that occurred in connection with the Recapitalization.

     The $298.2 million of 13.5% notes exchanged constituted 99.4% of the 13.5% notes outstanding. In the Recapitalization, each tendering holder of the Company’s 13.5% notes received, for each $1,000 of aggregate principal amount due at maturity tender, 22.0277 shares of the Company’s common stock, $533.33 in principal amount of the Company’s 9 3/8% notes and cash resulting from the elimination of any fractional shares and fractional notes.

     The exchange offer comprising the Recapitalization Plan was settled on February 20, 2004.

     The following summarizes the accounting related to certain key provisions of the Recapitalization Plan as it relates to the Company’s consolidated financial statements as of and for the year ended September 30, 2004. The 13.5% notes with a net carrying value of $264.9 million and related unamortized financing costs of $3.8 million as of February 13, 2004 were exchanged for 9 3/8% notes with a principal balance of $159.0 million and 6,568,706 shares of common stock, valued at $126.8 million as of February 13, 2004, based upon a closing common stock market price of $19.30 on that date.

     The financial restructuring was accounted for as a troubled debt restructuring in accordance with SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings” and EITF 02-4, “Determining Whether a Debtors Modification or Exchange of Debt is within the scope of FASB Statement No. 15.” Based on the terms of the Recapitalization Plan, no gain on the transaction was recognized since total future cash payments, including interest, exceeded the remaining carrying amount of the 13.5% notes after reducing the 13.5% notes by the fair value of the common stock issued in the restructuring. The difference of approximately $24.7 million between the principal value of the 9 3/8% notes and the carrying value of the 13.5% notes will be amortized as interest expense over the term of the 9 3/8% notes under the effective interest method. The 9 3/8% notes have a stated rate with interest due July and January of each year, which began on July 1, 2004. As of September 30, 2004, the carrying value of the 9 3/8% notes was approximately $136.7 million, with an effective interest rate of approximately 13.3%.

     Transaction costs of $3.0 million and $3.3 million incurred during the years ended September 30, 2003 and September 30, 2004, respectively, were allocated to the debt and were expensed as incurred. Equity issuance costs of $4.8 million were recorded to additional paid in capital.

     The 9 3/8% notes are secured, on a second-priority basis, by liens on substantially all of the Company’s existing and after-acquired assets. The 9 3/8% notes contain covenants, subject to certain exceptions, that prohibit the Company’s ability to, among other things: incur more debt; create liens; repurchase stock and make certain investments; pay dividends; make loans or transfer property or assets; enter into sale and leaseback transactions, transfer or dispose of substantially all of the Company’s assets; or engage in transactions with affiliates. If the Company undergoes a change of control (as defined in the indenture that governs the 9 3/8% notes), then it must make an offer to repurchase the 9 3/8% notes at 101% of the principal amount of the notes then outstanding. As of September 30, 2004, the Company was in compliance in all material respects with all covenants governing the 9 3/8% notes.

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

	September 30, 2004		September 30, 2003
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$13,453	$13,453	$54,078	$54,078
Short-term investment securities	55,000	55,000	—	—
Accounts receivable, net	20,329	20,329	26,994	26,994
Receivable from Sprint	23,601	23,601	15,809	15,809
Accounts payable	2,128	2,128	5,945	5,945
Accrued expenses	18,967	18,967	12,104	12,104
Payable to Sprint	40,879	40,879	45,069	45,069
Credit facility	131,200	131,200	151,297	147,688
13.5% notes	1,739	1,773	252,987	227,813
9 3/8% notes	136,657	155,854	—	—

(a) Cash and cash equivalents, short-term investment securities, accounts receivable net, receivable from Sprint, accounts payable, accrued expenses and payable to Sprint.

     Management believes that the carrying amounts of these items are reasonable estimates of their fair value due to the short-term nature of the instruments.

(b) Credit facility and 13.5% notes.

     At September 30, 2004, management estimated the fair value of the credit facility based upon the principal amount repaid. As described in Note 13, the credit facility was repaid on October 25, 2004.

     At September 30, 2003, as there was no active market for the credit facility, management estimated the fair value of the credit facility based upon the Company’s analysis and discussions with individuals knowledgeable about such matters.

     At September 30, 2003 and 2004, the fair value of the 13.5% notes was estimated at quoted market price. The balance of the 13.5% notes was redeemed on December 9, 2004 at a 106.75% premium.

(c) 9 3/8% notes.

     The fair value of the 9 3/8% notes are stated at quoted market price.

(8) Stockholders’ Deficit

(a) Common Stock Purchase Warrants

     In June 2000, the Company issued stock purchase warrants to Lucent Technologies. The exercise price of the warrants equals 120% of the price of one share of common stock at the closing of the initial public offering, or $102.00 per share, and the warrants were exercisable for an aggregate of 2,035 shares of the Company’s common stock. These warrants expired on August 15, 2004. The Company recorded a discount on the credit facility of $0.3 million, which represented the fair value of the warrants on the date of grant using a Black-Scholes option pricing model. The discount was recognized as interest expense over the period from the date of issuance to maturity using the effective interest method.

     On September 30, 1999, as part of offering the 13.5% notes, the Company issued warrants to purchase 0.43 shares of common stock for each unit at a price of $0.05 per share. In January 2000, the Company’s registration statement on Form S-1 relating to warrants to purchase 128,880 shares of common stock issued together, as units, with the Company’s $300 million of 13.5% senior subordinated discount notes due 2009, was declared effective by the Securities and Exchange Commission. The Company allocated $10.9 million of the proceeds from the units offering to the fair value of the warrants and recorded an original issue discount on the notes, which is recognized as interest expense over the period from issuance to the maturity date using the effective interest method. For the years ended September 30, 2004, 2003, and 2002, accretion of the discount from the warrants totaling $0.4 million, $1.0 million, and $0.9 million, respectively, was recorded as interest expense. The warrants became exercisable beginning upon the effective date of the registration statement registering such warrants, for an aggregate of 128,880 shares of common stock, and expire October 1, 2009. As of September 30, 2004, warrants representing 3,708 shares of common stock were outstanding. These warrants require liability classification measured at fair value. The fair value of the warrants at September 30, 2004 and 2003 was $0.1 million.

     As part of the acquisition of iPCS, the Company assumed warrants previously issued by iPCS in connection with the iPCS notes. The warrant holders may purchase 95,070 shares of the Company’s common stock with an exercise price of $172.55 per share all of which were outstanding as of September 30, 2004. The warrants related to the iPCS notes became exercisable on July 15, 2001 for a period of ten years after the date of issuance. These warrants require liability classification measured at fair value. The fair value of the warrants at September 30, 2004 was $1.5 million and $0.8 million at September 30, 2003.

     The Company assumed warrants on 36,717 shares of the Company’s common stock previously issued by iPCS in connection with iPCS’ amendment of its management agreement with Sprint with an exercise price of $155.30 per share all of which were outstanding as of September 30, 2004. The warrants related to the Sprint Agreements were issued as a part of an amendment to the management agreement iPCS had with Sprint in connection with iPCS’ purchase of Sprint owned PCS territories in Michigan, Iowa and Nebraska and became exercisable by Sprint on July 15, 2001 and expire on July 15, 2007.

     The following is a summary of the aggregate common stock share activity relating to the Company’s warrants for the three years ended September 30, 2004:

			iPCS	iPCS
	Lucent	13.5% Note	Note	Sprint
	Warrants	Warrants	Warrants	Warrants
	June 2000	September 1999	July 2000	July 2000	Total
Balance September 30, 2001	2,035	11,034	—	—	13,069
Warrants assumed upon acquisition of iPCS	—	—	95,070	36,717	131,787
Shares issued upon exercise of warrants	—	(3,000)	—	—	(3,000)

Balance September 30, 2002	2,035	8,034	95,070	36,717	141,856
Shares issued upon exercise of warrants	—	(4,296)	—	—	(4,296)

Balance September 30, 2003	2,035	3,738	95,070	36,717	137,560
Shares issued upon exercise of warrants	—	(30)	—	—	(30)
Shares expired	(2,035)	—	—	—	(2,035)

Balance September 30, 2004	—	3,708	95,070	36,717	135,495

(b) Stock Compensation and Benefit Plans

     In July 1999, the Board of Directors approved the 1999 Stock Option Plan (“1999 Plan”), a stock option plan whereby shares of common stock were reserved for issuance to employees. Options granted under the plan vest at various terms up to a five-year period beginning at the grant date and expire ten years from the date of grant. Initially, 400,000 shares were reserved for issuance under the 1999 Plan. Upon adoption of the Company’s Amended and Restated 2002 Long-Term Incentive Plan, future grants of options under the 1999 Plan were prohibited. The 1999 Plan will continue to operate with respect to previously granted options. At September 30, 2004, there were 41,273 shares remaining reserved under the 1999 Plan to cover exercises of previously granted options.

     In December 2001, the Board of Directors approved the Amended and Restated 2000 Long-Term Incentive Plan (“2000 Plan”). Options granted under the plan vest on such terms as determined by the Company’s compensation committee and expire ten years from the date of grant. Initially 300,000 shares were reserved for issuance under the 2000 Plan. Upon adoption of the Company’s Amended and Restated 2002 Long-Term Incentive Plan, future awards under the 2000 Plan were prohibited. The 2000 Plan will continue to operate with respect to previously granted options. At September 30, 2004, there were 43,876 shares remaining reserved under the 2000 Plan to cover exercises of previously granted options.

     In January 2001, the Board of Directors approved the 2001 Non-Executive Stock Option Plan (“2001 Non-Executive Plan”). Options granted under the plan vest ratably over a four-year period beginning at the grant date and expire ten years from the date of grant. Initially, 30,000 shares were reserved for issuance under the 2001 Non-Executive Plan. Upon adoption of the Company’s Amended and Restated 2002 Long-Term Incentive Plan, future grants of options under the 2001 Non-Executive Plan were prohibited. The 2001 Non-Executive Plan will continue to operate with respect to previously granted options. At September 30, 2004, there were 7,507 shares remaining reserved under the 2001 Non-Executive Plan to cover exercises of previously granted options.

     In March 2004, the Board of Directors approved the AirGate PCS, Inc. Amended and Restated 2002 Long-Term Incentive Plan (the “2002 Plan”), under which 1,205,000 shares of Company common stock were reserved for issuance to select employees and officers, directors and consultants of the Company. Options granted under the 2002 Plan vest on such terms as determined by the Company’s compensation committee (generally ratably over four years), and expire ten years after the date of grant. The right to grant awards under the 1999 Plan, the 2000 Plan, and the 2001 Non-Executive Plan were terminated upon approval of the 2002 Plan. Shares reserved under the 2002 Plan for outstanding grants at September 30, 2004 were 567,226, including 441,220 stock options and 126,006 restricted stock units discussed below.

     The weighted-average grant date fair value of stock option grants for the years ended September 30, 2004, 2003, and 2002 was $12.98, $2.65, and $131.50, respectively. The fair value of stock options granted was estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended
	September 30,
	2004	2003	2002
Risk-free interest return	3.5%	3.5%	2.3%
Volatility	132.0%	112.0%	180.0%
Dividend yield	0%	0%	0%
Expected life in years	4	4	4

     The following table summarizes activity under the Company’s stock option plans:

	Number of	Weighted-average
	Options	Exercise Price
Options outstanding as of September 30, 2001	291,387	$186.15
Options assumed in acquisition of iPCS	95,613	159.95
Granted	127,537	137.25
Exercised	(6,711)	134.30
Forfeited	(55,874)	176.50

Options outstanding as of September 30, 2002	451,952	169.75
Granted	94,300	3.60
Forfeited	(290,838)	182.35

Options outstanding as of September 30, 2003	255,414	91.59
Granted	379,850	15.51
Exercised	(10,350)	3.58
Forfeited	(91,038)	86.25

Options outstanding as of September 30, 2004	533,876	$40.08

     The Company’s stock option plans have total authorized shares of approximately 1,297,656. The number of shares of the Company’s common stock available for future grant under the Company’s stock option plans was 624,424 as of September 30, 2004.

     The following table summarizes information for stock options outstanding and exercisable at September 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(in Years)	Price	Exercisable	Price
$1.30-$4.10	55,225	8.24	$3.72	14,817	$3.44
$4.35-$13.75	13,868	8.09	$6.19	5,368	$5.50
$14.24-$14.24	75,000	9.86	$14.24	—	—
$15.93-$15.93	288,050	9.52	$15.93	—	—
$44.65-$172.60	70,098	5.16	$114.56	64,224	$118.35
$178.15-$260.00	28,653	6.00	$222.19	24,245	$221.17
$270.00-$270.00	342	7.19	$270.00	272	$270.00
279.50-279.50	310	7.07	$279.50	195	$279.50
$286.05-$286.05	1,330	6.83	$286.05	1,000	$286.05
$492.50-$492.50	1,000	5.44	$492.50	1,000	$492.50

$1.30-$492.70	533,876	8.62	$40.08	111,121	$125.54

     As of September 30, 2003, 112,291 options were exercisable with a weighted average exercise price of $146.90. As of September 30, 2002, 170,969 options were exercisable with a weighted average exercise price of $172.95.

     In January 2001, the Board of Directors approved the 2001 Employee Stock Purchase Plan (the “ESPP”), under which 40,000 shares of common stock were reserved for purchase. The ESPP was approved by stockholders and became effective January 31, 2001. The ESPP allows employees to make voluntary payroll contributions towards the purchase of Company common stock. At the end of each offering period, participating employees are able to purchase company common stock at a 15% discount to the market price of the Company’s common stock at the beginning or end of the offering period, whichever is lower. As of December 31, 2002, the end of the most recent offering period, 25,345 shares of common stock had been issued under the ESPP, and 14,655 shares remain reserved for future issuance.

     During the fiscal year ended September 30, 2004, the Company issued 130,006 restricted stock units to select employees and directors of the Company. The restrictions on the stock units lapse one to three years from the date of issuance if certain criteria are met. When the restrictions on the stock units lapse, shares of common stock will be issued. The restricted stock units qualify for variable accounting under APB Opinion No. 25 and FASB Interpretation 28. The Company recorded compensation expense of $0.3 million related to these restricted stock units during the year ended September 30, 2004. As of September 30, 2004, 126,006 restricted stock units were outstanding.

(c) Preferred Stock

     The Company’s articles of incorporation authorize the Company’s Board of Directors to issue up to one million shares of preferred stock without stockholder approval. The Company has not issued any preferred stock as of September 30, 2004.

(d) Non-Cash Stock Compensation

     The Company’s non-cash stock compensation expense has been recorded to reflect the difference between the exercise price and the fair market value of the Company’s common stock and restricted stock at the date of grant. The expense is recognized over the period in which the related services are rendered. The amounts below have been reflected in the respective categories shown below in the Consolidated Statements of Operations for the years ending September 30, 2004, 2003, and 2002 (dollars in thousands):

	2004	2003	2002
Cost of service and roaming	$153	$154	$168
Selling and marketing	130	89	89
General and administrative	383	407	512

Total	$666	$650	$769

(e) 401(k) Plan

     The Company sponsors a 401(k) defined contribution plan that is available to substantially all employees. Employer contributions to the plan for the years ended September 30, 2004, 2003, and 2002 were $0.6 million, $0.6 million, and $0.5 million, respectively.

(9) Income Taxes

     The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future and any increase or decrease in the valuation allowance for deferred income tax assets.

     Income tax benefit from continuing operations for the years ended September 30, 2004, 2003, and 2002 differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 34% to loss before income tax benefit as a result of the following (dollars in thousands):

	Years Ended September 30,
	2004	2003	2002
Computed “expected” income tax benefit from continuing operations	$(3,446)	$(14,343)	$(31,545)
(Increase) decrease in income tax benefit resulting from:
Impact of debt restructuring	39,858	—	—
State income tax benefits, net of Federal effect	(405)	(1,687)	(3,711)
Increase (decrease) in the valuation allowance for deferred income tax assets	(37,054)	13,467	32,609
Nondeductible interest expense	777	1,929	1,502
Other, net	270	634	1,145

Total income tax benefit	$—	$—	$—

     Differences between financial accounting and tax bases of assets and liabilities giving rise to deferred income tax assets and liabilities are as follows at September 30, 2004 and 2003 (dollars in thousands):

	2004	2003
Deferred income tax assets:
Net operating loss carryforwards	$109,621	$109,379
Capitalized start-up costs	192	1,341
Accrued expenses	275	2,580
Deferred interest expense	—	34,107

Gross deferred income tax assets	110,088	147,407
Less valuation allowance for deferred income tax assets	(90,481)	(127,535)

Net deferred income tax assets	19,607	19,872
Deferred income tax liabilities, principally due to differences in depreciation and amortization	(13,184)	(19,872)
Deferred loss on restructuring	(6,423)	—

Net deferred income tax assets	$—	$—

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

     The valuation allowance for deferred income tax assets as of September 30, 2004 and 2003 was $90.4 million and $127.5 million, respectively. The net change in the total valuation allowance for the years ended September 30, 2004, 2003, and 2002 was a decrease of $37.1 million and increases of $13.5 million, and $32.6 million, respectively.

     At September 30, 2004 the Company has net operating loss carryforwards for federal income tax purposes of approximately $288 million. The net operating loss will expire in various amounts beginning in the year 2019.

     The non-monetary gain on the disposal of discontinued operations recorded during the quarter ended December 31, 2003 did not impact the Company’s net operating loss carryforwards as the disposition resulted in a non-deductible loss for tax purposes. As a result of the Company’s Recapitalization, the Company’s existing net operating losses (“NOLs”) will be subject to annual limitations as required by Section 382 of the Internal Revenue Code of 1986, as amended. The Company estimates that it had NOLs of approximately $288 million through the date of restructuring. The Company estimates that the annual limitation associated with these NOLs (as imposed by Internal Revenue Code Section 382) is approximately $4.5 million. The limitation imposed by Section 382 may serve to render a portion of the Company’s NOLs useless.

     The net operating loss carryforwards include deductions of approximately $11.4 million related to the exercise of stock options, which will be credited to additional paid in capital if recognized.

(10) Commitments and Contingencies

(a) Operating Leases

     The Company is obligated under non-cancelable operating lease agreements for office space, cell sites, vehicles and office equipment. Future minimum annual lease payments under non-cancelable operating lease agreements with remaining terms greater than one year for the next five years and in the aggregate as of September 30, 2004, are as follows (dollars in thousands):

Years Ending
September 30,
2005	$16,895
2006	12,764
2007	10,812
2008	9,770
2009	8,905
Thereafter	29,813

Total future minimum annual lease payments	$88,959

     Rent expense for operating leases was $20.5 million, $19.4 million, and $19.1 million for the years ended September 30, 2004, 2003, and 2002, respectively.

(b) Legal Matters

AirGate Securities Litigation

     In May 2002, putative class action complaints were filed in the United States District Court for the Northern District of Georgia against AirGate PCS, Inc., Thomas M. Dougherty, Barbara L. Blackford, Alan B. Catherall, Credit Suisse First Boston, Lehman Brothers, UBS Warburg LLC, William Blair & Company, Thomas Wiesel Partners LLC and TD Securities. The complaints do not specify an amount or range of damages that the plaintiffs are seeking. The complaints seek class certification and allege that the prospectus used in connection with the secondary offering of Company stock by certain former iPCS stockholders on December 18, 2001 contained materially false and misleading statements and omitted material information necessary to make the statements in the prospectus not false and misleading. The alleged omissions included (i) failure to disclose that in order to complete an effective integration of iPCS, drastic changes would have to be made to the Company’s distribution channels, (ii) failure to disclose that the sales force in the acquired iPCS markets would require extensive restructuring and (iii) failure to disclose that the “churn” or “turnover” rate for subscribers would increase as a result of an increase in the amount of sub-prime credit quality subscribers the Company added from its merger with iPCS. On July 15, 2002, certain plaintiffs and their counsel filed a motion seeking appointment as lead plaintiffs and lead counsel. Subsequently, the court denied this motion without prejudice and two of the plaintiffs and their counsel filed a renewed motion seeking appointment as lead plaintiffs and lead counsel. On September 12, 2003, the court again denied the motion without prejudice and on December 2, 2003, certain plaintiffs and their counsel filed a modified renewed motion seeking appointment as lead plantiffs and lead counsel. On August 17, 2004 the court granted the plaintiff’s motion.

     Pursuant to a consent scheduling order agreed to by the parties, lead plaintiffs filed a consolidated amended class action complaint on October 15, 2004 (the “Consolidated Complaint”). As did the original complaints filed in these actions, the Consolidated Complaint alleges that the Company’s registration statement and prospectus relating to the December 2001 offering misrepresented and/or omitted adverse facts regarding the anticipated effects of the Company’s acquisition of iPCS. The Consolidated Complaint also asserts that the registration statement/prospectus was false and misleading in certain other respects not previously alleged. The legal claims asserted in the Consolidated Complaint remain the same as those in the original complaints, i.e., the registration statement/prospectus violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. In addition, the class that lead plaintiffs seek to represent remains the same, and the named defendants remain the same.

     Defendants’ responses to the Consolidated Complaint are due on or before December 17, 2004. In the event that any defendant moves to dismiss, lead plaintiffs are to serve their opposition by January 21, 2005, and defendants’ reply briefs are due on or before February 22, 2005. No further dates have been set in the case.

iPCS Bankruptcy

     On February 23, 2003, iPCS and its two subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc. (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During the bankruptcy cases, iPCS filed a motion and obtained an order authorizing it to assume a management agreement between iPCS, AirGate PCS and AirGate Services Co., as amended. The Company subsequently filed an administrative expense priority claim for amounts that the Company contends are owed by the Debtors under the assumed management agreement. The claim is for amounts that the Company is or might be liable to certain third party vendors for goods and services provided by such vendors to or for the benefit of the Debtors. In their disclosure statement, the Debtors indicated that they might seek to defend against the claim by arguing, among other things, that the Company has failed to disgorge an alleged preferential transfer in the amount of $3,079,311.41 and that the Company, its affiliates, officers, and directors may be subject to claims of the Debtors for mismanagement, breach of fiduciary duties, officer and director liability, and similar claims. iPCS has not yet named the Company as a defendant in a preference action. The parties are currently engaged in settlement discussions in an effort to resolve all of the disputes between them in advance of the January 2005 hearing on the Company’s claim.

Indemnity under Sprint Management Agreement

     As part of our management agreement with Sprint, we have agreed to indemnify Sprint and related parties of Sprint against any and all claims arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in our management agreement or any other agreement between us and Sprint, the actions or the failure to act of anyone employed or hired by us in the performance of any work under the management agreement, except we will not indemnify Sprint for any claims arising solely from the negligence or willful misconduct of Sprint.

     We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. While management currently believes that resolving all of these matters (including all matters discussed above), individually or in the aggregate, will not have a material adverse impact on our liquidity, financial condition or results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management’s view may change in the future. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on our liquidity, financial condition and results of operation.

(11) Selected Quarterly Financial Data (Unaudited)

     (dollars in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)	Total
Year ended September 30, 2004:
Total revenue	$81,503	$78,036	$86,038	$91,531	$337,108
Operating income	49	1,270	8,217	15,867	25,403
Income (loss) from continuing operations	(11,110)	(9,876)	2,175	8,676	(10,135)
Income from discontinued operations	184,115	—	—	—	184,115
Net income (loss)	173,005	(9,876)	2,175	8,676	173,980
Earnings (loss) per share — basic and diluted
Income (loss) from continuing operations	(2.14)	(1.21)	0.18	0.74	(1.10)
Income from discontinued operations	35.46	—	—	—	19.98
Net income (loss)	33.32	(1.21)	0.18	0.74	18.88
Year ended September 30, 2003:
Total revenue	$81,865	$76,980	$83,186	$89,317	$331,348
Operating income (loss)	(9,233)	3,474	2,485	3,607	333
Loss from continuing operations	(19,427)	(6,698)	(8,247)	(7,814)	(42,186)
Loss from discontinued operations	(28,247)	(14,324)	—	—	(42,571)
Net loss	(47,674)	(21,022)	(8,247)	(7,814)	(84,757)
Loss per share — basic and diluted
Loss from continuing operations	(3.77)	(1.29)	(1.60)	(1.51)	(8.14)
Loss from discontinued operations	(5.48)	(2.76)	—	—	(8.22)
Net loss	(9.25)	(4.05)	(1.60)	(1.51)	(16.36)

(1) During the fourth quarter of the year ended September 30, 2004, the Company recorded an adjustment to reduce cost of service and roaming by approximately $11.7 million related to the settlement of previously disputed charges between us and Sprint PCS. See note 4 to the consolidated financial statements for further discussion on this and other settlements with Sprint

(12)	Condensed Consolidating Financial Information

     AGW Leasing Company, Inc. (“AGW”) is a wholly-owned restricted subsidiary of the Company. AGW has fully and unconditionally guaranteed the notes and the credit facility. AGW was formed to hold the real estate interests for the Company’s PCS network and retail operations. AGW also was a registrant under the Company’s registration statement declared effective by the Securities and Exchange Commission on September 27, 1999.

     AirGate Network Services LLC (“ANS”) is a wholly-owned restricted subsidiary of the Company. ANS has fully and unconditionally guaranteed the notes and the credit facility. ANS was formed to provide construction management services for the Company’s PCS network.

     AirGate Service Company, Inc. (“Service Co”) is a wholly-owned restricted subsidiary of the Company. Service Co has fully and unconditionally guaranteed the notes and the credit facility. Service Co was formed to provide management services to the Company and iPCS.

     The condensed consolidating financial information for the Company as of September 30, 2004 and for the year ended September 30, 2004 is as follows (dollars in thousands):

		AGW	AirGate	AirGate
		Leasing	Network	Service
	AirGate	Company,	Services,	Company,
	PCS, Inc.	Inc.	LLC	Inc.	Eliminations	Consolidated
Cash and cash equivalents	$13,456	$—	$(3)	$—	$—	$13,453
Short-term investment securities	55,000	—	—	—	—	55,000
Other current assets	109,154	—	529	—	(61,695)	47,988

Total current assets	177,610	—	526	—	(61,695)	116,441
Property and equipment, net	116,678	—	27,646	—	—	144,324
Other noncurrent assets	5,882	—	—	—	—	5,882

Total assets	$300,170	$—	$28,172	$—	$(61,695)	$266,647

Current liabilities	$92,592	$—	$61,384	$—	$(61,695)	$92,281
Intercompany	(129,365)	85,114	—	44,251	—	—
Long-term debt	248,396	—	—	—	—	248,396
Other long-term liabilities	6,262	—	—	—	—	6,262
Investment in subsidiaries	162,577	—	—	—	(162,577)	—

Total liabilities	380,462	85,114	61,384	44,251	(224,272)	346,939

Stockholders’ equity (deficit)	(80,292)	(85,114)	(33,212)	(44,251)	162,577	(80,292)

Total liabilities and stockholders’ equity (deficit)	$300,170	$—	$28,172	$—	$(61,695)	$266,647

Revenue	$337,108	$—	$—	$—	$—	$337,108
Cost of revenue	172,822	17,711	6	—	—	190,539
Selling and marketing	48,617	2,242	—	—	—	50,859
General and administrative	21,905	522	3	—	—	22,430
Depreciation and amortization	38,270	—	9,559	—	—	47,829
Loss on disposal of property and equipment	48	—	—	—	—	48

Total operating expenses	281,662	20,475	9,568		—	311,705

Operating income (loss)	55,446	(20,475)	(9,568)		—	25,403

Loss in subsidiaries	(29,968)	—	—	—	29,968	—
Interest expense, net	(35,613)	—	75	—	—	(35,538)

Income (loss) from continuing operations before income tax	(10,135)	(20,475)	(9,493)	—	29,968	(10,135)
Income tax	—	—	—	—	—	—

Income (loss) from continuing operations	(10,135)	(20,475)	(9,493)	—	29,968	(10,135)
Income from discontinued operations	184,115	—	—	—	—	184,115

Net income (loss)	$173,980	$(20,475)	$(9,493)	$—	$29,968	$173,980

		AGW	AirGate	AirGate
		Leasing	Network	Service
	AirGate	Company,	Services,	Company,
	PCS, Inc.	Inc.	LLC	Inc.	Eliminations	Consolidated
Operating activities	$(666)	$—	$261	$—	$—	$(405)
Investing activities	(13,819)	—	(264)	—	—	(14,083)
Financing activities	(26,137)	—	—	—	—	(26,137)

Increase (decrease) in cash and cash equivalents	(40,622)	—	(3)	—	—	(40,625)
Cash and cash equivalents at beginning of year	54,078	—	—	—	—	54,078

Cash and cash equivalents at end of year	$13,456	$—	$(3)	$—	$—	$13,453

     The condensed consolidating financial information for the Company as of September 30, 2003 and for the year ended September 30, 2003 is as follows (dollars in thousands):

		AGW	AirGate	AirGate
		Leasing	Network	Service
	AirGate	Company,	Services,	Company,
	PCS, Inc.	Inc.	LLC	Inc.	Eliminations	Consolidated
Cash and cash equivalents	$54,078	$—	$—	$—	$—	$54,078
Other current assets	108,136	—	529	—	(61,478)	47,187

Total current assets	162,214	—	529	—	(61,478)	101,265
Property and equipment, net	141,129	—	36,941	—	—	178,070
Other noncurrent assets	11,581	—	—	—	—	11,581

Total assets	$314,924	$—	$37,470	$—	$(61,478)	$290,916

Current liabilities	$89,036	$—	$61,189	$—	$(61,478)	$88,747
Intercompany	(108,890)	64,639	—	44,251	—	—
Long-term debt	386,509	—	—	—	—	386,509
Other long-term liabilities	8,542	—	—	—	—	8,542
Investment in subsidiaries	316,724	—	—	—	(132,609)	184,115

Total liabilities	691,921	64,639	61,189	44,251	(194,087)	667,913

Stockholders’ equity (deficit)	(376,997)	(64,639)	(23,719)	(44,251)	132,609	(376,997)

Total liabilities and stockholders’ equity (deficit)	$314,924	$—	$37,470	$—	$(61,478)	$290,916

Revenue	$331,348	$—	$—	$—	$—	$331,348
Cost of revenue	189,819	16,640	24	3,428	(1,024)	208,887
Selling and marketing	44,446	2,591	1	5,539	(808)	51,769
General and administrative	13,955	549	1	9,955	(1,113)	23,347
Depreciation and amortization	36,940	—	9,554	—	—	46,494
Loss on disposal of property and equipment	518	—	—	—	—	518

Total operating expenses	285,678	19,780	9,580	18,922	(2,945)	331,015

Operating income (loss)	45,670	(19,780)	(9,580)	(18,922)	2,945	333

Loss in subsidiaries	(45,158)	—	—	—	45,158	—
Interest expense, net	(42,698)	—	179	—	—	(42,519)

Income (loss) from continuing operations before income tax	(42,186)	(19,780)	(9,401)	(18,922)	48,103	(42,186)
Income tax	—	—	—	—	—	—

Income (loss) from continuing operations	(42,186)	(19,780)	(9,401)	(18,922)	48,103	(42,186)
Loss from discontinued operations	(42,571)	—	—	—	—	(42,571)

Net income (loss)	$(84,757)	$(19,780)	$(9,401)	$(18,922)	$48,103	$(84,757)

Operating activities	$50,299	$—	$(118)	$—	$—	$50,181
Investing activities	(16,023)	—	—	—	—	(16,023)
Financing activities	15,033	—	—	—	—	15,033

Increase (decrease) in cash and cash equivalents	49,309	—	(118)	—	—	49,191
Cash and cash equivalents at beginning of year	4,769	—	118	—	—	4,887

		AGW	AirGate	AirGate
		Leasing	Network	Service
	AirGate	Company,	Services,	Company,
	PCS, Inc.	Inc.	LLC	Inc.	Eliminations	Consolidated
Cash and cash equivalents at end of year	$54,078	$—	$—	$—	$—	$54,078

     The condensed consolidating financial information for the Company for the year ended September 30, 2002 is as follows (dollars in thousands):

		AGW	AirGate	AirGate
		Leasing	Network	Service
	AirGate	Company,	Services,	Company,
	PCS, Inc.	Inc.	LLC	Inc.	Eliminations	Consolidated
Revenue	$313,544	$—	$—	$—	$—	$313,544
Cost of revenue	214,714	15,219	—	3,140	(1,142)	231,931
Selling and marketing	73,692	2,754	—	4,169	(1,516)	79,099
General and administrative	6,092	585	—	18,020	(6,554)	18,143
Depreciation and amortization	32,407	—	8,357	—	—	40,764
Loss on disposal of property and equipment	717	—	357	—	—	1,074

Total operating expenses	327,622	18,558	8,714	25,329	(9,212)	371,011

Operating loss	(14,078)	(18,558)	(8,714)	(25,329)	9,212	(57,467)
Loss in subsidiaries	(41,498)	—	—	—	41,498	—
Interest expense, net	(37,204)	—	1,891	—	—	(35,313)

Loss from continuing operations before income tax	(92,780)	(18,558)	(6,823)	(25,329)	50,710	(92,780)
Income tax	—	—	—	—	—	—

Loss from continuing operations	(92,780)	(18,558)	(6,823)	(25,329)	50,710	(92,780)
Discontinued operations	(903,837)	—	—	—	—	(903,837)

Net loss	$(996,617)	$(18,558)	$(6,823)	$(25,329)	$50,710	$(996,617)

Operating activities	$(25,809)	$—	$275	$—	$—	$(25,534)
Investing activities	(46,321)	—	—	—	—	(46,321)
Financing activities	62,452	—	—	—	—	62,452

(Decrease) Increase in cash and cash equivalents	(9,678)	—	275	—	—	(9,403)
Cash and cash equivalents at beginning of year	14,447	—	(157)	—	—	14,290

Cash and cash equivalents at end of year	$4,769	$—	$118	$—	$—	$4,887

(13)	Subsequent Events

(a)	Issuance of $175 million notes

     On October 25, 2004, the Company issued $175.0 million of first priority senior secured floating rate notes due 2011 at par value. The notes bear interest at a rate equal to the three-month LIBOR plus 3.75%, reset quarterly. Proceeds from the notes were used to repay and terminate the Company’s $131.2 million senior credit facility, redeem the Company’s $1.8 million 13.5% senior subordinated discount notes due 2009, and for general corporate purposes. If the Company undergoes a change of control (as defined in the indenture that governs the $175.0 million notes), then it must make an offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest.

     In October 2004, the Company incurred and capitalized approximately $4.5 million of fees and expenses related to the $175.0 million note offering and expensed previously paid transaction fees related to the credit facility and the 13.5% notes totaling approximately $2.8 million.

(b)	Merger Agreement with Alamosa Holdings, Inc.

     On December 7, 2004, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alamosa Holdings, Inc. (“Alamosa”) and A-Co. Merger Sub, Inc., a direct wholly-owned subsidiary of Alamosa (“Merger Sub”). The description of the Merger Agreement set forth below is qualified in its entirety by reference to the actual terms of the Merger Agreement.

     Pursuant to the Merger Agreement, the Company will merge (the “Merger”) with and into Merger Sub with Merger Sub surviving. After the Merger, the Company will be a subsidiary of Alamosa. Under the terms of the Merger Agreement, Company shareholders will receive 2.87 Alamosa shares for every share of Company common stock they hold. In addition, Company shareholders will have the option to elect cash consideration in place of Alamosa stock, up to an aggregate amount of $100 million, with the per share cash consideration (the “Per Share Cash Consideration”) based on the average closing price of Alamosa stock in the ten trading days prior to the completion of the transaction multiplied by 2.87 (the “Per Share Amount”). The Per Share Cash Consideration is subject to proration to ensure that Alamosa exchanges no more than $100 million in aggregate cash consideration.

     Immediately prior to the effective time of the Merger, all outstanding options for our common stock will become vested in full and we will pay the holders an amount in cash equal to the number of shares of our common stock issuable thereunder times the amount, if any, by which the Per Share Amount exceeds the exercise price of the options. All outstanding restricted stock units (“RSUs”) will be terminated and we will pay the holder an amount in cash equal to the Per Share Amount for each RSU held. Outstanding warrants for our common stock will become exercisable for Alamosa common stock and cash in the same proportion as our shareholders receive in the aggregate in the Merger.

     The completion of the Merger is subject to various customary closing conditions, including obtaining the approval of the Company’s and Alamosa’s stockholders, the expiration of the applicable waiting period under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1974 and the consent of Sprint PCS. In the event of a termination of the Merger Agreement under certain circumstances, the Company or Alamosa may be required to pay the other a termination fee as set forth in the Merger Agreement.

     Pursuant to the Merger Agreement, Alamosa has agreed to assume our obligations with respect to certain currently effective registration statements covering our outstanding Notes (as defined below) and warrants. In addition, the Indentures (the “Indentures”) governing our outstanding 9 3/8% Senior Subordinated Discount Notes due 2009 and our First Priority Senior Secured Floating Rate Notes due 2011 (together, the “Notes”), provide that we may be required to effect a repurchase offer of such Notes upon a change of control of the Company. Pursuant to the Merger Agreement, Alamosa has agreed that it shall, or shall cause Merger Sub, to effect such repurchase offers, if so required by the Indentures.

(c)	Equipment Purchase Commitment

     In December 2004, the Company entered into an agreement with an equipment vendor to purchase network products and services which provides for a minimum purchase commitment of $80 million during the time period beginning October 1, 2004 and ending on September 30, 2009. The Company plans to both buy new equipment and replace existing equipment. The Company will evaluate the remaining economic life of any equipment that it replaces and accelerate depreciation if necessary.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
AirGate PCS, Inc.:

     Under date of December 13, 2004, we reported on the consolidated balance sheets of AirGate PCS, Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended September 30, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Atlanta, Georgia
December 13, 2004

AIRGATE PCS, INC. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2004. 2003 and 2002
(Dollars in thousands)

		Additions
	Balance at	Charges to						Balance at
	Beginning of	Costs and						End of
Classification	Period	Expenses		Other		Deductions		Period
September 30, 2004
Allowance for Doubtful Accounts	$4,635	181	(1)	9,379	(2)	(8,678	)(3)	$5,517
Income Tax Valuation Allowance	$127,535	(37,054	)(4)	—		—		$90,481
September 30, 2003
Allowance for Doubtful Accounts	$6,759	5,220	(1)	13,511	(2)	(20,855	)(3)	$4,635
Income Tax Valuation Allowance	$114,068	13,467	(4)	—		—		$127,535
September 30, 2002
Allowance for Doubtful Accounts	$2,759	21,343	(1)	14,053	(2)	(31,396	)(3)	$6,759
Income Tax Valuation Allowance	$81,459	32,609	(4)	—		—		$114,068

(1)	Amounts represent provisions for doubtful accounts charged to cost of service and roaming. During the year ended September 30, 2004, the Company received a $1.5 million credit from Sprint related to bad debt write-offs.

(2)	Amounts represent provisions for late payment fees, early cancellation fees, first payment default customers, and other billing adjustments charged to subscriber revenues.

(3)	Amounts represent write-offs of uncollectible customer accounts.

(4)	Amounts represent adjustments to the valuation allowance for deferred income tax assets to reduce them to the amount believed to be realizable.