Form 10-Q
period 2004-12-31
AIRGATE PCS INC /DE/
filed 2005-02-09
CIK 1086844

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 027455

AirGate PCS, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58-2422929

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Harris Tower, 233 Peachtree St. NE, Suite 1700,
Atlanta, Georgia	30303

(Address of principal executive offices)	(Zip code)

(404) 525-7272
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑   No   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☑   No   ☐

     11,830,453 shares of common stock, $0.01 par value, were outstanding as of February 3, 2005.

AIRGATE PCS, INC.
FIRST QUARTER REPORT

PART I. FINANCIAL INFORMATION

Item 1. — Financial Statements

AIRGATE PCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31,	September 30,
	2004	2004
	(Dollars in thousands, except per
	share amounts)
Assets
Current assets:
Cash and cash equivalents	$15,917	$13,453
Short-term investment securities	94,059	55,000
Accounts receivable, net of allowance for doubtful accounts of $6,220 and $5,517	20,800	20,329
Receivable from Sprint	22,749	23,601
Inventories	4,672	3,052
Prepaid expenses	1,519	983
Other current assets	1,048	23

Total current assets	160,764	116,441
Property and equipment, net of accumulated depreciation and amortization of $192,814 and $177,729	130,809	144,324
Financing costs	4,621	3,071
Direct subscriber activation costs	1,680	1,846
Other assets	965	965

Total assets	$298,839	$266,647

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,275	$2,128
Accrued expense	23,977	18,967
Payable to Sprint	39,954	40,879
Deferred revenue	9,567	9,107
Current maturities of long -term debt	—	21,200

Total current liabilities	74,773	92,281
Deferred subscriber activation fee revenue	2,843	3,172
Other long -term liabilities	3,176	3,090
Long -term debt, excluding current maturities	312,478	248,396

Total liabilities	393,270	346,939

Commitments and contingencies (Notes 6 and 13)

Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $ .01 par value; 30,000,000 shares authorized; 11,827,483 and 11,768,058 shares issued and outstanding at December 31, 2004 and September 30, 2004	118	118
Additional paid-in-capital	1,047,676	1,046,551
Accumulated deficit	(1,142,225)	(1,126,961)

Total stockholders’ deficit	(94,431)	(80,292)

Total liabilities and stockholders’ deficit	$298,839	$266,647

See accompanying notes to the unaudited consolidated financial statements.

AIRGATE PCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Quarters Ended
	December 31,
	2004	2003
	(Dollars in thousands, except per
	share amounts)
Revenue:
Service revenue	$65,172	$62,173
Roaming and wholesale revenue	22,301	16,483
Equipment revenue	4,739	2,847

Total revenue	92,212	81,503

Operating Expense:
Cost of service and roaming (exclusive of depreciation and amortization as shown separately below)	48,800	42,465
Cost of equipment	10,239	6,586
Selling and marketing expense	15,423	14,125
General and administrative expense	5,020	6,407
Non-cash stock compensation expense	497	106
Depreciation and amortization of property and equipment	15,993	11,767
Loss (gain) on disposal of property and equipment	293	(2)

Total operating expense	96,265	81,454

Operating (loss) income	(4,053)	49
Interest income	530	157
Interest expense	(8,750)	(11,316)
Loss on early extinguishment of debt	(2,991)	—

Loss from continuing operations before income tax	(15,264)	(11,110)
Income tax	—	—

Loss from continuing operations	(15,264)	(11,110)
Discontinued Operations:
Gain on disposal of discontinued operations net of $0 income tax expense	—	184,115

Income from discontinued operations	—	184,115

Net income (loss)	$(15,264)	$173,005

Basic and diluted weighted-average number of shares outstanding	11,771,458	5,192,238

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(1.30)	$(2.14)
Income from discontinued operations	—	35.46

Net income (loss)	$(1.30)	$33.32

See accompanying notes to the unaudited consolidated financial statements.

AIRGATE PCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Quarters Ended
	December 31,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(15,264)	$173,005
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on disposal of discontinued operations	—	(184,115)
Depreciation and amortization of property and equipment	15,993	11,767
Amortization of financing costs into interest expense	152	305
Provision for doubtful accounts	1,782	405
Loss on early extinguishment of debt	2,991	—
Interest expense associated with accretion of discounts	877	9,150
Non-cash stock compensation	497	106
Loss (gain) on disposal of property and equipment	293	(2)
Changes in assets and liabilities:
Accounts receivable	(2,253)	5,592
Purchases of short-term investment securities, net	(39,059)	—
Receivable from Sprint	852	81
Inventories	(1,620)	(474)
Prepaid expenses, other current and non-current assets	(1,395)	(3,039)
Accounts payable, accrued expenses and other long-term liabilities	3,916	(5,944)
Payable to Sprint	(925)	987
Deferred revenue	460	437

Net cash (used in) provided by operating activities	(32,703)	8,261

Cash flows from investing activities:
Purchases of property and equipment	(2,773)	(1,599)

Net cash used in investing activities	(2,773)	(1,599)

Cash flows from financing activities:
Proceeds from issuance of floating rate notes	175,000	—
Repayments of credit facility	(131,200)	(506)
Repayment of senior subordinated notes	(1,795)	—
Deferred financing costs	(4,693)	(191)
Proceeds from issuance of employee stock options	628	—

Net cash provided by (used in) financing activities	37,940	(697)

Net increase in cash and cash equivalents	2,464	5,965
Cash and cash equivalents at beginning of period	13,453	54,078

Cash and cash equivalents at end of period	$15,917	$60,043

Supplemental disclosure of cash flow information:
Interest paid	$1,407	$2,076
Capitalized interest	23	30

See accompanying notes to the unaudited consolidated financial statements.

AIRGATE PCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(unaudited)

(1) Business, Basis of Presentation and Liquidity

(a) Business and Basis of Presentation

The accompanying unaudited consolidated financial statements of AirGate PCS, Inc. and subsidiaries (the “Company” or “AirGate” or “AirGate PCS”) are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, these statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the consolidated financial statements for the interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended September 30, 2004, which are filed with the SEC and may be accessed via EDGAR on the SEC’s website at http://www.sec.gov. The results of operations for the quarter ended December 31, 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending September 30, 2005. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated balance sheets and revenues and expenses during the reporting periods to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation.

AirGate PCS, Inc. and its subsidiaries were created for the purpose of providing wireless Personal Communication Services (“PCS”). The Company is a network partner of Sprint with the right to market and provide Sprint PCS products and services using the Sprint brand names in a defined territory. The accompanying consolidated financial statements include the accounts of AirGate PCS, Inc. and its wholly-owned restricted subsidiaries, AGW Leasing Company, Inc., AirGate Service Company, Inc. and AirGate Network Services, LLC for all periods presented.

On October 17, 2003, the Company irrevocably transferred all of its shares of common stock of iPCS, Inc. and its subsidiaries (“iPCS”) to a trust for the benefit of the Company’s stockholders of record as of the date of the transfer. On the date of the transfer, the iPCS investment ($184.1 million credit balance carrying amount) was eliminated and recorded as a non-monetary gain on disposal of discontinued operations. The Company’s consolidated financial statements reflect the results of iPCS as discontinued operations (described below in Note 8).

On February 13, 2004, the Company effected a 1-for-5 reverse stock split and stockholders received one share of common stock, and cash resulting from the elimination of any fractional shares, in exchange for each five shares of common stock then outstanding. All share and per share amounts have been restated to give retroactive effect to the reverse stock split.

(b) Liquidity

The PCS market is characterized by significant risks as a result of rapid changes in technology, intense competition and the costs associated with the build-out, on-going operation and growth of a PCS network. The Company’s operations are dependent upon Sprint’s ability to perform its obligations under the agreements between the Company and Sprint (see Note 5) under which the Company has agreed to construct and manage its Sprint PCS network (the “Sprint Agreements”).

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

As of December 31, 2004, the Company had cash and cash equivalents of $15.9 million and short-term investment securities of $94.1 million included in working capital of $86.0 million. The Company’s ability to borrow additional funds is limited by the terms of its outstanding notes. As a result, the Company is completely dependent on available cash and operating cash flow to pay debt service and meet its other capital needs. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand and short-term investment securities plus the additional liquidity that it expects to generate from operations will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements for at least the next 12 months.

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

(2) Stock-based Compensation Plans

The Company has elected to continue to account for our stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and disclose pro forma effects of the plans on a net income (loss) and earnings (loss) per share basis as provided by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company did not recognize compensation expense with respect to options that had an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Had compensation expense for these options been recognized based on fair value at the grant dates under the related provisions of SFAS No. 123, the pro forma loss from continuing operations and net income (loss) and earnings (loss) per share during the quarters ended December 31, 2004 and 2003 would have been as follows:

	For the Quarters Ended
	December 31,
	2004	2003
	(Dollars in thousands, except per
	share data)
Loss from continuing operations, as reported	$(15,264)	$(11,110)
Add: stock based compensation expense included in determination of loss from continuing operations	497	106
Less: stock based compensation expense determined under the fair value based method	(615)	(2,383)

Pro forma, loss from continuing operations	$(15,382)	$(13,387)

Basic and diluted loss from continuing operations per share:
As reported	$(1.30)	$(2.14)
Pro forma	$(1.31)	$(2.58)

	For the Quarters Ended
	December 31,
	2004	2003
	(Dollars in thousands, except per
	share data)
Net income (loss), as reported	$(15,264)	$173,005
Add: stock-based compensation expense included in determination of net income (loss)	497	106
Less: stock based compensation expense determined under the fair value based method	(615)	(2,383)

Pro forma net income (loss)	$(15,382)	$170,728

Basic and diluted earnings (loss) per share:
As reported	$(1.30)	$33.32
Pro forma	$(1.31)	$32.88

(3) Significant New Accounting Pronouncements

In December 2003, the FASB revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46R”). This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. This Interpretation applies immediately to variable interest entities created or acquired after January 31, 2003, and to special purpose entities for the quarter ended after December 15, 2003. The Interpretation is generally effective for interim periods ending after March 15, 2004 for all variable interest entities created or acquired prior to January 31, 2003. The Company does not have any variable interest entity arrangements.

(4) Merger Agreement with Alamosa Holdings, Inc.

On December 7, 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alamosa Holdings, Inc. (“Alamosa”) and A-Co. Merger Sub, Inc., a direct wholly-owned subsidiary of Alamosa (“Merger Sub”). The description of the Merger Agreement set forth below is qualified in its entirety by reference to the actual terms of the Merger Agreement.

Pursuant to the Merger Agreement, the Company will merge (the “Merger”) with and into Merger Sub with Merger Sub surviving. After the Merger, the Company will be a subsidiary of Alamosa. Under the terms of the Merger Agreement, Company stockholders will receive 2.87 Alamosa shares for every share of Company common stock they hold. In addition, Company stockholders will have the option to elect cash consideration in place of Alamosa stock, up to an aggregate amount of $100 million, with the per share cash consideration (the “Per Share Cash Consideration”) based on the average closing price of Alamosa stock in the ten trading days prior to the completion of the transaction multiplied by 2.87 (the “Per Share Amount”). The Per Share Cash Consideration is subject to proration to ensure that Alamosa exchanges no more than $100 million in aggregate cash consideration.

Immediately prior to the effective time of the Merger, all outstanding options for our common stock will become vested in full and the Company will pay the holders an amount in cash equal to the number of shares of our common stock issuable thereunder times the amount, if any, by which the Per Share Amount exceeds the exercise price of the options. All outstanding restricted stock units (“RSUs”) will be terminated, and the Company will pay the holder an amount in cash equal to the Per Share Amount for each RSU held. Outstanding warrants for our common stock will become exercisable for Alamosa common stock and cash in the same proportion as our shareholders receive in the aggregate in the Merger.

The completion of the Merger is subject to certain conditions, including obtaining the approval of the Company’s and Alamosa’s stockholders and the consent of Sprint. The Company received Sprint’s consent on January 25, 2005. In the event of a termination of the Merger Agreement under certain circumstances, the Company or Alamosa may be required to pay the other a termination fee as set forth in the Merger Agreement.

Pursuant to the Merger Agreement, Alamosa has agreed to assume our obligations with respect to certain currently effective registration statements covering our outstanding Notes (as defined below) and warrants. In addition, the Indentures governing our outstanding 9 3/8% Senior Subordinated Discount Notes due 2009 (the “9 3/8% Notes”) and our First Priority Senior Secured Floating Rate Notes due 2011 (the “Floating Rate Notes”) (collectively, the “Notes”), provide that the Company may be required to effect a repurchase offer of such Notes upon a change of control of the Company. Pursuant to the Merger Agreement, Alamosa has agreed that it shall, or shall cause Merger Sub, to effect such repurchase offers, if so required by the Indentures.

On January 11, 2005, the Company began soliciting consents from holders of its Notes to proposed amendments to certain provisions of the Indentures governing the Notes. The consent solicitation is related to amendments to the Indentures governing the Notes so that neither AirGate nor Alamosa will be required to make a repurchase offer for the Notes upon completion of the merger. On January 25, 2005, the consent solicitation expired and the Company received consents representing 97% and 92% of the aggregate principal amount of outstanding 9 3/8% Notes and Floating Rates Notes, respectively. As a result, the Company has received the necessary approval of the holders of each series of Notes to the proposed amendment to each of the respective Indentures under which the Notes were issued.

(5) Sprint Agreements

Under our agreements with Sprint, Sprint is obligated to provide the Company with significant support services such as billing, collections, long distance, customer care, network operations support, inventory logistics support, use of Sprint brand names, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue and expense when Sprint’s and Sprint’s network partners’ wireless subscribers incur minutes of use in the Company’s territories and when the Company’s subscribers incur minutes of use in Sprint and other Sprint network partners’ PCS territories. These transactions are recorded as roaming and wholesale revenue, cost of service and roaming, cost of equipment, and selling and marketing expense in the accompanying consolidated statements of operations. Cost of service and roaming transactions include an 8% affiliation fee, long distance charges, roaming expense and costs of service such as billing, collections, customer service and pass-through expenses. Cost of equipment transactions relate to inventory purchased by the Company from Sprint under the Sprint Agreements. Selling and marketing transactions relate to subsidized costs on handsets and commissions paid by the Company under Sprint’s national distribution programs.

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

Amounts recorded relating to the Sprint Agreements for the quarters ended December 31, 2004 and 2003 are as follows:

	For the Quarters Ended
	December 31,
	2004	2003
	(Dollars in thousands)
Amounts included in the Condensed Consolidated Statements of Operations:
Roaming and wholesale revenue	$21,855	$15,747
Cost of service and roaming:
Roaming	$18,133	$13,274
Customer service	8,689	5,189
Affiliation fee	5,054	4,699
Long distance	3,170	3,268
Other	321	588

Total cost of service and roaming	$35,367	$27,018

Purchased inventory	$11,992	$7,328

Selling and marketing	$5,351	$4,993

	As of
	December 31,	September 30,
	2004	2004
	(Dollars in thousands)
Receivable from Sprint	$22,749	$23,601
Payable to Sprint	$39,954	$40,879

During the quarter ended December 31, 2003, the Company recorded $0.9 million as a reduction of roaming revenue and $1.2 million as a reduction to cost of service relating to special settlements from Sprint. The $0.9 million reduction of roaming revenue resulted from a correction to Sprint’s billing system with respect to data-related inbound roaming revenue. The $1.2 million credit resulted from Sprint’s decision to discontinue their billing system conversion.

Prior to amending the Sprint agreement in August 2004, Sprint determined monthly service charges at the beginning of each calendar year. At the end of the year Sprint would calculate the actual costs to provide services for its network partners. If the costs to provide these services were less than the amounts paid by Sprint’s network partners, Sprint would issue a credit for these amounts. If the costs to provide these services were more than the amounts paid by Sprint’s network partners, Sprint would charge the network partners for these amounts. For the quarter ended December 31, 2003, Sprint credited the Company $2.6 million for the calendar year 2003, which was recorded as a reduction to cost of service.

The Sprint Agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. The Company believes it was in compliance in all material respects with these requirements as of December 31, 2004.

(6) Legal Matters

In May 2002, putative class action complaints were filed in the United States District Court for the Northern District of Georgia against AirGate PCS, Inc., Thomas M. Dougherty, Barbara L. Blackford, Alan B. Catherall, Credit Suisse First Boston, Lehman Brothers, UBS Warburg LLC, William Blair & Company, Thomas Wiesel Partners LLC and TD Securities. The complaints do not specify an amount or range of damages that the plaintiffs are seeking. The complaints seek class certification and allege that the prospectus used in connection with the secondary offering of Company stock by certain former stockholders of iPCS, a former subsidiary of the Company, on December 18, 2001 contained materially false and misleading statements and omitted material information necessary to make the statements in the prospectus not false and misleading. The alleged omissions included: (i) failure to disclose that in order to complete an effective integration of iPCS, drastic changes would have to be made to the Company’s distribution channels, (ii) failure to disclose that the sales force in the acquired iPCS markets would require extensive restructuring and (iii) failure to disclose that the “churn” or “turnover” rate for subscribers would increase as a result of an increase in the amount of sub-prime credit quality subscribers the Company added from its merger with iPCS. On July 15, 2002, certain plaintiffs and their counsel filed a motion seeking appointment as lead plaintiffs and lead counsel. Subsequently, the court denied this motion without prejudice and two of the plaintiffs and their counsel filed a renewed motion seeking appointment as lead plaintiffs and lead counsel. On September 12, 2003, the court again denied that motion without prejudice and on December 2, 2003, certain plaintiffs’ and their counsel filed a modified renewed motion seeking appointment as lead plaintiffs and lead counsel. On August 17, 2004 the court granted the plaintiff’s motion.

Pursuant to a consent scheduling order agreed to by the parties, lead plaintiffs filed a consolidated amended class action complaint on October 15, 2004 (the “Consolidated Complaint”). As did the original complaints filed in these actions, the Consolidated Complaint alleges that the Company’s registration statement and prospectus relating to the December 2001 offering misrepresented and/or omitted adverse facts regarding the anticipated effects of the Company’s acquisition of iPCS. The Consolidated Complaint also asserts that the registration statement/prospectus was false and misleading in certain other respects not previously alleged. The legal claims asserted in the Consolidated Complaint remain the same as those in the original complaints, i.e. the registration statement/prospectus violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. In addition, the class that lead plaintiffs seek to represent remains the same, and the named defendants remain the same.

Defendants’ responses to the Consolidated Complaint were due on or before December 17, 2004. In the event that any defendant moves to dismiss, lead plaintiffs were to serve their opposition by January 21, 2005, and defendants’ reply briefs are due on or before February 22, 2005. On December 30, 2004, defendants filed motions to dismiss the consolidated complaint. The lead plaintiffs have not yet responded to the motions to dismiss, which have not yet been ruled upon by the court and remain pending.

iPCS Bankruptcy

On February 23, 2003, iPCS and its two subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc. (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During the bankruptcy cases, iPCS filed a motion and obtained an order authorizing it to assume a management agreement between iPCS, AirGate PCS and AirGate Services Co., as amended. The Company subsequently filed an administrative expense priority claim for amounts that the Company contends are owed by the Debtors under the assumed management agreement. The claim is for amounts that the Company is or might be liable to certain third party vendors for goods and services provided by such vendors to or for the benefit of the Debtors. In their disclosure statement, the Debtors indicated that they might seek to defend against the claim by arguing, among other things, that the Company has failed to disgorge an alleged preferential transfer in the amount of approximately $3.1 million and that the Company, its affiliates, officers, and directors may be subject to claims of the Debtors for mismanagement, breach of fiduciary duties, officer and director liability, and similar claims. iPCS has not yet named the Company as a defendant in a preference action. The parties are currently engaged in settlement discussions in an effort to resolve all of the disputes between them.

Indemnity under Sprint Management Agreement

As part of our management agreement with Sprint, the Company has agreed to indemnify Sprint and related parties of Sprint against any and all claims arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in our management agreement or any other agreement between us and Sprint, the actions or the failure to act of anyone employed or hired by us in the performance of any work under the management agreement, except the Company will not indemnify Sprint for any claims arising solely from the negligence or willful misconduct of Sprint.

The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. While management currently believes that resolving all of these matters (including all matters discussed above), individually or in the aggregate, will not have a material adverse impact on our liquidity, financial condition or results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management’s view may change in the future. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on our liquidity, financial condition and results of operations.

(7) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates applied to expected taxable income for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities for a change in tax rates is recognized as income or expense in the period that includes the enactment date. A valuation allowance is provided for deferred income tax assets based upon the Company’s assessment of whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

During the quarters ended December 31, 2004 and 2003, the Company did not recognize income tax expense or a benefit on continuing operations. A full valuation allowance has been provided as management believes it is not more likely than not that the income tax benefit would be realized.

(8) Discontinued Operations

On November 30, 2001, the Company acquired iPCS, another Sprint network partner. The transaction was accounted for under the purchase method of accounting.

Subsequent to the acquisition of iPCS, the results of operations and accounts of iPCS were consolidated with the Company in accordance with generally accepted accounting principles. On February 23, 2003, iPCS filed for Chapter 11 bankruptcy for the purpose of effecting a court administered reorganization. Subsequent to February 23, 2003, the Company no longer consolidated the accounts and results of operations of iPCS and the accounts of iPCS were recorded as an investment using the cost method of accounting.

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

(9) Condensed Consolidating Financial Statements

AGW Leasing Company, Inc. (“AGW”) is a wholly-owned restricted subsidiary of the Company. AGW has fully and unconditionally guaranteed the 9 3/8% Notes and the Floating Rate Notes. AGW was formed to hold the real estate interests for the Company’s PCS network and retail operations. AGW also was a registrant under the Company’s registration statement declared effective by the Securities and Exchange Commission on September 27, 1999.

AirGate Network Services LLC (“ANS”) is a wholly-owned restricted subsidiary of the Company. ANS has fully and unconditionally guaranteed the 9 3/8% Notes and the Floating Rate Notes. ANS was formed to provide construction management services for the Company’s PCS network.

AirGate Service Company, Inc. (“Service Co”) is a wholly-owned restricted subsidiary of the Company. Service Co has fully and unconditionally guaranteed the 9 3/8% Notes and the Floating Rate Notes. Service Co was formed to provide management services to the Company and iPCS. Subsequent to September 30, 2003, such services were discontinued and were performed directly by the respective entity.

The following shows the unaudited condensed consolidating financial statements for the Company and its guarantor subsidiaries, as listed above, as of December 31, 2004 and September 30, 2004 and for the quarters ended December 31, 2004 and 2003 (dollars in thousands):

Unaudited Condensed Consolidating Balance Sheets
As of December 31, 2004

		AirGate
	AirGate PCS,	Guarantor
	Inc.	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$15,927	$(10)	$—	$15,917
Short-term investment securities	94,059	—	—	94,059
Other current assets	112,202	529	(61,943)	50,788

Total current assets	222,188	519	(61,943)	160,764
Property and equipment, net	105,522	25,287	—	130,809
Other noncurrent assets	7,266	—	—	7,266

Total assets	$334,976	$25,806	$(61,943)	$298,839

Current liabilities	$75,302	$61,414	$(61,943)	$74,773
Intercompany	(134,537)	134,537	—	—
Long-term debt	312,478	—	—	312,478
Other long-term liabilities	6,019	—	—	6,019
Investment in subsidiaries	170,145	—	(170,145)	—

Total liabilities	429,407	195,951	(232,088)	393,270

Stockholders’ deficit	(94,431)	(170,145)	170,145	(94,431)

Total liabilities and stockholders’ deficit	$334,976	$25,806	$(61,943)	$298,839

Condensed Consolidating Balance Sheets
As of September 30, 2004

		AirGate
	AirGate PCS,	Guarantor
	Inc.	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$13,456	$(3)	$—	$13,453
Short-term investment securities	55,000	—	—	55,000
Other current assets	109,154	529	(61,695)	47,988

Total current assets	177,610	526	(61,695)	116,441
Property and equipment, net	116,678	27,646	—	144,324
Other noncurrent assets	5,882	—	—	5,882

Total assets	$300,170	$28,172	$(61,695)	$266,647

Current liabilities	$92,592	$61,384	$(61,695)	$92,281
Intercompany	(129,365)	129,365	—	—
Long-term debt	248,396	—	—	248,396
Other long-term liabilities	6,262	—	—	6,262
Investment in subsidiaries	162,577	—	(162,577)	—

Total liabilities	380,462	190,749	(224,272)	346,939

Stockholders’ deficit	(80,292)	(162,577)	162,577	(80,292)

Total liabilities and stockholders’ deficit	$300,170	$28,172	$(61,695)	$266,647

Unaudited Condensed Consolidating Statement of Operations
For the Quarter Ended December 31, 2004

		AirGate
	AirGate PCS,	Guarantor
	Inc.	Subsidiaries	Eliminations	Consolidated
Revenue	$92,212	$—	$—	$92,212

Cost of revenue	54,684	4,355	—	59,039
Selling and marketing	14,711	712	—	15,423
General and administrative	4,906	114	—	5,020
Non-cash stock compensation expense	497	—	—	497
Depreciation and amortization of property and equipment	13,583	2,410	—	15,993
Gain on disposal of property and equipment	293	—	—	293

Total operating expense	88,674	7,591	—	96,265

Operating income (loss)	3,538	(7,591)	—	(4,053)
Loss in subsidiaries	(7,568)	—	7,568	—
Interest income	507	23	—	530
Interest expense	(8,750)	—	—	(8,750)
Loss on early extinguishment of debt	(2,991)	—	—	(2,991)

Loss from continuing operations before income tax	(15,264)	(7,568)	7,568	(15,264)
Income tax	—	—	—	—

Net loss	$(15,264)	$(7,568)	$7,568	$(15,264)

Unaudited Condensed Consolidating Statement of Operations
For the Quarter Ended December 31, 2003

	AirGate PCS,	Guarantor
	Inc.	Subsidiaries	Eliminations	Consolidated
Revenue	$81,503	$—	$—	$81,503

Cost of revenue	44,850	4,201	—	49,051
Selling and marketing	13,615	510	—	14,125
General and administrative	6,287	120	—	6,407
Non-cash stock compensation expense	106	—	—	106
Depreciation and amortization of property and equipment	9,401	2,366	—	11,767
Loss on disposal of property and equipment	(2)	—	—	(2)

Total operating expense	74,257	7,197	—	81,454

Operating income (loss)	7,246	(7,197)	—	49
Loss in subsidiaries	(7,167)	—	7,167	—
Interest income	157	—	—	157
Interest expense	(11,346)	30	—	(11,316)

Loss from continuing operations before income tax	(11,110)	(7,167)	7,167	(11,110)
Income tax	—	—	—	—

Loss from continuing operations	(11,110)	(7,167)	7,167	(11,110)
Income from discontinued operations	184,115	—	—	184,115

Net income (loss)	$173,005	$(7,167)	$7,167	$173,005

Unaudited Condensed Consolidating Statement of Cash Flows
For the Quarter Ended December 31, 2004

		AirGate
	AirGate PCS,	Guarantor
	Inc.	Subsidiaries	Eliminations	Consolidated
Operating activities, net	$(32,747)	$44	$—	$(32,703)
Investing activities, net	(2,722)	(51)	—	(2,773)
Financing activities, net	37,940	—	—	37,940

Change in cash and cash equivalents	2,471	(7)	—	2,464
Cash and cash equivalents at beginning of period	13,456	(3)	—	13,453

Cash and cash equivalents at end of period	$15,927	$(10)	$—	$15,917

Unaudited Condensed Consolidating Statement of Cash Flows
For the Quarter Ended December 31, 2003

		AirGate
	AirGate PCS,	Guarantor
	Inc.	Subsidiaries	Eliminations	Consolidated
Operating activities, net	$8,198	$63	$—	$8,261
Investing activities, net	(1,536)	(63)	—	(1,599)
Financing activities, net	(697)	—	—	(697)

Change in cash and cash equivalents	5,965	—	—	5,965
Cash and cash equivalents at beginning of period	54,078	—	—	54,078

Cash and cash equivalents at end of period	$60,043	$—	$—	$60,043

(10) Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Potentially dilutive securities of 185,517 and 3,588 for the quarters ended December 31, 2004 and 2003 respectively, have been excluded from the computation of dilutive earnings (loss) per share for the periods because the Company has a loss from continuing operations and their effect would have been antidilutive.

(11) Issuance of Floating Rate Notes

On October 25, 2004, the Company issued $175.0 million of first priority senior secured floating rate notes due 2011 at par value. The notes bear interest at a rate equal to the three-month London Interbank Borrowed Rate (“LIBOR”) plus 3.75%, reset quarterly. Proceeds from the notes were used to repay and terminate the Company’s $131.2 million senior credit facility (also at LIBOR plus 3.75%), redeem the Company’s $1.8 million 13 1/2% senior subordinated discount notes due 2009, and for general corporate purposes. In October 2004, the Company incurred and capitalized $4.7 million of fees and expenses related to the $175 million note offering and expensed previously paid transaction fees related to the credit facility and the 13 1/2% notes totaling $3.0 million recorded as loss on early extinguishment of debt during the quarter ended December 31, 2004.

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

The notes contain covenants, subject to certain exceptions, that restrict the Company’s ability to, among other things, incur more debt; create liens; repurchase stock and make certain investments; pay dividends, make loans or transfer property or assets; enter into sale and leaseback transactions; transfer or dispose of substantially all of the Company’s assets; or engage in transactions with affiliates. Notwithstanding the covenants restricting the ability of the Company to incur debt, the Company is permitted to, among other things, incur up to $50.0 million of additional indebtedness, including additional notes, and other obligations that may also be secured by liens on the collateral that are pari passu with the first priority liens securing the $175.0 million Floating Rate Notes. If the Company undergoes a change of control (as defined in the indenture that governs the notes), then it must make an offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest. At December 31, 2004, the Company was in compliance in all material respects with covenants contained in the note indenture.

On January 11, 2005, the Company began soliciting consents from holders of its notes to proposed amendments to certain provisions of the Indentures governing the notes. The consent solicitation is related to amendments to the Indentures governing the notes so that neither AirGate nor Alamosa will be required to make a repurchase offer for the notes upon completion of the merger. On January 25, 2005, the consent solicitation expired and the Company received consents representing 97% and 92% of the aggregate principal amount of outstanding 9 3/8% Notes and Floating Rates Notes, respectively. As a result, the Company has received the necessary approval of the holders of each series of notes to the proposed amendment to each of the respective Indentures under which the notes were issued.

(12) Acceleration of Employee Stock Options

On August 11, 2004, the Company granted 75,000 options to purchase shares of the Company’s common stock in the ordinary course of business to certain key officers of the Company. The original terms of the options called for them to vest ratably over four years on the anniversary of the date of the grant. The Company did not recognize compensation expense with respect to the options since the options had an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. On December 21, 2004, the Company’s board of directors unanimously approved the immediate acceleration of the vesting of one-half of the options on a pro-rata basis. In accordance with APB No. 25, the accelerated vesting does not represent a modification of the original terms to the awarded option to purchase shares of the Company’s common stock and therefore had no impact on the Company’s results of operations.

(13) Contractual Agreement with Lucent

On December 7, 2004, the Company entered into an Affiliate Agreement (the “Agreement”), dated as of December 1, 2004, with Lucent Technologies Inc. (“Lucent”) pursuant to which the Company will purchase products and services from Lucent for use in connection with the Company’s network operations. The Agreement is effective through December 31, 2009. The Agreement requires the Company to purchase a minimum dollar amount of products and services from Lucent from October 1, 2004 to September 30, 2009 in order to continue to receive the discounts provided in the Agreement and to not be required to refund the discounts provided to the Company pursuant to the Agreement. The annual cash payments required under this agreement are approximately $40.0 million for each of the calendar years ended 2005 and 2006, respectively.

The Company’s intent is to utilize the Lucent commitment to expand and upgrade the network, which will result in retiring existing assets before reaching the end of their estimated useful lives. During the quarter ended December 31, 2004, the Company committed to systematically replace many of the Company’s existing minicell base stations with an equivalent quantity of current generation multi-carrier capable base stations, or modcells. As of the date of the agreement, the estimated useful life of each existing minicell base station was reduced to reflect the remaining number of months such assets will be in use prior to conversion, thereby accelerating depreciation expense. The impact of this change increased depreciation expense by $3.8 million for the three months ended December 31, 2004, and is estimated to increase depreciation expense by approximately $10.5 million for the fiscal year ended September 30, 2005. Under this agreement, all existing equipment will be deinstalled and the new equipment will be installed in the same locations and will include significantly upgraded technology. The Company is committed to convert 611 base stations during the fiscal years 2005 through 2006 at prices fixed in the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains “forward-looking statements.” These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, our liquidity, the wireless industry, our beliefs and management’s assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by us or on our behalf. Such forward-looking statements include statements regarding expected financial results and other planned events, including but not limited to, anticipated liquidity, ARPU, churn rates and CPGA (all as defined in the Non-GAAP Financial Measures and Key Operating Metrics), roaming rates, EBITDA, and capital expenditures. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “project,” “target,” “goal,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. These risks and uncertainties include:

•	our dependence on the success of Sprint’s wireless business;

•	the competitiveness and impact of Sprint’s pricing plans and PCS products and services and introduction of pricing plans and programs that may adversely affect our business;

•	intense competition in the wireless market and the unsettled nature of the wireless market;

•	the potential to experience a continued high rate of subscriber turnover;

•	the ability of Sprint (directly or through third parties) to provide back office billing, subscriber care and other services and the quality and costs of such services or, alternatively, our ability to outsource all or a portion of these services at acceptable costs and the quality of such services;

•	subscriber credit quality;

•	the ability to successfully leverage 3G products and services;

•	inaccuracies in financial information provided by Sprint;

•	new charges and fees, or increased charges and fees, imposed by Sprint;

•	our ability to predict future customer growth, as well as other key operating metrics;

•	the impact of spending cuts on network quality, customer retention and customer growth;

•	rates of penetration in the wireless industry;

•	our significant level of indebtedness and debt covenant requirements;

•	the impact and outcome of legal proceedings between other Sprint network partners and Sprint;

•	the potential need for additional sources of capital and liquidity;

•	risks related to our ability to compete with larger, more established businesses;

•	anticipated future losses;

•	rapid technological and market change;

•	an adequate supply of subscriber equipment;

•	declines in growth of wireless subscribers;

•	the volatility of the market price of our common stock;

•	the future obsolescence of our network assets based on technological changes;

•	the failure of our or Alamosa’s stockholders to approve the merger and/or the failure to obtain approvals from regulators, Sprint or other groups; and

•	the effect of wireless number portability.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in the Company’s Annual Report for the fiscal year ended September 30, 2004, and elsewhere in this report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in or referred to in this report.

For a further listing and description of such risks and uncertainties, see the Company’s Annual Report for the fiscal year ended September 30, 2004 and other reports filed by us with the SEC. Except as required under federal securities law and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward looking statements after distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

You should read this discussion in conjunction with our consolidated financial statements and accompanying notes contained in our Annual Report for the fiscal year ended September 30, 2004.

Overview

AirGate PCS, Inc. and its subsidiaries were created for the purpose of providing wireless Personal Communication Services, or (“PCS”). We are a network partner of Sprint PCS, which is a group of wholly-owned subsidiaries of Sprint Corporation (a diversified telecommunications service provider), that operate and manage Sprint’s PCS products and services.

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

During the first quarter of 2005, we continued to stay focused on our key financial and operating performance metrics, including net income and EBITDA. Accomplishments during the first quarter of fiscal 2005, which we believe are important indicators of our overall performance and financial well-being, include:

•	Loss from continuing operations for the quarter ended December 31, 2004 was $15.3 million, or $1.30 per share for both basic and diluted outstanding common shares, compared to a loss of $11.1 million or $2.14 per share for the same quarter of the previous year;

•	EBITDA, earnings before interest, taxes, depreciation and amortization (as later defined), was $11.9 million for the quarter ended December 31, 2004, compared to $11.8 million for the same quarter of the previous year;

•	Gross subscriber additions were 51,931 for the quarter ended December 31, 2004, compared to 35,601 for the same quarter of the previous year;

•	Net subscriber additions were 15,775 for the quarter ended December 31, 2004, compared to 438 for the same quarter of the previous year; and

•	Churn (as later defined) decreased to 2.72% in the quarter ended December 31, 2004, compared to 3.10% for the same quarter of the previous year.

Excluding net purchases of short-term investment securities, the Company generated $6.4 million in cash from operating activities during the quarter ended December 31, 2004, compared to $8.3 million for the same period prior year. The Company completed a private placement of floating rate notes of approximately $175.0 million on October 25, 2004 and used the proceeds to extinguish both the Company’s $131.2 million senior credit facility and $1.8 million used to redeem the 13 1/2% senior subordinate notes and for general corporate purposes. We believe these results have strengthened our balance sheet by increasing cash, cash equivalents, and short-term investments to $110.0 million from $68.5 million in the fourth quarter of fiscal year 2004 and from $60.0 million from the first quarter of the previous fiscal year.

As of December 31, 2004, the Company had 400,312 subscribers and total network coverage of approximately 6.1 million residents, representing approximately 83% of the 7.4 million residents in its territory.

Sprint Merger with Nextel

On December 15, 2004, Sprint Corporation and Nextel Communications, Inc. (“Nextel”) announced that their respective Boards of Directors unanimously approved a definitive agreement for a merger of equals. Nextel currently operates a wireless mobility communications network in certain territories in which the Company also provides digital wireless mobility communications network services under the Sprint or affiliated brands.

Assuming that no changes are effected with respect to Sprint’s agreements with us, it is possible that Sprint could be in violation of the exclusivity provisions of our agreements with Sprint upon completion of the Sprint-Nextel transaction.

Sprint’s agreements with us provide for specific remedies in the event of a material violation by Sprint of such agreements. No determination has been made as to the impact such remedies would have on the Company or whether any such remedy would be more or less favorable to us than are our existing arrangements with Sprint or any renegotiated arrangements with Sprint.

We are committed to working with Sprint to reach mutually agreeable arrangements with respect to these matters. However, there can be no assurance that the Company and Sprint will be able to reach mutually acceptable arrangements or as to the terms of any such arrangements or the likely impact on the Company of any such arrangements.

iPCS, Inc.

On November 30, 2001, we acquired iPCS in a merger. The transaction was accounted for under the purchase method of accounting.

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

To avoid certain adverse tax consequences to iPCS due to the Company’s recapitalization plan, on October 17, 2003, the Company irrevocably transferred all of its shares of iPCS common stock to a trust for the benefit of the Company’s shareholders of record as of the date of transfer. On October 17, 2003, the iPCS investment ($184.1 million credit balance carrying amount) was eliminated and recorded as a non-monetary gain on disposal of discontinued operations. The results for iPCS for all periods presented are shown as discontinued operations. The results for AirGate only are shown as continuing operations.

The following description of the Company’s business is limited to AirGate alone, and does not reflect the business of iPCS.

Critical Accounting Policies

The Company relies on the use of estimates and makes assumptions that impact its financial condition and results. These estimates and assumptions are based on historical results and trends as well as the Company’s forecasts as to how these might change in the future. While we believe that the estimates we use are reasonable, actual results could differ from those estimates. The Company’s most critical accounting policies that may materially impact the Company’s results of operations include:

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. Effective July 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e. the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into, at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. The adoption of EITF No. 00-21 has resulted in substantially all of the activation fee revenue generated from Company-owned retail stores and associated costs being recognized at the time the related wireless handset is sold. Previously deferred revenues and costs continue to be amortized over the remaining estimated life of a subscriber, not to exceed 30 months. Revenue and costs for activations at other retail locations will continue to be deferred and amortized over their estimated lives.

The Company recognizes service revenue from its subscribers as they use the service. The Company provides a reduction of recorded revenue for billing adjustments, estimated uncollectible late payment fees and early cancellation fees. The Company also reduces recorded revenue for rebates and discounts given to subscribers on wireless handset sales in accordance with EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” For industry competitive reasons, the Company sells wireless handsets at a loss. The Company participates in the Sprint national and regional distribution programs in which national retailers such as Radio Shack and Best Buy sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for Sprint PCS products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Company’s Sprint Agreements, when a national retailer sells a handset purchased from Sprint to a subscriber in the Company’s territory, the Company is obligated to reimburse Sprint for the handset subsidy. The Company does not receive any revenue from the sale of handsets and accessories by such national retailers. The Company classifies these handset subsidy charges as a selling and marketing expense for a new subscriber handset sale and classifies these subsidies as a cost of service and roaming for a handset upgrade to an existing subscriber.

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

Revenue and Cost Data Provided by Sprint

Although the Company recognizes its responsibility for all of its internal controls, we place substantial reliance on the timeliness, accuracy and sufficiency of certain revenue, accounts receivable and cost data provided by Sprint which we use in the preparation of our financial statements and financial disclosures. The data provided by Sprint is the primary source for our recognition of service revenue and a significant portion of our cost of service and roaming, cost of equipment and selling and marketing. At times, we have been invoiced by Sprint for changes that we believed to be incorrect based on our agreements with Sprint. We review all charges from Sprint and dispute charges if appropriate based upon our interpretation of our agreements with Sprint PCS. When Sprint does not notify us in a timely manner of charges that we have incurred, we record estimates primarily based on our historical trends and our estimate of the amount due to Sprint. When any amounts are in dispute with Sprint they are fully reserved or otherwise provided for.

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

Valuation and Recoverability of Long-Lived Assets

Long-lived assets such as property and equipment represent approximately 44% of the Company’s total assets as of December 31, 2004. Property and equipment are stated at original cost, less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of up to 15 years for towers, 3 to 5 years for computer equipment, 5 years for furniture, fixtures and office equipment and 5 to 7 years for network assets (other than towers).

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

Valuation of Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates applied to expected taxable income for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities for a change in tax rates is recognized as income or expense in the period that includes the enactment date. A valuation allowance is provided for deferred income tax assets based upon the Company’s assessment of whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Significant New Accounting Pronouncements

See Note 3 to the consolidated financial statements for a description of significant new accounting pronouncements and their impact on the Company.

Results of Operations

For the quarter ended December 31, 2004 compared to the quarter ended December 31, 2003:

Revenues

We derive our revenue from the following sources:

Service. We sell wireless personal communications services. The various types of service revenue associated with wireless communications services include monthly recurring access and feature charges and monthly non-recurring charges for local, wireless long distance and roaming airtime usage in excess of the subscribed usage plan.

Roaming and Wholesale. The Company receives roaming revenue at a per-minute rate from Sprint and other Sprint PCS network partners when Sprint’s or its network partner’s PCS subscribers from outside of the Company’s territory use the Company’s network. The Company pays the same reciprocal roaming rate when subscribers from its territories use the network of Sprint or its other PCS network partners. The Company also receives non-Sprint roaming revenue when subscribers of other wireless service providers who have roaming agreements with Sprint roam on the Company’s network. Wholesale revenue is derived from resellers of wireless service whose subscribers use the Company’s network.

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

	For the Quarters Ended December 31,
			Increase	Increase
	2004	2003	(Decrease) $	(Decrease) %
	(Dollars in thousands)
Service revenue	$65,172	$62,173	$2,999	4.8%
Roaming and wholesale revenue	22,301	16,483	5,818	35.3%
Equipment revenue	4,739	2,847	1,892	66.5%

Total	$92,212	$81,503	$10,709	13.1%

Service Revenue

The increase in service revenue for the quarter ended December 31, 2004 over the same quarter in the previous year reflects higher monthly recurring revenue and feature charges, higher data revenue and marginally higher revenue from “minutes over plan,” or airtime usage in excess of the subscribed usage plans, partially offset by higher promotional credits.

Roaming and Wholesale Revenue

The increase in roaming and wholesale revenue for the quarter ended December 31, 2004 over the same quarter in the previous year is attributable to increased volume in inbound roaming traffic. Roaming and wholesale revenue was also adversely affected for the quarter ended December 31, 2003 as a result of the $0.9 million special settlement resulting from a correction to Sprint’s billing system with respect to data-related inbound roaming revenues. For the quarter ended December 31, 2004, the Company’s roaming and wholesale revenue from Sprint and its PCS network partners was $21.9 million, or approximately 98% of roaming and wholesale revenue, compared to $15.7 million or approximately 96% for the quarter ended December 31, 2003.

Equipment Revenue

Equipment revenue for the quarter ended December 31, 2004 increased over the same quarter in the previous year, primarily due to higher gross additions, and higher retail sales of new or upgraded handsets to existing subscribers and higher sales from our distributors offset by higher handset rebates.

Cost of Service and Roaming

Cost of service and roaming principally consists of costs to support the Company’s subscriber base including:

•	Cost of roaming;

•	Network operating costs (including salaries, cell site lease payments, fees related to the connection of the Company’s switches to the cell sites that they support, inter-connect fees and other expenses related to network operations);

•	Bad debt expense related to estimated uncollectible accounts receivable; and

•	Other cost of service:

•	Back office services provided by Sprint such as customer care, billing and activation;

•	The 8% of net billed service revenue representing the Sprint affiliation fee;

•	Long distance expense relating to inbound roaming revenue and the Company’s own subscriber’s long distance usage and roaming expense when subscribers from the Company’s territory place calls on Sprint’s or its network partners’ networks; and

•	Wireless handset subsidies on existing subscriber retail sales through national third-party retailers.

	For the Quarters Ended December 31,
			Increase	Increase
	2004	2003	(Decrease) $	(Decrease) %
	(Dollars in thousands)
Cost of roaming	$18,884	$13,714	$5,170	37.7%
Network operating costs	9,983	11,887	(1,904)	(16.0%)
Bad debt expense	1,782	405	1,377	340.0%
Other cost of service	18,151	16,459	1,692	10.3%

Total cost of service and roaming	$48,800	$42,465	$6,335	14.9%

Cost of Roaming

Roaming expense increased for the quarter ended December 31, 2004 compared to the same quarter in the previous year as a result of the increased volume in outbound roaming traffic. Cost of roaming of 96% and 97% was attributable to Sprint and its network partners for the quarters ended December 31, 2004 and 2003, respectively.

Network Operating Costs

Network operating costs decreased for the quarter ended December 31, 2004 compared to the same quarter in the previous year primarily as a result of lower interconnect charges.

Bad Debt Expense

Bad debt expense increased for the quarter ended December 31, 2004 compared to the same quarter in the previous year. The increase is a result of higher write-offs resulting from lowering the subscriber credit criteria for certain markets.

Other Cost of Service

Other cost of service increased for the quarter ended December 31, 2004 compared to the same quarter in the previous year. The increase was primarily attributable to settlements that reduced this cost in the 2003 period, including a $2.6 million customer service settlement credit from Sprint for calendar year 2003 and a $1.2 million special settlement resulting from Sprint’s decision to discontinue their billing system conversion both during the quarter ended December 31, 2003.

Cost of Equipment, Interest and Other Operating Expenses

	For the Quarters Ended December 31,
			Increase	Increase
	2004	2003	(Decrease) $	(Decrease) %
		(Dollars in thousands)
Cost of equipment	$10,239	$6,586	$3,653	55.5%
Selling and marketing expense	15,423	14,125	1,298	9.2%
General and administrative expense	5,020	6,407	(1,387)	(21.6%)
Depreciation and amortization of property and equipment	15,993	11,767	4,226	35.9%
Interest expense	8,750	11,316	(2,566)	(22.7%)
Loss on early extinguishment of debt	2,991	—	2,991	100.0%

Cost of Equipment

We purchase handsets and accessories to resell to our subscribers for use in connection with our services. To remain competitive in the marketplace, we subsidize the price of the handset sales; therefore, the cost of handsets is higher than the retail price to the subscriber. Cost of equipment increased for the quarter ended December 31, 2004 compared to the same quarter in the previous year primarily as a result of increased subscriber gross additions and increased retail upgrade sales for handsets to existing subscribers.

Selling and Marketing Expense

Selling and marketing expense includes retail store costs such as salaries and rent, promotion, advertising and commission costs, and handset subsidies on units sold to new subscribers by national third-party retailers, the Company’s business sales channel and Sprint sales channels for which the Company does not record revenue. Under the Company’s agreements with Sprint, when a national retailer or other Sprint distribution channel sells a handset purchased from Sprint to a subscriber from the Company’s territory, the Company is obligated to reimburse Sprint for the handset subsidy and related selling costs that Sprint originally incurred. Selling and marketing expenses increased for the quarter ended December 31, 2004 compared to the same quarter in the previous year reflecting the effect of increased selling expense resulting from higher subscriber gross additions and higher advertising and promotion expense.

General and Administrative Expense

General and administrative expense decreased for the quarter ended December 31, 2004 compared to the same quarter in the previous year primarily due to costs associated with the recapitalization plan of $2.3 million incurred during the quarter in 2003. Although no recapitalization expenses were incurred in the 2004 period, the Company had increased spending for costs associated with the proposed merger with Alamosa of $0.5 million during the quarter ended December 31, 2004.

Depreciation and Amortization of Property and Equipment

The Company capitalizes network development costs incurred to ready its network for use and costs incurred to build-out its retail stores and office space. Depreciation of these costs begins when the equipment is ready for its intended use and is amortized over the estimated useful life of the asset. Depreciation expense increased for the quarter ended December 31, 2004 compared to the same quarter of the previous year as a result of additional network assets placed in service in the latter part of fiscal year 2004 and the impact of accelerated depreciation of our existing minicell base stations resulting from our reduction of their estimated useful lives during the quarter ended December 31, 2004 totaling $3.8 million. We expect accelerated depreciation expense to have an impact of approximately $10.5 million for the fiscal year ended September 30, 2005 related to the reductions of the estimated useful lives of certain minicell base stations. We expect the mini cell base station to be fully depreciated by the end of fiscal 2006. The Company purchased $2.8 million of property and equipment in the quarter ended December 31, 2004.

Interest Expense

Interest expense decreased for the quarter ended December 31, 2004 compared to the same quarter of the previous year. The decrease is primarily the result of the restructuring completed during February 2004. The restructuring resulted in a decrease in the outstanding debt from $300.0 million to $159.0 million and a reduction in the interest rate from 13 1/2% to 9 3/8%. This reduction in interest was partially offset by an increase in outstanding borrowings as a result of issuing the floating rate notes and the appreciation in value of warrants of $1.4 million.

Loss on Early Extinguishment of Debt

During the quarter ended December 31, 2004, the Company issued $175.0 million of first priority secured floating rate notes and used the proceeds to repay and terminate the Company’s $131.2 million senior credit facility, redeem the Company’s $1.8 million 13 1/2% senior subordinated discount notes and for general corporate purposes. The Company expensed $3.0 million of previously paid transaction fees related to the credit facility and the 13 1/2 % notes.

Income Tax

No income tax benefit from continuing operations was recorded for the quarters ended December 31, 2004 and 2003, as it was not more likely than not that the income tax benefit would be realized.

Loss from Continuing Operations

For the quarter ended December 31, 2004, loss from continuing operations was $15.3 million compared to $11.1 million for the same quarter of the previous year. The increased loss from continuing operations is the result of higher operating expenses, including approximately $3.8 million related to accelerating depreciation on mini cell base stations to mod cell base stations replacements and the impact of the shorter economic life of the assets, offset in part by higher revenues. The quarter ended December 31, 2003 included spending associated with the recapitalization plan of $2.3 million.

Income from Discontinued Operations

Discontinued operations is comprised of a $184.1 non-monetary gain from the elimination of the investment in iPCS for the quarter ended December 31, 2003.

Net Income (Loss)

For the quarter ended December 31, 2004, net loss was $15.3 million compared to net income of $173.0 million for the same quarter of the previous year. Net income for the quarter ended December 31, 2003 included a non-monetary gain of $184.1 million related to the disposal of discontinued operations of iPCS and a $11.1 million loss from continuing operations.

Non-GAAP Financial Measures and Key Operating Metrics

We use certain operating and financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America, (“GAAP”). A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that: (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented.

Terms such as subscriber net additions, average revenue per user (“ARPU”), churn, and cost per gross addition (“CPGA”) are important operating metrics used in the wireless telecommunications industry. These metrics are important to compare us to other wireless service providers. ARPU and CPGA also assist management in budgeting, and CPGA also assists management in quantifying the incremental costs to acquire a new subscriber. Except for churn and net subscriber additions, we have included a reconciliation of these metrics to the most directly comparable GAAP financial measure. Churn and subscriber net additions are operating statistics with no comparable GAAP financial measure. ARPU and CPGA are supplements to GAAP financial information and should not be considered an alternative to, or more meaningful than, revenues, expenses, loss from continuing operations, or net income (loss) as determined in accordance with GAAP.

Earnings (loss) from continuing operations before interest, taxes, depreciation and amortization, (“EBITDA”), is a performance metric we use and which is used by other companies. Management believes that EBITDA is a useful adjunct to loss from continuing operations and other measurements under GAAP because it is a meaningful measure of a company’s performance, as interest, taxes, depreciation and amortization can vary significantly between companies due in part to differences in accounting policies, tax strategies, levels of indebtedness, capital purchasing practices and interest rates. EBITDA also assists management in evaluating operating performance and is sometimes used to evaluate performance for executive compensation. We have included below a presentation of the GAAP financial measure most directly comparable to EBITDA, which is loss from continuing operations, as well as a reconciliation of EBITDA to loss from continuing operations. EBITDA is a supplement to GAAP financial information and should not be considered an alternative to, or more meaningful than, net income (loss), loss from continuing operations, cash flow or operating income (loss) as determined in accordance with GAAP. EBITDA has distinct limitations as compared to GAAP information such as net income (loss), loss from continuing operations, cash flow or operating income (loss). By excluding interest and income taxes for example, it may not be apparent that both represent a reduction in cash available to the Company. Likewise, depreciation and amortization, while non-cash items, represent generally the decreases in the value of assets that produce revenue for the Company.

ARPU, churn, CPGA, and EBITDA as used by the Company may not be comparable to a similarly titled measure of another company.

The following terms used in this report have the following meanings:

•	Subscribers are those customers which are end users of Sprint PCS telecommunication services and are covered by our digital PCS wireless networks. Subscribers are customers of AirGate PCS.

•	Churn is the average monthly rate of subscriber turnover that both voluntarily and involuntarily discontinued service during the period, expressed as a percentage of the average subscribers for the period. Churn is computed by dividing the number of subscribers that discontinued service during the period, net of 30-day returns, by the average subscribers for the period.

•	Wholesale subscribers are non-Sprint subscribers who utilize our digital PCS wireless networks through reseller agreements through Sprint PCS. Wholesale subscribers are not subscribers of AirGate PCS and are not included in our subscriber counts described above.

•	ARPU summarizes the average monthly service revenue per user, excluding roaming and wholesale revenue. The Company excludes roaming and wholesale revenue from its ARPU calculation because this revenue is generated from customers of Sprint and other carriers that use or are resellers of our network and not directly from our subscribers. ARPU is computed by dividing average monthly service revenue for the period by the average subscribers for the period.

•	CPGA summarizes the average cost to acquire new subscribers during the period. CPGA is computed by adding the equipment margin for handsets sold to new subscribers (equipment revenues less cost of equipment, which costs have historically exceeded the related revenues) and selling and marketing expenses related to adding new subscribers. Equipment margin on handsets sold to existing subscribers, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing subscribers. The net amount is then divided by the total new subscribers acquired during the period. Prior to June 30, 2004, the Company included upgrade costs for existing subscribers as a component of CPGA. The Company believes the measure is more meaningful and comparable if these costs are excluded given they relate to existing subscribers. For the quarters ended December 31, 2004 and 2003, the Company has excluded handset upgrade costs for existing subscribers from the CPGA calculation.

•	EBITDA means earnings (loss) from continuing operations before interest, taxes, depreciation and amortization.

The tables, which follow present and reconcile non-GAAP financial measures and key operating metrics for the Company for the quarters ended December 31, 2004 and 2003.

The table below sets forth key operating metrics for the Company for the quarters ended December 31, 2004 and 2003:

	For the Quarters Ended December 31,
			Increase	Increase
	2004	2003	(Decrease)	(Decrease) %
Total subscribers, end of period	400,312	359,898	40,414	11.2%
Subscriber gross additions	51,931	35,601	16,330	45.9%
Subscriber net additions	15,775	438	15,337	3501.6%
Churn	2.72%	3.10%	(0.38%)	N/M
Wholesale subscribers, end of period	23,472	—	23,472	100.0%
ARPU	$55.36	$57.62	$(2.26)	(3.9%)
CPGA	$309	$437	$(128)	(29.3%)
EBITDA (in thousands)	$11,940	$11,816	$124	1.0%

The reconciliation of ARPU to service revenue, as determined in accordance with GAAP, is as follows:

	For the Quarters Ended December 31,
			Increase	Increase
	2004	2003	(Decrease) $	(Decrease) %
Service revenue (in thousands)	$65,172	$62,173	$2,999	4.8%
Average subscribers	392,425	359,679	32,746	9.1%
ARPU	$55.36	$57.62	$(2.26)	(3.9%)

The reconciliation of CPGA to selling and marketing expense, as determined in accordance with GAAP, is calculated as follows:

	For the Quarters Ended December 31,
			Increase	Increase
	2004	2003	(Decrease) $	(Decrease) %
	(In thousands, except gross additions data)
Selling and marketing expense	$15,423	$14,125	$1,298	9.2%
Plus: activation costs	166	221	(55)	(24.9%)
Plus: cost of equipment	10,239	6,586	3,653	55.5%
Less: cost of existing subscribers, net	5,038	2,532	2,506	99.0%
Less: equipment revenue	4,739	2,847	1,892	66.5%

Total subscriber acquisition costs	$16,051	$15,553	$9,294	59.8%

Gross additions	51,931	35,601	16,330	45.9%
CPGA	$309	$437	$(128)	(29.3%)

The reconciliation of EBITDA to our reported loss from continuing operations, as determined in accordance with GAAP, is as follows:

	For the Quarters Ended December 31,
			Increase	Increase
	2004	2003	(Decrease) $	(Decrease) %
Loss from continuing operations	$(15,264)	$(11,110)	$(4,154)	(37.4%)
Plus: depreciation and amortization of property and	15,993	11,767	4,226	35.9%
Less: interest income	530	157	373	237.6%
Plus: loss on early extinguishment of debt	2,991	—	2,991	100.0%
Plus: interest expense	8,750	11,316	(2,566)	(22.7%)

EBITDA	$11,940	$11,816	$124	1.0%

Subscriber Gross Additions

Subscriber gross additions increased for the quarter ended December 31, 2004 compared to the same quarter in 2003. This increase is the result of increased marketing and promotions and expanded distribution by adding several exclusive branded dealers during the quarter ended December 31, 2004 compared to the same quarter in 2003.

Subscriber Net Additions

Subscriber net additions increased for the quarter ended December 31, 2004 compared to the same quarter in 2003 as a result of higher gross additions and a lower churn rate.

Churn

Churn improved for the quarter ended December 31, 2004 compared to the same quarter for 2003. We believe the improvement in the churn rate is attributable to our ongoing focus on subscriber retention efforts and retention programs and the attractiveness of our differentiated products and services.

Average Revenue Per User

ARPU decreased for the quarter ended December 31, 2004 compared to the same quarter for 2003 primarily as a result of a decrease in monthly recurring charges, primarily as a result of the majority of the subscriber base growth occurring in the last month of the quarter ended December 31, 2004, and lower airtime usage in excess of the subscribed usage plans, slightly offset by an increase in data monthly recurring charges and airtime revenue from customers using data minutes in excess of their subscriber usage plans.

Cost per Gross Addition

CPGA decreased for the quarter ended December 31, 2004 compared to the same quarter in 2003. The decrease reflects slightly lower subscriber acquisition costs spread over significantly higher subscriber gross additions.

EBITDA

EBITDA for the quarter ended December 31, 2004 improved over the same quarter for 2003 as a result of higher revenues, partially offset by increased cost of services and roaming, and cost of equipment.

Liquidity and Capital Resources

As of December 31, 2004, the Company had $110.0 million in cash, cash equivalents and short-term investment securities compared to $68.5 million in cash, cash equivalents and short-term investment securities at September 30, 2004. The Company’s working capital for December 31, 2004 was $86.0 million, compared to working capital of $24.2 million at September 30, 2004.

The Company’s cash position increases during 2004 and 2003 are attributable to the following:

	For the Quarters Ended December 31,
			Increase	Increase
	2004	2003	(Decrease)$	(Decrease)%
	(Dollars in thousands)
Cash (used in) provided by operating activities	$(32,703)	$8,261	$(40,964)	N/M
Cash used in investing activities	(2,773)	(1,599)	(1,174)	N/M
Cash (used in) provided by financing activities	37,940	(697)	38,637	N/M

Net increase	$2,464	$5,965	$(3,501)	58.7%

Cash (Used in) Provided by Operating Activities

The $32.7 million of cash used in operating activities for the quarter ended December 31, 2004 was the result of the Company’s $15.3 million net loss offset by non-cash items including depreciation, amortization of note discounts, financing costs, provision for doubtful accounts, non-cash stock compensation and loss on disposal of property and equipment totaling $22.6 million and a decrease in other operating assets and liabilities of $40.0 million, primarily comprised of $39.1 million for the purchase of short-term investment securities. The $8.3 million of cash provided by operating activities for the quarter ended December 31, 2003 was the result of the Company’s $173.0 million net income offset by non-cash items including gain on discontinued operations, depreciation, amortization of note discounts, financing costs, provision for doubtful accounts, non-cash stock option compensation and gain on disposal of property and equipment totaling $162.3 million and a decrease in other operating assets and liabilities of $2.4 million.

Cash Used in Investing Activities

The $2.8 million of cash used in investing activities for the quarter ended December 31, 2004 represents purchases of property and equipment related to expansion of switch capacity and improvements in network coverage. For the quarter ended December 31, 2003, cash used in investing activities was $1.6 million for purchases of property and equipment related to expansion of switch capacity and improvements in network coverage.

Cash Provided by (Used in) Financing Activities

The $37.9 million of cash provided by financing activities during the quarter ended December 31, 2004, consisted of $175.0 million from the issuance of the floating rate notes and $0.6 million in proceeds from issuance of employee stock options, partially offset by $131.2 million used to extinguish the credit facility, $1.8 million used to redeem the 13 1/2% senior subordinated notes and $4.7 million in transaction fees related to issuing the Floating Rate Notes. The $0.7 million of cash used in financing activities during the quarter ended December 31, 2003 consisted of $0.5 million for a principal payment associated with the credit facility and $0.2 million in fees capitalized in association with amending the credit facility.

Liquidity

We have principally relied on the proceeds from equity and debt financings and cash provided from operations as our primary sources of capital.

As of December 31, 2004, the Company had cash and cash equivalents of $15.9 million, short-term investment securities of $94.1 million and working capital of $86.0 million. The Company is completely dependent on available cash, short-term investments and operating cash flow to pay debt service and meet its other capital needs. If such sources are not sufficient, alternative funding sources may not be available. The Company believes that cash on hand and short-term investment securities plus the additional liquidity that it expects to generate from operations will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements for at least the next twelve months.

Completion of our PCS network has required substantial capital. Since inception through fiscal year 2004 we incurred over $300 million for capital expenditures. Although we have essentially completed our network coverage build-out, our business will likely require additional capital expenditures primarily for capacity enhancements and coverage improvements. Additionally, to the extent we decide to expand our network or deploy next generation technologies, we may also require additional financing to fund these projects.

Capital Resources

As of December 31, 2004, the Company had $15.9 million of cash and cash equivalents and $94.1 million of short-term investment securities.

While we do not currently anticipate the need to raise additional capital to meet our operating and capital expenditure requirements in the foreseeable future, our funding status is dependent on a number of factors influencing projections of operating cash flows, including those related to gross new subscriber additions, subscriber turnover, revenues, selling and marketing cost, bad debt expense, and roaming revenue and cost. Further, we believe that the cash and short-term investment securities on hand plus the additional liquidity that we expect to generate from operations will be sufficient to meet the cash requirements of the business including capital expenditures, operating losses, cash interest payments and working capital needs for at least the next twelve months. Should actual results differ significantly from our current assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital, which may not be available to us or may not be available on acceptable terms.

Further, if we fail to satisfy the covenants and other requirements contained in our indentures governing our outstanding notes, our debts could become immediately payable at a time when we are unable to pay them, without additional capital.

Contractual Obligations

The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to the non-cancelable operating lease agreements for office space, cell sites, vehicles, office equipment and purchase obligations. Expected future minimum contractual cash obligations for the next five years and in the aggregate at September 30, 2004 giving effect to changes made as a result of note offering and purchase commitments, are as follows (dollars in thousands):

	Payments Due By Period for Years Ending September 30,
	Total	2005	2006	2007	2008	2009	Thereafter
9 3/8% Notes, principal	159,035	—	—	—	—	159,035	—
9 3/8% Notes, interest	77,032	14,909	14,909	14,909	14,909	17,396	—
Floating rate notes, principal	175,000	—	—	—	—	—	175,000
Floating rate notes, interest (1)	79,625	10,427	11,375	11,375	11,375	11,375	23,698
Operating leases (2)	88,959	16,895	12,764	10,812	9,770	8,905	29,813
Purchase Obligations (3)	80,000	23,320	27,623	11,223	11,223	6,611	—

	$659,651	$65,551	$66,671	$48,319	$47,277	$203,322	$228,511

(1)	Interest repayments are based upon borrowings outstanding at a rate of 6.5%. The 3 month LIBOR rate was assumed to be 2.75% over the term of the notes.

(2)	Operating leases do not include payments due under renewals to the original lease term.

(3)	The Agreement requires the Company to purchase a minimum dollar amount of products and services from a third party from October 1, 2004 to September 30, 2009 in order to receive discounts provided in the Agreement and to not be required to refund the discounts provided to the Company pursuant to the Agreement.

On February 20, 2004, the Company issued approximately $159.0 million in aggregate principal amount of 9 3/8% notes that mature on September 1, 2009 and shares of common stock representing approximately 56.0% of the shares of our common stock issued and outstanding immediately after the recapitalization in exchange for 13 1/2% senior subordinated notes in an aggregate principal amount of $298.2 million. The 9 3/8% Notes began accruing interest on January 1, 2004, and interest is payable each January 1 and July 1. Interest payments began on July 1, 2004. The Company may redeem some or all of the 9 3/8% Notes at any time on or after January 1, 2006 at specified redemption prices.

The 9 3/8% Notes are subordinated to up to $175.0 million of the Company’s senior debt under its senior facility and are fully and unconditionally guaranteed on a senior subordinated basis by the Company’s subsidiaries that guarantee the Company’s obligations under the first priority senior secured floating rate notes due 2011. In addition, the 9 3/8% Notes are secured by a second-priority lien, subject to certain exceptions and permitted liens, on all the collateral that secures the Company’s and its guarantor subsidiaries’ obligations under the Company’s first priority senior secured floating rate notes due 2011. If the Company undergoes a change of control (as defined in the indenture that governs the 9 3/8% Notes), then it must make an offer to repurchase the 9 3/8% Notes at 101% of the principal amount of the notes then outstanding.

The 9 3/8% Notes contain covenants, subject to certain exceptions, that prohibit the Company’s ability to, among other things, incur more debt; create liens; repurchase stock and make certain investments; pay dividends, make loans or transfer property or assets; enter into sale and leaseback transactions, transfer or dispose of substantially all of the Company’s assets; or engage in transactions with affiliates. Some exceptions to the restrictions on the Company’s ability to incur more debt include: up to $175.0 million of indebtedness under the Company’s first priority,\ senior secured floating rate notes due 2011; up to $5.0 million of capital lease obligations; and up to $50.0 million of additional general indebtedness. At December 31, 2004, the Company was in compliance in all material respects with covenants contained in the note indenture.

On October 25, 2004, the Company issued $175.0 million of first priority senior secured floating rate notes due 2011 at par value. The notes bear interest at a rate equal to the three-month London Interbank Borrowed Rate (“LIBOR”) plus 3.75%, reset quarterly. Proceeds from the notes were used to repay and terminate the Company’s $131.2 million senior credit facility (also at LIBOR plus 3.75%), redeem the Company’s $1.8 million 13 1/2% senior subordinated discount notes due 2009, and for general corporate purposes. In October 2004, the Company incurred and capitalized $4.7 million of fees and expenses related to the $175 million note offering and expensed previously paid transaction fees related to the credit facility and the 13 1/2% notes totaling $3.0 million.

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

The notes contain covenants, subject to certain exceptions, that restrict the Company’s ability to, among other things, incur more debt; create liens; repurchase stock and make certain investments; pay dividends, make loans or transfer property or assets; enter into sale and leaseback transactions; transfer or dispose of substantially all of the Company’s assets; or engage in transactions with affiliates. Notwithstanding the covenants restricting the ability of the Company to incur debt, the Company is permitted to, among other things, incur up to $50.0 million of additional indebtedness, including additional notes, and other obligations that may also be secured by liens on the collateral that are pari passu with the first priority liens securing the $175.0 million notes. If the Company undergoes a change of control (as defined in the indenture that governs the notes), then it must make an offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest. At December 31, 2004, the Company was in compliance in all material respects with covenants contained in the note indenture.

On January 11, 2005, the Company began soliciting consents from holders of its notes to proposed amendments to certain provisions of the Indentures governing the notes. The consent solicitation is related to amendments to the Indentures governing the notes so that neither AirGate nor Alamosa will be required to make a repurchase offer for the notes upon completion of the merger. On January 25, 2005, the consent solicitation expired and the Company received consents representing 97% and 92% of the aggregate principal amount of outstanding 9 3/8% Notes and Floating Rates Notes, respectively. As a result, the Company has received the necessary approval of the holders of each series of notes to the proposed amendment to each of the respective Indentures under which the notes were issued.

The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose variable interest entities or commodity contracts.

As of December 31, 2004, two major credit rating agencies rate the Company’s debt. The ratings were as follows:

Type of facility	S&P	Moody’s
9 3/8% Notes	CCC-	Caal
Floating Rate Notes	CCC+	B2

On February 3, 2005, Standard & Poor’s Ratings Service raised its ratings on the Company, including the corporate credit rating, which was raised to ‘B-‘ from ‘CCC+’. Other ratings on the Company were also raised. The rating on the 9 3/8% notes was raised to ‘CCC’ from ‘CCC-‘ and the rating on the Floating Rate Notes was raised to ‘B-‘ from ‘CCC+.’

Related Party Transactions

Transactions with Sprint

See Note 5 to the consolidated financial statements for a description of transactions with Sprint.

Item 3. Quantitative And Qualitative Disclosure About Market Risk

In the normal course of business, the Company’s operations are exposed to interest rate risk on its Floating Rate Notes and any future financing requirements. The Company’s fixed rate debt consists primarily of the 9 3/8 % Notes. The Company’s variable rate debt consists of the Floating Rate Notes. As of December 31, 2004, the weighted average interest rate under the Floating Rate Notes was 6.30%. Our primary interest rate risk exposures relate to: (i) the interest rate on long-term borrowings; (ii) our ability to refinance the notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and covenants under our debt instruments.

The following table presents the estimated future balances of outstanding long-term debt projected at the end of each period and future required annual principal payments for each period then ended associated with the 9 3/8% notes and Floating Rate Notes based on projected levels of long-term indebtedness (dollars in thousands):

	Years Ending September 30,
	2005	2006	2007	2008	2009	Thereafter
9 3/8% Notes	$159,035	$159,035	$159,035	$159,035	$—	—
Fixed interest rate	9.375%	9.375%	9.375%	9.375%	9.375%	—
Principal payments	—	—	—	—	159,035	—

Floating Rate Notes (1)	$175,000	$175,000	$175,000	$175,000	$175,000	$175,000
Variable interest rate	6.5%	6.5%	6.5%	6.5%	6.5%
Principal payments	$—	$—	$—	$—	$—	$175,000

(1)	The interest rate on the Floating Rate Notes equals LIBOR plus 3.75%. LIBOR is assumed to equal 2.75% for all periods presented. A 1% increase (decrease) in the variable interest rate would result in a $11.9 million increase (decrease) in the related interest expense over the balance of the Floating Rate Note’s term as of December 31, 2004.

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

As of the end of the period covered by this report, December 31, 2004 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Although the Company acknowledges its responsibility for all of its internal controls, because of our reliance on Sprint for financial information, we depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint’s other network partners. As part of this control process, Sprint engages its service auditors to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for the Reporting and Financial Settlement Process” under guidance provided in Statement of Auditing Standards No. 70 (“Type II SAS 70 reports”). The Type II SAS 70 reports are provided to us semi-annually and cover our entire fiscal year.

There was no change in the Company’s internal control over financial reporting during the first quarter of fiscal year 2005 identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We refer you to information discussed above in Evaluation of Disclosure Controls and Procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to the consolidated financial statements in this document.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

31.1	Rule 13a-14(a) certification of Chief Executive Officer of AirGate filed in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) certification of Chief Financial Officer of AirGate filed in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of Chief Executive Officer of AirGate furnished in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of Chief Financial Officer of AirGate furnished in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.

AIRGATE PCS, INC.
By:	/s/ William J. Loughman
William J. Loughman
Title:Chief Financial Officer (Duly Authorized Officer, Principal Financial and Chief Accounting Officer)

Date: February 8, 2005