Form 10-K/A
period 2004-09-30
AIRGATE PCS INC /DE/
filed 2005-02-15
CIK 1086844

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE
PART III
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND OFFICERS
SIGNATURES
EX-10.29 AMENDED AND RESTATED COMPENSATION PLAN
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Annual Report on Form 10-K (the “Annual Report”) is solely for the purpose of supplementing the Annual Report by including Part III disclosure instead of incorporation by reference to the definitive proxy statement for AirGate’s annual shareholder meeting, to update the signature page and refile Exhibits 31.1 and 31.2. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as described above.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

Our Executive Officers and Directors

     The following table presents information with respect to our executive officers and directors:

Name	Age	Position
Thomas M. Dougherty	60	President and Chief Executive Officer and Director
Robert A. Ferchat	70	Chairman
Max D. Hopper	70	Director
Timothy M. O’Brien	54	Director
John W. Risner	45	Director
Gail S. Schoettler	61	Director
Stephen R. Stetz	62	Director
Johnny Crawford	38	Vice President of Engineering and Network Operations
Roy E. Hadley, Jr.	41	Vice President, General Counsel and Secretary
Charles S. Goldfarb	40	Vice President of Sales — Southeast Region
Dennis D. Lee	54	Vice President, Human Resources
William J. Loughman	49	Vice President and Chief Financial Officer
Jonathan M. Pfohl	38	Vice President, Marketing and New Products

Thomas M. Dougherty has served as one of our directors since April 1999 and has been our president and chief executive officer since April 1999. From March 1997 to April 1999, Mr. Dougherty was a senior executive of Sprint PCS. From June 1996 to March 1997, Mr. Dougherty served as executive vice president and chief operating officer of Chase Telecommunications, a personal communications services company. Mr. Dougherty served as president and chief operating officer of Cook Inlet BellSouth PCS, L.P., a start-up wireless communications company, from November 1995 to June 1996. Prior to October 1995, Mr. Dougherty was vice president and chief operating officer of BellSouth Mobility DCS Corporation, a PCS company.

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

Max D. Hopper has been a director since April 2004. Mr. Hopper founded the firm, Max D. Hopper Associates, Inc., in 1995 after retiring from AMR Corporation. During Mr. Hopper’s 20-year tenure at AMR, he served as chief executive officer, chief information officer, chairman of The SABRE Group and senior vice president. Previously, Mr. Hopper was executive vice president for Bank of America from 1982 through 1985, where he was the chief information officer. Mr. Hopper launched his professional systems career at Shell Oil in 1960 and served with EDS and United Airlines prior to joining American Airlines in 1972. Mr. Hopper is on the board of Gartner Group, United Stationers, Inc. and Perficient.

Timothy M. O’Brien has served as a member of our Board of Directors since May 2004. He currently serves as a consultant, providing advice and direction on the requirements and implementation of the Sarbanes-Oxley Act of 2002. He also serves on the Investment Advisory Council of the Alaska State Pension Investment Board. From 1999 to 2003 Mr. O’Brien was Chief Executive Officer of the American Humane Association, where he aligned the administration activities and functions of the organization. From 1995 to 1999 Mr. O’Brien’s primary focus was investment consulting and fiduciary audits for William M. Mercer Investment Consulting. From 1984 to 1995 he served as State Auditor for the State of Colorado, and from 1973 to 1984 he worked in public accounting and auditing. Mr. O’Brien is a Certified Public Accountant and Chartered Financial Analyst.

John W. Risner has served as a member of our board of directors since February 2004. He is currently the executive director of The Children’s Tumor Foundation, formerly The National Neurofibromatosis Foundation, which he joined in 2002. From 1997 to 2002, he served as senior vice president-senior portfolio manager-high yield bonds for AIG Global Investment Management. Prior to that, Mr. Risner was vice president-senior portfolio manager-high yield and convertible bonds at Value Line Asset Management, a money management firm, where he worked from 1991 to 1997. Mr. Risner is a director and member of the Audit Committee of NII Holdings, Inc., which provides digital wireless communication services targeted at business customers outside of the United States. As of November 30, 2003, Nextel Communications, Inc. beneficially owned approximately 18.2% of the common stock of NII Holdings, Inc. Mr. Risner is a Chartered Financial Analyst.

Gail S. Schoettler, Ph.D. has served as a member of our board of directors since April 2004. Dr. Schoettler served as the United States Ambassador to the World Radiocommunication Conference, where she was responsible for negotiating a key telecommunications treaty and was head of the United States Department of Defense’s presidential transition for global communications, security and intelligence. From 1995 to 1999 Dr. Schoettler was Lt. Governor of Colorado and from 1987 to 1995 was State Treasurer of Colorado. She has started several banks and helps manage her family’s cattle ranch, vineyards and real estate interests. She is chair of the board and chair of the corporate governance committee of Fischer Imaging Corp., chair of the corporate governance committee of CancerVax Corp., and a director and chair of the corporate governance and compensation committee of Aspen Bio, Inc.

Stephen R. Stetz has been a director since February 2003. Mr. Stetz also is President and Managing Director of Matterhorn Strategic Partners, LLC, a strategic and financial advisory firm co-founded by Mr. Stetz that specializes in mergers and acquisitions, and has held such position since May 2002. From July 2000 to April 2002, Mr. Stetz consulted on strategic and financial issues with a number of companies. From 1965 until June 2000, Mr. Stetz served in various positions at Monsanto Company. From September 1999 until June 2000, Mr. Stetz served as Vice President, Strategic Initiatives. From November 1998 until August 1999, Mr. Stetz served as Vice President and Chief Financial Officer of Monsanto’s Agriculture Company and from October 1996 until September 1998, Mr. Stetz served as Vice President, Mergers & Acquisitions/ Licensing. During this time, Monsanto announced more than fifty transactions with an aggregate value of over $75 billion. Prior to 1996, Mr. Stetz held various positions at Monsanto Company in Corporate Finance and Budgeting, Treasury, International, Strategic Planning, Research and Development and Manufacturing. He has a Bachelor of Science in Chemical Engineering from the University of Notre Dame and a Masters in Business Administration from the University of West Florida.

Johnny Crawford has served as our vice president of engineering and network operations since September 2004 and as a director in our engineering group since 1998. Prior to joining AirGate, Mr. Crawford was employed by Sprint PCS as an engineering area manager and worked in various engineering capacities at Sprint Cellular and its predecessors. Mr. Crawford attended Greenville Tech in Greenville, South Carolina, where he majored in mechanical engineering.

Roy E. Hadley, Jr. has been our vice president, general counsel and corporate secretary since July 2004. He served as chief privacy officer, vice president, legal department of WorldTravel BTI from July 2001 to July 2004, as senior counsel of Turner Entertainment Group/AOL Time Warner, Inc. from January 1999 to May 2001 and as associate commercial counsel of MCI WorldCom, Inc. from March 1995 to December 1998. Mr. Hadley joined the law firm of Long, Aldridge and Norman upon graduation, where he practiced in the area of general corporate and securities law for 6 years. For a period during that time he also served as special counsel to the president of the American Bar Association.

Charles S. Goldfarb has been our vice president – indirect sales since September 2004 and was our vice president of sales, southeast region from January 2000 to August 2004. From September 1991 to January 2000, Mr. Goldfarb worked at Paging Network Inc. as its area vice president and general manager for the Virginia, North Carolina and South Carolina region. Mr. Goldfarb has over 15 years of wireless experience and has been successful in numerous start-up markets. Prior to his wireless experience, Mr. Goldfarb worked at ITT Financial Services as its assistant vice president of operations in the Washington, D.C. area.

Dennis D. Lee has been our vice president of human resources since September 2002. Prior to joining AirGate, from May 2000 to August 2002, Mr. Lee was senior vice president of compensation and executive benefits at SunTrust Banks, Inc., where he was responsible for the design, development and administration of all broad-based employee compensation and executive benefits programs. From May 1978 to May 2000, Mr. Lee served in a number of leadership roles at Wachovia Corporation, including manager of direct compensation, director of compensation and benefits, human resources manager for the Corporate Financial Services Division and senior consultant in the Executive Services Group. From 1973 to 1978 Mr. Lee held various positions at John Harland Company in the Printing Operations Division and the Personnel Department. Mr. Lee has 30 years of diversified human resources experience. Mr. Lee holds a B.B.A. (1973) from the University of Georgia.

William J. Loughman has been our vice president and chief financial officer since July 2004. Mr. Loughman joined the Finance Department of AirGate PCS, Inc with over 25 years of finance and operations experience, primarily in the telecommunications industry. Prior to joining AirGate, he was with o2wireless Solutions from April 1998 to December 2003, where he held various positions, including president and chief executive officer, chief operating officer and chief financial officer. He has also held various financial and operations positions with AT&T Wireless from 1996 to 1998, Motorola from 1993 to 1996, Bell Atlantic from 1988 to 1993 and Cellular One from 1985 to 1988.

Jonathan M. Pfohl has been our vice president of marketing and new products since September 1, 2004 and was vice president, finance from December 2002 to August 2004. From January 2001 to December 2002 he was vice president, sales and operations. Mr. Pfohl joined us in June 1999 as our vice president, financial operations. Prior to joining AirGate, Mr. Pfohl was responsible for oversight of regional financial and planning activities at Sprint PCS. He has over 14 years of wireless telecommunications industry experience, including financial and strategic planning roles at Frontier Corporation.

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

Based solely on a review of the copies of these reports furnished to us or written representations that no other reports were required, we believe that during fiscal year 2004, all directors, executive officers and greater than ten percent beneficial owners complied with these requirements.

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

Audit Committee Financial Expert

The Audit Committee is comprised of Robert A. Ferchat, Timothy M. O’Brien, John W. Risner and Stephen R. Stetz. Each member of the Audit Committee is independent and financially literate in the judgment of our Board of Directors and as required by the Sarbanes-Oxley Act and applicable SEC and NASDAQ rules. The board has also determined that each of Messrs. Ferchat and Stetz are an “audit committee financial expert,” as defined under SEC regulations. Each Audit Committee member is independent of management of AirGate.

ITEM 11. Executive Compensation.

Directors’ Compensation

During the first quarter of fiscal year 2003 AirGate engaged the services of an executive compensation consulting firm to review the compensation plan for our non-employee directors. The consulting firm reviewed, among other things, the non-employee director compensation practices of similarly sized companies within and outside of our industry as well as unique factors specific to our company. Based on this review and the recommendations of management and the consulting firm, we adopted the AirGate PCS, Inc. Non-Employee Director Compensation Plan, dated January 22, 2003 (the “Director Plan”) to increase compensation for our non-employee directors. As amended, for each plan year (beginning on the day of an annual meeting of our shareholders and ending on the day immediately preceding the date of our next annual meeting) each non-employee director who chaired one or more committees of our board of directors received an annual retainer of $15,000, an increase over the previous $12,000 annual retainer. All other non-employee directors received a $10,000 annual retainer. The amendment also added meeting fees for board and committee meetings as follows: (i) full-day (more than four hours) meeting, $3,000; (ii) one-half day meetings, $1,500; (iii) full-day telephonic meetings, $1,500 and (iv) one-half day telephonic meetings, $750. In addition, as an inducement for and in recognition of their board service during this difficult period of our company’s development, directors who continued to serve (continuing directors) were to be paid an additional special retainer of $12,500 every six months until December 1, 2004. Finally, the initial stock option grant to non-employee directors was increased to 2,000 shares from 1,000 shares and the annual stock option grant was increased to 1,500 shares from 1,000 shares. (These share amounts are adjusted to reflect our one-for-five reverse stock split on February 13, 2004.)

In December 2003, the compensation and governance committee engaged a compensation consulting firm to conduct a follow-up review of compensation for non-employee directors. The factors that led to this review included a desire to ensure that the design features of our non-employee director compensation plan were consistent with those endorsed by the National Association of Corporate Directors and the need to attract four new qualified directors following the completion of our debt restructuring. The consulting firm reviewed, among other things, the director compensation plans of companies within our peer group, as well as director compensation practices among public telecommunications companies generating similar revenues. Based upon this review, the consulting firm recommended that the Company amend the Director Plan to provide for higher retainers but lower per meeting fees. In addition, the consulting firm recommended that, for equity compensation, the Company award non-employee directors restricted stock units rather than granting them stock options. As a result of these recommendations, the Company amended the Director Plan effective April 7, 2004. The AirGate PCS, Inc. Amended and Restated Director Compensation Plan increased the annual retainers, reduced meeting fees and provided for the award of restricted stock units. For each plan year (beginning on the day of an annual meeting of our shareholders and ending on the day immediately preceding the date of our next annual meeting), the chair of the board of directors (“lead director”) will receive an annual retainer of $30,000, the chair of the audit committee will receive an annual retainer of $26,000, and the chair of the compensation and governance committee will receive an annual retainer of $25,000. All other non-employee directors will receive an annual retainer fee of $20,000. If the lead director also serves as chair of either the audit committee or the compensation and governance committee, he/she will receive the additional retainer fee attributable to serving as chair of the committee. Annual retainer fees will be paid to non-employee directors in monthly installments. Meeting fees for board and committee meetings will be as follows: (i) full-day (more than four hours) meetings, $1,500, (ii) telephonic meetings, $750; (iii) committee meetings, $1,000; and (iv) telephonic committee meetings, $500. Non-employee directors will not receive additional meeting fees for committee meetings held on the same day as board meetings. Finally, the Amended and Restated Director Compensation Plan replaces the initial stock option grant for new non-employee directors joining our board with an initial award of 1,000 restricted stock units and replaces the annual stock option grants for non-employee directors with an annual award of restricted stock units with an equivalent value of $10,000.00 on the date of the award.. The special retainer provided to Messrs. Ferchat and Stetz (continuing directors) under the Director Plan was discontinued on April 8, 2004 and is not included as a part of this plan.

Director Compensation for Last Fiscal Year

The following table shows the cash compensation paid by us to our non-employee directors during the fiscal year ended September 30, 2004.

	Cash Compensation
	Annual	Meeting	Consulting Fees/
Name	Retainer Fees($)	Fees($)	Other Fees($)	Total
Robert A. Ferchat	$41,900	$54,000	$—	$95,900
Max D. Hopper	9,667	11,500		21,167
Timothy M. O’Brien	9,742	10,823		20,565
John W. Risner	10,954	16,214		27,168
Gail S. Schoettler	9,667	13,000		22,667
Stephen R. Stetz	$37,333	$55,250	$—	$92,583

Summary Compensation Table

The following table shows the cash compensation paid by us, as well as certain other compensation paid or accrued, to the chief executive officer and our four other highest paid executive officers who were serving as such on September 30, 2004 and who received compensation in excess of $100,000 The following table also shows the compensation paid to Barbara L. Blackford, who was our Vice President, General Counsel and Secretary, until March 26, 2004 and to William H. Seippel, who was our Vice President and Chief Financial Officer until March 26, 2004. We refer to each of these persons as “Named Executive Officers” and set forth their compensation information for the fiscal years ended September 30, 2004, 2003 and 2002.

					Restricted Stock	Securities Underlying	All Other
			Bonus	Other Annual	Award(s)	Options/	Compensation
	Year	Salary ($)	($)(1)	Compensation($)	($)(2)	(#)	($)(3)
Thomas M. Dougherty(4)	2004	$360,000	$805,000	$ —	$398,250—	75,000	$9,032
President and Chief	2003	340,000	1,145,800	—	—	100,000	8,527
Executive Officer	2002	314,038	785,800	—	70,040	75,000	8,484
William J. Loughman	2004	35,807	34,000	—	213,600	45,000	71
Chief Financial Officer	2003	—	—	—	—	—	—
	2002	—	—	—	—	—	—
Roy E. Hadley, Jr.	2004	43,846	60,000	—	142,400	30,000	39
Vice President, General	2003	—	—	—	—	—	—
Counsel and Secretary	2002	—	—	—	—	—	—
David C. Roberts	2004	218,000	185,000	—	318,600	60,000	8,167
Vice President,	2003	199,000	166,300	—	—	36,000	10,402
Engineering and	2002	196,199	25,500	—	28,016	27,000	9,445
Network Operations
Jonathan M. Pfohl	2004	194,000	164,200	—	151,335	28,500	138
Vice President, Sales	2003	188,000	156,600	—	—	36,000	8,808
Operations	2002	183,000	24,000	—	38,522	27,000	8,640
William H. Seippel	2004	135,385	60,700	—	—	—	6,305
Former Chief Financial	2003	232,164	162,800	—	19,200	14,000	252,180
Officer	2002	—	—	—	—	—	—
Barbara L. Blackford	2004	107,323	61,900	—	—	—	7,833
Former Vice President,	2003	218,000	153,400	—	—	7,200	657
General Counsel and	2002	212,808	28,100	—	28,016	5,400	8,329
Secretary

(1)	For fiscal year 2004, the amounts disclosed include that portion of each named executive officer’s fiscal year 2003 annual bonus award that was not earned during fiscal year 2003. This bonus award was payable only upon the successful completion of the financial restructuring that occurred in February 2004. Such amount for each of the named executive officers is as follows: for Mr. Dougherty $115,000; for Mr. Seippel $60,700; for Ms. Blackford $61,900; for Mr. Roberts $53,400 and for Mr. Pfohl $42,300.

(2)	For 2004, amounts included above represent the fair market value of AirGate common shares underlying the performance restricted stock unit awards on the date they were awarded. Messrs. Dougherty and Pfohl received their awards on April 8, 2004 and the closing price of our common stock on that date was $15.93 per share. Messrs. Loughman and Hadley received their awards on August 11, 2004 and the closing price of our common stock on that date was $14.24 per share. These performance restricted stock units have a performance restriction, a three-year cumulative EBITDA goal, and a time restriction, the third anniversary date of the award. Each restriction must be satisfied for the awards to vest at which time the restricted stock units will be converted to AirGate common shares and unencumbered ownership thereof transferred to each executive.

For 2003, with respect to Mr. Seippel, amounts included above represent the fair market value of the shares underlying the restricted stock award on the date they were awarded, October 24, 2002, which was $3.20 on a post-split basis. 25% of this restricted stock award vested on the first anniversary date of the award and the remaining shares will vest ratably in 25% installments on each anniversary date thereafter. Dividends will not be paid on the restricted stock. As of September 30, 2003, Mr. Seippel held 6,000 shares on a post-split basis of restricted stock worth $72,600. This value is based on the closing price of our common stock on September 30, 2003, which was $12.10 on a post-split basis.

For 2002, with respect to all named executive officers excluding Mr. Seippel, amounts included above represent the fair market value of the shares underlying the restricted stock awards on the date they were awarded, January 10, 2002, based on the closing price of our common stock on that date, which was $35.02. 50% of the shares underlying the restricted stock awards vested on November 1, 2002 and the remaining 50% of the shares vested on November 1, 2003. Dividends were not paid on the restricted stock. As of September 30, 2004, Mr. Dougherty held 400 shares of restricted stock worth $7,840, Ms. Blackford held 160 shares of restricted stock worth $3,136, Mr. Roberts held 160 shares of restricted stock worth $3,136 and Mr. Pfohl held 220 shares of restricted stock worth $4,312.

The above values are based on the closing price of our common stock on September 30, 2004, which was $19.60. With respect to Mr. Seippel, amounts included above represent the fair market value of the shares underlying the restricted stock award on the date they were awarded, October 24, 2002, which was $0.62. 25% of this restricted stock award vested on the first anniversary date of the award and the remaining shares vest ratably in 25% installments on each anniversary date thereafter. Dividends will not be paid on the restricted stock.

As of September 30, 2004, Mr. Seippel held 6,000 shares of restricted stock worth $117,600. This value is based on the closing price of our common stock on September 30, 2004, which was $19.60.

(3)	Amounts contributed by us on behalf of each executive to the AirGate PCS, Inc. 401(k) Retirement Plan and premiums paid on behalf of each executive for group term life insurance. Amounts contributed by the Company on behalf of each executive to the AirGate PCS, Inc. 401(k) Retirement Plan are as follows: $8,200 for Mr. Dougherty, $5,945 for Mr. Seippel, $7,680 for Ms. Blackford, $8,200 for Mr. Roberts and $9,874 for Mr. Pfohl.

(4)	For fiscal year 2004, includes a $330,000 annual bonus award pursuant to the AirGate PCS, Inc. 2004 Executive Bonus Plan, $115,000 bonus award pursuant to the AirGate PCS, Inc. 2003 Executive Bonus Plan and $360,000 paid pursuant to a retention bonus agreement entered into on May 4, 2000, as described below. For fiscal year 2003, includes a $328,000 annual bonus award pursuant to the AirGate PCS, Inc. 2003 Executive Bonus Plan and $720,000 paid pursuant to the aforesaid agreement. For fiscal year 2002, includes a $65,800 annual bonus award and $720,000 paid pursuant to the aforesaid agreement.

Employment and Severance Agreements

We entered into an employment agreement with Thomas M. Dougherty, our chief executive officer with a five-year term that ended April 15, 2004. Under the terms of that agreement Mr. Dougherty was eligible to receive an annual bonus of at least 50% of his base salary. As set forth in the agreement, Mr. Dougherty was guaranteed an annual increase in his base salary of at least $20,000. Therefore, the compensation and governance committee recommended and the board approved a $20,000 annual increase to Mr. Dougherty’s base salary effective December 1, 2003 that set his new annual base salary at $345,000. Under that employment agreement Mr. Dougherty was entitled to participate in any executive benefit/perquisite we establish at a minimum aggregate payment of $15,000 per year. Pursuant to this employment agreement, Mr. Dougherty initially was awarded a stock option exercisable for 60,000 shares of common stock. This stock option vested with respect to 25% of the underlying shares of common stock on the date Mr. Dougherty commenced his employment with us, April 15, 1999, and such vested options became exercisable on April 15, 2000. The remaining 75% of the shares of common stock subject to the initial stock option vest in 15 equal quarterly installments beginning June 30, 2000. The exercise price of the initial stock option granted to Mr. Dougherty was $70.00 per share. As of September 4, 2003, Mr. Dougherty surrendered (returned to AirGate) outstanding and unexercised options for 37,142 shares that were part of the initial April 15, 1999 stock option grant. In addition, under his employment agreement which expired on April 15, 2004, Mr. Dougherty was eligible to participate in all employee benefit plans and policies.

On May 4, 2000, we entered into a retention bonus agreement with Mr. Dougherty. This agreement was intended to pay Mr. Dougherty the difference between the initial 60,000 option grant at $10.00 a share and the actual grant price of $70.00 a share. The timing of the payments matched the vesting of the initial 60,000 shares option grant. As a result, Mr. Dougherty received periodic payments totaling $3.6 million, which were paid on specified payment dates from April 15, 2000 to January 15, 2004. During fiscal year 2004, Mr. Dougherty received payments of $360,000 under this agreement.

On December 7, 2004, AirGate entered into a new employment agreement with Mr. Dougherty. This new employment agreement is for a one-year term, with automatic one-year extensions on the anniversary of such date. Mr. Dougherty is eligible to receive an annual cash bonus under AirGate’s executive bonus plan based on achievement of performance goals established by the compensation committee of AirGate’s board of directors. The compensation committee set Mr. Dougherty’s targeted bonus at 65% of his base salary, which was set at $360,000.

His new employment agreement provides that AirGate may terminate Mr. Dougherty’s employment with or without cause, as defined in the agreement, at any time. The agreement also provides that Mr. Dougherty may at any time terminate his employment for good reason, as defined in the agreement, or for no reason. If AirGate terminates Mr. Dougherty’s employment without cause or Mr. Dougherty terminates his employment for good reason, he is entitled to receive:

•	all compensation and benefits earned through the date of termination,

•	if the date of termination occurs

•	before or more than a year after a change of control, as defined in the agreement, one year’s base salary plus Mr. Dougherty’s target bonus for that year, or

•	within a year after a change of control, three years’ base salary, and

•	18 months of health and other benefits.

In the event of Mr. Dougherty’s death, his spouse is entitled to twelve months’ base salary and health and other benefits for one year. Mr. Dougherty agreed to certain customary non-compete restrictions on his present and future employment for either (x) one year after his termination (if his termination occurs before or more than a year after a change of control) or (y) three years after his termination (if his termination occurs within a year after a change of control).

Mr. Dougherty also agreed to reasonably cooperate with and provide reasonable assistance to AirGate for two years following his termination so long as such cooperation does not impede his ability to meet his obligations or duties to his then current employer. In connection with such cooperation, AirGate agreed to compensate Mr. Dougherty for his services, pay any costs or expenses incurred in connection with such cooperation, and provide indemnity for any legal matters resulting from his cooperation.

On December 7, 2004, AirGate also entered into employment agreements with William A. Loughman, AirGate’s Vice President and Chief Financial Officer, and Roy A. Hadley, AirGate’s Vice President, General Counsel and Secretary. The employment agreements formalized the terms of employment originally set forth in offer letters to Messrs. Loughman and Hadley, dated July 7, 2004 and June 18, 2004, respectively. Each employment agreement is for a one-year term, with automatic one-year extensions on the anniversary of such date. Each of Messrs. Loughman and Hadley is eligible to receive an annual cash bonus based on achievement of performance goals established by the compensation committee of AirGate’s board of directors. The compensation committee set each of Messrs. Loughman’s and Hadley’s targeted bonus at 40% of their respective base salary, which was $220,000 for Mr. Loughman and $190,000 for Mr. Hadley.

Each employment agreement provides that AirGate may terminate Messrs. Loughman’s or Hadley’s employment with or without cause, as defined in the agreement, at any time. Each agreement also provides that Messrs. Loughman or Hadley may at any time terminate his employment for good reason, as defined in the agreement, or for no reason. If AirGate terminates Messrs. Loughman’s or Hadley’s employment without cause or Messrs. Loughman or Hadley terminates his employment for good reason, he is entitled to receive:

•	all compensation and benefits earned through the date of termination,

•	if the date of termination occurs before or more than a year after a change of control, as defined in the agreement, one year’s base salary plus his target bonus for that year, or

•	within a year after a change of control, two years’ base salary, and

•	18 months of health and other benefits.

Messrs. Loughman and Hadley each agreed to certain customary non-compete restrictions on his present and future employment for either (x) one year after his termination (if his termination occurs before or more than a year after a change of control) or (y) two years after his termination (if his termination occurs within a year after a change of control).

Messrs. Loughman and Hadley also each agreed to cooperate with and provide assistance to AirGate for two years following his termination so long as such cooperation does not impede his ability to meet his obligations or duties to his then current employer. In connection with such cooperation, AirGate agreed to compensate each of Messrs. Loughman and Hadley for his services and pay any costs or expenses incurred in connection with such cooperation.

Option/SAR Grants During the Last Fiscal Year

The following table sets forth information regarding option grants to the Named Executive Officers during the last fiscal year.

Option Grants in Last Fiscal Year(1)

					Potential Realized Value at
					Assumed Annual Rates of
					Stock Price Appreciation for
	Number of	% of Total			Option Term (10 Years) (2)
	Securities	Options
Name	Underlying Options	Granted	Exercise Price	Expiration Date	5%	10%
Thomas M. Dougherty	75,000	15.9%	$15.93	4/2014	$751,372	$1,904,124
William J.Loughman	45,000	9.5%	$14.24	8/2014	$402,996	$1,021,270
Roy E. Hadley, Jr.	30,000	6.4%	$14.24	8/2014	$268,664	$680,847
David C. Roberts	60,000	12.7%	$15.93	4/2014	$601,097	$1,523,299
Jonathan M. Pfohl	28,500	6.0%	$15.93	4/2014	$285,521	$723,567
William H. Seippel	0	0.0%	$—	—	—	—
Barbara L. Blackford	0	0.0%	$—	—	—	—

	243,000	64.0%

(1)	These options vest in four equal annual installments. Vesting may be accelerated upon the occurrence of both of the following: (i) a change of control, which would include the recapitalization plan and (ii) termination of employment by the Company without cause, or by the executive with “good reason,” within two years of the change of control.

(2)	Assumes stock price appreciation from the value on the date of grant, which is the exercise price.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value Table

The following table sets forth information concerning the value as of September 30, 2004 of options held by the Named Executive Officers.

Aggregated Option Exercises in Last Fiscal Year

Number of
Securities
			Underlying	Value of Unexercised
			Unexercised	In-the-Money
			Options at Fiscal	Options at Fiscal
			Year-End	Year-End
	Shares Acquired		(exercisable/	(exercisable/
Name	on Exercise	Value Realized(1)	unexercisable)	unexercisable)(2)
Thomas M. Dougherty	—	$—	5,000/90,000	$77,500/507,750
Willian J. Loughman	—	$—	—/45,000	$ —/241,200
Roy E. Hadley, Jr.	—	$—	—/30,000	$ —/160,800
David C. Roberts	—	$—	1,800/65,400	$27,900/303,900
Jonathan M. Pfohl	—	$—	1,800/33,900	$27,900/188,295
William H. Seippel	7,000	$102,550	—/—	$ —/—
Barbara L. Blackford	—	$—	—/—	$ —/—

(1)	Based upon the market price of the purchased shares on the exercise date less the option exercise price paid for such shares.

(2)	The values of the unexercised in-the-money options were calculated by multiplying the number of shares of common stock underlying the options by the difference between $19.60, which was the closing market price of our common stock on September 30, 2004, and the option exercise price.

Compensation and Governance Committee Interlocks and Insider Participation

None of the members of the Compensation and Governance Committee was an officer or employee of AirGate or had any relationship with us that requires disclosure under SEC regulations.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about AirGate common stock that may be issued under all of AirGate’s existing equity compensation plans as of September 30, 2004.

				(c) Number of
				Securities
				Remaining Available
	(a) Number of			for
	Securities to be			Future Issuance Under
	Issued		(b) Weighted Average	Equity Compensation		(d) Total of
	Upon Exercise of		Exercise Price of	Plans (Excluding		Securities
	Outstanding Options,		Outstanding Options,	Securities Reflected		Reflected in
Plan Category	Warrants and Rights		Warrants and Rights	in Column (a))		Columns (a) and (c)
Equity Compensation Plans Approved by Shareowners	41,273	(2)	$163.07	—	(1)	41,273
	43,876	(3)	$154.57	—	(1)	43,876
	441,220	(4)	$14.48	753,430		1,194,650

TOTAL	526,369			753,430		1,279,799

Equity Compensation Plans Not Approved by Shareowners	7,507	(5)	$223.86	—	(1)	7,507

TOTAL	533,876		$40.42	753,430	(6)	1,287,306

(1)	The right to issue options under this plan terminated upon shareholder approval of the 2002 Long-Term Incentive Plan.

(2)	Issued under the AirGate PCS, Inc. 1999 Stock Option Plan.

(3)	Issued under the AirGate PCS, Inc. Amended and Restated 2000 Long-Term Incentive Plan.

(4)	Issued under the AirGate PCS, Inc. 2002 Long-Term Incentive Plan.

(5)	Issued under the AirGate PCS, Inc. 2001 Non-Executive Stock Option Plan.

(6)	In addition, 14,654 shares of AirGate’s common stock remained for issuance under the AirGate PCS, Inc. 2001 Employee Stock Purchase Plan.

Grants made under the AirGate PCS, Inc. 2001 Non-Employee Director Compensation Plan were issued under either the AirGate PCS, Inc. 1999 Stock Option Plan or the AirGate PCS, Inc. 2002 Long-Term Incentive Plan and thus are not separately stated in the table.

AirGate PCS, Inc. 2001 Non-Executive Stock Option Plan

On January 31, 2001, our board of directors approved the AirGate PCS, Inc. 2001 Non-Executive Stock Option Plan, pursuant to which non-qualified stock options could be granted to our employees who are not officers or directors. This plan was not submitted to our shareowners for approval. As of September 30, 2004, options to acquire 7,507 shares on a post-reverse stock split basis were outstanding under this plan, out of the 30,000 shares originally reserved for issuance. No further grants may be made under the 2001 Non-Executive Stock Option Plan.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,
DIRECTORS AND OFFICERS

On November 30, 2004, there were approximately 11,768,258 shares of our common stock outstanding. The following table presents certain information regarding the beneficial ownership of our common stock, as of November 30, 2004 with respect to:

•	each person who, to our knowledge, is the beneficial owner of 5% or more of our outstanding common stock;

•	each of our directors and nominees for directors;

•	each of the Named Executive Officers; and

•	all of our executive officers and directors as a group.

		Percentage
	Number of Shares	of
	Beneficially	Outstanding
Name of Beneficial Owner(1)	Owned(2)	Common Stock
Thomas M. Dougherty(3)	50,742	*
Barbara L. Blackford	0	*
Robert A. Ferchat	7,128	*
Roy E. Hadley, Jr.	10,000	*
Max D. Hopper	1,000	*
William J. Loughman	15,000	*
Timothy M. O’Brien	1,500	*
Jonathan M. Pfohl(4)	14,704	*
John W. Risner	4,000	*
Gail S. Schoettler	1,000	*
William H. Seippel	0	*
David C. Roberts	17,254	*
Stephen R. Stetz	0	*
Glenview Capital Management, LLC (5)	1,179,929	10.0%
All executive officers and directors as a group (9 persons)(6)	122,328	* %

*	Less than one percent.

(1)	Except as indicated, the address for each executive officer and director is 233 Peachtree Street, N.E., Harris Tower, Suite 1700, Atlanta, Georgia 30303.

(2)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act. A person is deemed to be the beneficial owner of shares of common stock if such person has or shares voting or investment power with respect to such common stock, or has the right to acquire beneficial ownership at any time within 60 days of the date of the table. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.

(3)	Includes 15,000 shares of common stock owned jointly with Mr. Dougherty’s wife, 130 shares of common stock owned by Mr. Dougherty’s children and 5,000 shares of common stock subject to options which are exercisable within 60 days of the date of this table.

(4)	Includes 18 shares of common stock owned by Mr. Pfohl’s children and 1,800 shares of common stock subject to options which are exercisable within 60 days of the date of this table.

(5)	Information presented is based on a Schedule 13D dated November 22, 2004 by Glenview Capital Management, LLC (“Management”), Glenview Capital GP, LLC (“GP”), Glenview Capital Partners, L.P. (“Partners”), Glenview Institutional Partners, L.P. (“Institutional”), Glenview Capital Master Fund, Ltd. (“Master Fund”), and GCM Little Arbor Master Fund, Ltd. (“GCM Fund”), and together with Management, GP, Partners, Institutional, and Master Fund, the “Glenview Filing Parties”). The Schedule 13D indicates that Partners, Institutional, Master Fund and GCM Fund each beneficially owns 114,871, 335,662, 685,796 and 43,600 shares, respectively. The Schedule 13D also indicates that each of the four beneficial owners has delegated sole voting and dispositive power to Management. In addition, GP serves as the general partner of Partners and Institutional. As a result of these shareholdings, ownership structure and delegation, the Schedule 13D indicates that each of the Glenview Filing Parties has shared voting and dispositive power over the full 1,179,929 shares. The business address for each of Management, GP, Partners and Institutional is 399 Park Avenue, Floor 39, New York,

New York 10022. The business address of Master Fund and GCM Fund is c/o Goldman Sachs (Cayman) Trust, Limited, Harbour Centre, North Church Street, P.O. Box 896GT, George Town, Grand Cayman, Cayman Islands, British West Indies, Cayman Island exempted company.

(6)	Includes 6,800 shares of common stock subject to options which are exercisable within 60 days of the date of this table.

ITEM 13. Certain Relationships and Related Transactions.

None.

ITEM 14. Principal Accounting Fees and Services.

Fees Paid to KPMG

The following table shows the fees that AirGate paid or accrued for the audit and other services provided by KPMG LLP for the fiscal years ended September 30, 2003 and 2002:

	Year Ended	Year Ended
	September 30, 2004	September 30, 2003
Audit Fees	$460,200	$558,063
Audit-Related Fees	238,000	638,850
Tax Fees	145,190	391,820
All Other Fees	—	10,891

Total	$843,390	$1,599,624

Audit Fees. This category includes the aggregate fees billed for professional services rendered by KPMG LLP for the audit of our annual consolidated financial statements and the limited reviews of our quarterly condensed consolidated financial statements for the years ended September 30, 2004 and 2003.

Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, rendered by KPMG LLP during the fiscal years ended September 30, 2004 and 2003. These services principally include the assistance and issuance of consents for various filings with the SEC, as well as the audits of our benefit plans.

Tax Fees. This category includes the aggregate fees billed for tax services rendered by KPMG LLP during the fiscal years ended September 30, 2004 and 2003. These services consisted primarily of tax compliance and tax consultation services. In addition, for fiscal years ended September 30, 2004 and 2003, these services include preparation of state and federal tax returns for the Company and its subsidiaries.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered by KPMG LLP during the fiscal years ended September 30, 2004 and September 30, 2003.

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
2.1
Agreement and Plan of Merger, dated as of December 7, 2004, by and among Alamosa Holdings, Inc., A-Co. Merger Sub, Inc. and AirGate PCS, Inc. (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by AirGate with the Commission on December 9, 2004 (SEC File No. 000-27455))

3.1
Corrected Restated Certificate of Incorporation of AirGate PCS, Inc. (“AirGate”), dated February 13, 2004 (incorporated by reference to Exhibit 3.(I) to the quarterly report on Form 10-Q filed by AirGate with the Commission on February 17, 2004 for the quarter ended December, 31 2002 (SEC File No. 000-27455))

3.2
Amended and Restated Bylaws of AirGate, dated December 17, 2002 (incorporated by reference to Exhibit 3.2 to the annual report on Form 10-K/ A filed by AirGate with the Commission on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455))

4.1
Specimen of common stock certificate of AirGate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed by the registrant with the SEC on June 15, 1999 (File Nos. 333-79189-02 and 333-79189-01))

4.2
Form of Warrant Agreement for warrants issued in units offering (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1/ A filed by AirGate with the SEC on September 23, 1999 (File Nos. 333-79189-02 and 333-79189-01))

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

4.7	Form of Senior Subordinated Secured Notes due 2009 (included in Exhibit 4.6)
4.8	Form of Security Agreement (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-4/A filed by AirGate with the SEC on January 14, 2004 (File No. 333-109165)).
4.9	Form of Pledge Agreement (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-4/A filed by AirGate with the SEC on January 14, 2004 (File No. 333-109165).
4.10	Form of Intercreditor Agreement (incorporated by reference to Exhibit 4.10 to the annual report on Form 10-K filed by AirGate with the Commission on December 14, 2005 (SEC File No. 000-27455)).
4.11
Indenture, dated as of October 25, 2004, by and among AirGate, its subsidiaries party thereto and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by AirGate on October 29, 2004)

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

4.14	Form of Pledge Agreement (incorporated by reference to Exhibit 4.4 to the current report on Form 8-K filed by AirGate on October 29, 2004)

Exhibit
Number	Description
4.15	Form of Security Agreement (incorporated by reference to Exhibit 4.5 to the current report on Form 8-K filed by AirGate on October 29, 2004)
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
10.13
Master Site Agreement dated August 6, 1998 between AirGate and BellSouth Carolinas PCS, L.P. and BellSouth Personal Communications, Inc. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.14
Notice to AirGate of an assignment of sublease dated September 20, 1999 between BellSouth Cellular Corp. and Crown Castle South Inc., given pursuant to Section 16(b) of the Master Site Agreement (incorporated by reference to Exhibit 10.5.1 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))

10.15
Master Tower Space Reservation and License Agreement dated February 19, 1999 between AGW Leasing Company, Inc. and American Tower, L.P. (incorporated by reference to Exhibit 10.5.2 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))

10.16
Master Antenna Site Lease No. J50 dated July 20, 1999 between Pinnacle Towers Inc. and AGW Leasing Company (incorporated by reference to Exhibit 10.5.3 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))

10.17
Commercial Real Estate Lease dated August 7, 1998 between AirGate and Perry Company of Columbia, Inc. to lease a warehouse facility (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on July 12, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.18
Lease Agreement dated August 25, 1999 between Robert W. Bruce, Camperdown Company, Inc. and AGW Leasing Company, Inc. to lease office/warehouse space in Greenville, South Carolina (incorporated by reference to Exhibit 10.7.1 to the annual report on Form 10-K filed by AirGate with the Commission on December 18, 2000 for the year ended September 30, 2000 (SEC File No. 000-27455))

10.19
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.20*
Employment Agreement dated April 9, 1999 by and between AirGate and Thomas M. Dougherty (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/ A filed by AirGate with the Commission on June 15, 1999 (SEC File Nos. 333-79189-02 and 333-79189-01))

10.21*
First Amendment to Employment Agreement dated December 20, 1999 between AirGate and Thomas M. Dougherty (incorporated by reference to Exhibit 10.16 to the quarterly report on Form 10-Q filed by AirGate with the Commission on May 15, 2000 for the quarter ended March31, 2000 (SEC File No. 000-27455))

10.22*
AirGate PCS, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by AirGate with the Commission on April 10, 2000 (SEC File No. 333-34416))

10.23*
Form of AirGate PCS, Inc. Option Agreement for AirGate PCS, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.25 to the annual report on Form 10-K filed by AirGate with the Commission on November 30, 2001 for the year ended September 30, 2001 (SEC File No. 000-27455))

10.24*
AirGate PCS, Inc. 2001 Non-Executive Stock Option Plan (incorporated by reference to Exhibit 10.11.2 to the quarterly report on Form 10-Q filed by AirGate with the Commission on February 14, 2001 for the quarter ended December 31, 2000 (SEC File No. 000-27455))

10.25
Form of AirGate PCS, Inc. Option Agreement for AirGate PCS, Inc. 2001 Non-Executive Stock Option Plan (incorporated by reference to Exhibit 10.25 to the annual report on Form 10-K filed by AirGate with the Commission on December 14, 2005 (SEC File No. 000-27455)).

Exhibit
Number	Description
10.26*
AirGate PCS, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11.3 to the quarterly report on Form 10-Q filed by AirGate with the Commission on February 14, 2001 for the quarter ended December 31, 2000 (SEC File No. 000-27455))

10.27*
2002 AirGate PCS, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by AirGate with the Commission on March 29, 2002 (SEC File No. 333-85250)

10.28
Form of Award Agreement for 2002 AirGate PCS, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.28 to the annual report on Form 10-K filed by AirGate with the Commission on December 14, 2005 (SEC File No. 000-27455)).

10.29**	AirGate PCS, Inc. Amended and Restated Non-Employee Director Compensation Plan dated January 22, 2003
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

Exhibit
Number	Description
21.1
Subsidiaries of AirGate PCS, Inc (incorporated by reference to Exhibit 21 to the annual report on Form 10-K/ A filed by AirGate with the Commission on January 17, 2003 for the year ended September 30, 2002 (SEC File No. 000-27455))

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the annual report on Form 10-K filed by AirGate with the Commission on December 14, 2004 (SEC File No. 000-27455)).
31.1**	Rule 13a-14(a) certification of Chief Executive Officer of AirGate filed in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Rule 13a-14(a) certification of Chief Financial Officer of AirGate filed in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Section 1350 certification of Chief Executive Officer of AirGate furnished in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the annual report on Form 10-K filed by AirGate with the Commission on December 14, 2004 (SEC File No. 000-27455)).

32.2
Section 1350 certification of Chief Financial Officer of AirGate furnished in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the annual report on Form 10-K filed by AirGate with the Commission on December 14, 2004 (SEC File No. 000-27455)).

*	Denotes a management contract or compensatory plan or arrangement

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2005.

AIRGATE PCS, INC.
By:	/s/ William J. Loughman
William J. Loughman
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Thomas M. Dougherty Thomas M. Dougherty	President and Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2005
/s/ William J. Loughman William J. Loughman	Chief Financial Officer (Principal Financial and Accounting Officer)	February 15, 2005
* Robert A. Ferchat	Chairman of the Board of Directors	February 15, 2005
* Max D. Hopper	Member, Board of Directors	February 15, 2005
* Timothy M. O’Brien	Member, Board of Directors	February 15, 2005
* John W. Risner	Member, Board of Directors	February 15, 2005
* Stephen R. Stetz	Member, Board of Directors	February 15, 2005
* Gail A. Schoettler	Member, Board of Directors	February 15, 2005
By: /s/ William J. Loughman William J. Loughman Attorney-in-fact	Chief Financial Officer	February 15, 2005

*	William J. Loughman, by signing his name hereto, does sign this document on behalf of the above noted individuals pursuant to powers of attorney duly executed by such individuals, which have been filed as an exhibit to this Report.